Form 10-Q
period 2009-09-30
STR Holdings, Inc.
filed 2009-11-17
CIK 1473597

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34529

STR Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1023344 (I.R.S. Employer Identification No.)
10 Water Street Enfield, Connecticut (Address of principal executive offices)	06082 (Zip Code)

(860) 749-8371
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

         The number of shares of registrant's common stock outstanding as of November 12, 2009: 41,349,710

INDEX
STR Holdings, Inc. and Subsidiaries

Part I. Financial Information

Item 1.    Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts in thousands except unit amounts

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,340	$27,868
Short-term investments	1,000	—
Accounts receivable, trade, less allowances for doubtful accounts of $2,845 and $3,015 in 2009 and 2008, respectively	32,453	36,454
Unbilled receivables	2,737	3,349
Inventories	10,295	18,771
Prepaid expenses and other current assets	2,587	2,115
Current deferred tax assets	1,849	1,681

Total current assets	100,261	90,238
Property, plant and equipment, net	67,403	62,516
Intangible assets, net	219,038	227,666
Goodwill	223,359	223,299
Deferred financing costs	5,331	6,194
Deferred tax assets	5,320	5,200
Other noncurrent assets	6,903	5,809

Total assets	$627,615	$620,922

LIABILITIES, CONTINGENTLY REDEEMABLE UNITS AND UNITHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,023	$2,015
Book overdraft	570	571
Interest rate swap liability	5,110	—
Accounts payable	8,437	13,632
Billings in excess of earned revenues	5,475	5,863
Accrued liabilities	13,353	14,637
Income taxes payable	10,015	10,352

Total current liabilities	44,983	47,070
Long-term debt, less current portion	253,988	255,506
Interest rate swap liability	—	6,013
Other long-term liabilities	3,935	4,621
Deferred tax liabilities	92,951	92,815

Total liabilities	395,857	406,025

COMMITMENTS AND CONTINGENCIES (Note 15)
Contingently redeemable units	3,776	2,930
Unitholders' equity
Units
Class A—17,864,924 units authorized and outstanding	178,649	178,649
Class F—588,171 units authorized and outstanding	1,669	1,456
Retained earnings	46,346	32,216
Accumulated other comprehensive income (expense)	1,318	(354)

Total unitholders' equity	227,982	211,967

Total liabilities, contingently redeemable units and unitholders' equity	$627,615	$620,922

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except shares and per share amounts

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales—Solar	$35,362	$48,134	$99,192	$134,007
Net sales—Quality Assurance	31,956	28,333	85,804	79,192

Total net sales	67,318	76,467	184,996	213,199

Cost of sales—Solar	21,837	26,324	62,904	69,407
Cost of sales—Quality Assurance	20,155	18,273	56,259	53,311

Total cost of sales	41,992	44,597	119,163	122,718

Gross profit	25,326	31,870	65,833	90,481
Selling, general and administrative expenses	9,498	11,771	29,760	33,414
Provision for bad debt expense	20	129	1,372	726

Operating income	15,808	19,970	34,701	56,341
Interest income	46	44	116	145
Interest expense	(4,195)	(5,366)	(12,463)	(16,019)
Foreign currency transaction loss	(133)	(696)	(576)	(468)
Unrealized gain (loss) on interest rate swap	316	172	903	(115)

Income before income tax expense	11,842	14,124	22,681	39,884
Income tax expense	3,955	5,219	8,551	15,006

Net income	$7,887	$8,905	$14,130	$24,878
Other Comprehensive Income:
Foreign currency translation adjustments	1,648	(4,093)	1,672	(2,548)

Total comprehensive income	$9,535	$4,812	$15,802	$22,330

Earnings per share (Note 3):
Basic	$0.22	$0.25	$0.39	$0.69

Diluted	$0.21	$0.24	$0.38	$0.67

Weighted average shares outstanding:
Basic	36,665,586	36,175,080	36,490,833	36,051,405

Diluted	37,298,120	37,398,417	37,201,579	37,260,225

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
OPERATING ACTIVITIES
Net income	$14,130	$24,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,822	6,304
Amortization of intangibles	8,628	8,627
Amortization of deferred financing costs	863	878
Stock-based compensation expense	1,852	1,346
Unrealized (gain) loss on interest rate swap	(903)	115
Earnings in equity investments	(227)	(74)
Loss on disposal of property, plant and equipment	10	—
Provision for bad debt expense	1,372	726
Provision for deferred taxes	(573)	(521)
Changes in operating assets and liabilities:
Accounts receivable	2,629	(10,210)
Inventories	8,476	(6,172)
Accounts payable	(5,195)	5,832
Accrued liabilities	(2,076)	2,346
Income taxes payable	(337)	728
Other, net	(861)	4,141

Net cash provided by operating activities	36,610	38,944

INVESTING ACTIVITIES
Capital expenditures	(13,443)	(22,733)
Purchase of investments	(1,000)	—

Net cash used in investing activities	(14,443)	(22,733)

FINANCING ACTIVITIES
Long-term debt repayments	(1,388)	(1,388)
Principal payments on capital lease obligations	(122)	(115)
Other issuance costs	(893)	(2,251)

Net cash used in financing activities	(2,403)	(3,754)

Effect of exchange rate changes on cash	1,708	(774)

Net increase in cash and cash equivalents	21,472	11,683
Cash and cash equivalents, Beginning of period	27,868	21,180

Cash and cash equivalents, End of period	$49,340	$32,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$11,753	$15,195

Income taxes	$8,912	$14,131

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

Basis of Presentation

        The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company's prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 as amended (the "Securities Act"), with the SEC on November 9, 2009. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

        The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

        The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's estimates.

        The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. In accordance with Accounting Standards Codification ("ASC") 855 -10, Subsequent Events, which became effective for the quarter ended June 30, 2009, the Company has evaluated for disclosure, events that occurred up to November 17, 2009, the date the Company's financial statements were issued.

        Certain prior periods' disclosures have been reclassified to conform to the current period's presentation.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Fair Value Measurements and Disclosures which was codified as ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 was effective for the Company's first quarter ended March 31, 2008. Revisions became effective for the Company's first quarter ended March 31, 2009 and did not impact the Company's condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In December 2007, the FASB issued Business Combinations which was codified as ASC 805. ASC 805 which applies prospectively to business combinations with an acquisition date on or after January 1, 2009. ASC 805 requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. ASC 805 also requires acquisition related costs and restructuring costs from the business combination to be expensed as incurred. The adoption of ASC 805 did not impact the Company's condensed consolidated financial statements.

        In December 2007, the FASB issued Noncontrolling Interest in Consolidated Financial Statements which was codified as ASC 810. ASC 810 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 was effective for the Company's first quarter ended March 31, 2009 and did not have an impact on the Company's condensed consolidated financial statements.

        In March 2008, the FASB issued Derivative Instruments and Hedging Activities which was codified as ASC 815. ASC 815 provides enhanced disclosures with respect to a company's derivative and related activities and was effective for the Company's first quarter ended March 31, 2009. It did not have an impact on the Company's condensed consolidated financial statements.

        In June 2009, the FASB issued a standard related to Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is assessing the impact of the standard.

        In June 2009, the FASB issued a standard related to Amendments to FASB Interpretation No. 46(R). The standard requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is assessing the impact of the standard.

        In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS No. 162 which was codified as ASC 105. ASC 105 requires that the FASB Accounting Standards Codification (the "Codification") become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted the provisions of ASC 105 effective July 1, 2009, which did not have an impact on the Company's results of operations or financial position.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASC 605-25 addresses the accounting for these arrangements and enables vendors to account for product and services (deliverables) separately rather than as a combined unit. The amendments will significantly improve the reporting of these transactions to more closely resemble their underlying economics, eliminate the residual method of allocation and improve financial reporting with greater transparency of how a vendor allocates revenue in its arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is assessing the impact of the provisions of ASC 605-25.

NOTE 3—EARNINGS PER SHARE

        In connection with the Company's initial public offering (the "IPO") (see Note 18), existing holders of Class A,B,C,D,E and F units were issued shares of common stock and / or restricted common stock in exchange for their units. Shares of common stock were issued for vested units and restricted common stock for unvested units based upon the equity value of the Company on the IPO date, in accordance with the STR Holdings LLC agreement relating to priority distribution of units for shares.

        The impact of this issuance has been applied on a retrospective basis to determine earnings per share for the periods presented. The number of common shares reflected in the calculation is the total number of shares (vested and unvested) issued to the Company's unitholders based upon their units held on the IPO date. The vesting provisions of the units have applied to the total common shares issued to determine basic earnings per share (based upon vested common shares equivalent to vested units) and diluted earnings per share (based upon the treasury stock method for unvested restricted common shares equivalent to unvested units).

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 3—EARNINGS PER SHARE (Continued)

        The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and diluted net income per share
Numerator:
Net income	$7,887	$8,905	$14,130	$24,878

Denominator:
Weighted-average shares outstanding	36,665,586	36,175,080	36,490,833	36,051,405
Add: dilutive effect of restricted common shares units	632,534	1,223,337	710,746	1,208,820

Weighted average common shares outstanding with dilution	37,298,120	37,398,417	37,201,579	37,260,225

Basic earnings per share	$0.22	$0.25	$0.39	$0.69
Diluted earnings per share	$0.21	$0.24	$0.38	$0.67

NOTE 4—INVENTORIES

        Inventories consist of the following:

	September 30, 2009	December 31, 2008
Finished goods	$2,698	$2,655
Raw materials	7,597	16,116

	$10,295	$18,771

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	Estimated Useful Lives	September 30, 2009	December 31, 2008
Land		$4,696	$3,095
Buildings and improvements	15 - 40	20,275	6,091
Machinery and equipment	5 - 8	44,100	44,711
Furniture, fixtures and computer equipment	3 - 5	7,374	3,841
Automobiles	5 - 7	308	208

		76,753	57,946
Less accumulated depreciation		(20,251)	(11,695)

		56,502	46,251
Construction in progress		10,901	16,265

Property, plant and equipment, net		$67,403	$62,516

        Depreciation expense was $3,062 and $2,203 for the three months ended September 30, 2009 and 2008, respectively and was $8,822 and $6,304 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 6—INVESTMENTS

Equity Method Investments

        The following is a summary of the Company's equity method investments. The carrying value of all investments accounted for using the equity method is equal to the underlying equity in the net assets of the particular investment at the balance sheet date, unless the Company's share of operating losses has reduced the carrying value of the investment to zero, in which case the investment is carried at zero. There is no readily determinable market value for the Company's equity method investments.

        The Company owns 50% of the shares of CTC-Asia, Ltd., a joint venture with Le Centre Technique Cuir Chaussure Maroquinerie ("CTC"), which operates a laboratory in Hong Kong primarily involved in the testing of leather products. At September 30, 2009 and December 31, 2008, the Company's investment in CTC-Asia, Ltd. was $771 and $544, respectively, and included as other noncurrent assets in the condensed consolidated balance sheets.

        Specialised Technology Resources (UK) Limited ("STR-UK") owns 50% of the shares of STR (France) SAS ("STR France"). STR France, a joint venture with CTC, is incorporated in France for the purpose of carrying out studies, analyses, inspections and other provisions of services related to the manufacture and marketing of nonfood consumer products, primarily leather goods. At September 30, 2009 and December 31, 2008, the Company's investment in STR France was zero as STR-UK's proportionate share of the losses of STR France exceeded the amount invested.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

        The Company has recorded the estimated fair values of intangible assets acquired in connection with acquisitions. The amounts recorded, estimated lives, and amortization methods are as follows:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Useful Lives
Customer relationships	$102,700	$11,768	$90,932	$102,700	$7,916	$94,784	20 years
Trademarks	65,800	5,026	60,774	65,800	3,381	62,419	30 years
Proprietary technology	70,300	8,055	62,245	70,300	5,419	64,881	20 years
Accreditations	6,600	1,513	5,087	6,600	1,018	5,582	10 years

	$245,400	$26,362	$219,038	$245,400	$17,734	$227,666

        The Company amortizes its intangible assets utilizing the straight line method as this method approximates the economic benefit derived from these assets. Amortization expense of such assets was $2,876 and $2,875 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense of such assets was $8,628 and $8,627 for the nine months ended September 30, 2009 and 2008, respectively. Estimated future amortization expense at September 30, 2009 is as follows:

2009	$2,876
2010	11,503
2011	11,503
2012	11,503
2013	11,503
Thereafter	170,150

$219,038

        Goodwill was $223,359 and $223,299 at September 30, 2009 and December 31, 2008, respectively. Goodwill was allocated to the Solar and Quality Assurance ("QA") segments as follows:

	Solar	Quality Assurance	Consolidated
Balance at December 31, 2008	$146,432	$76,867	$223,299
Purchase price adjustment	40	20	60

Balance at September 30, 2009	$146,472	$76,887	$223,359

        Goodwill was increased in 2009 by $60 to record additional amounts payable to the former Specialized Technology Resources, Inc. ("STRI") stockholders. Goodwill is not deductible for tax purposes.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 8—DEBT

        The Company's long-term debt consists of the following:

	September 30, 2009	December 31, 2008
First Lien Term Loan	$180,838	$182,225
Second Lien Term Loan	75,000	75,000
Capital Leases (Note 8)	173	296

	$256,011	$257,521
Less:
Current portion of long-term debt	(2,023)	(2,015)

Total long term debt, less current portion	$253,988	$255,506

        In connection with the Company's acquisition, on June 15, 2007 (the "Acquisition"), the Company entered into two credit agreements (collectively the "Agreements") with Credit Suisse as administrative and collateral agent. The First Lien Credit Agreement ("First Lien") consists of a $185 million term loan and a $20 million revolving credit facility, which includes a sublimit for issuance of letters of credit up to $15 million. The Second Lien Credit Agreement ("Second Lien") consists of a $75 million term loan. Under the First Lien, the Company also has the ability to request the bank to extend the credit under another term loan facility from time to time in the amount of $10 million. The Company incurred $7,967 of costs relating to these financings, which were deferred and are being amortized utilizing the straight line method over the life of the loans.

        Borrowings under the Agreements are collateralized by substantially all of the Company's current and future acquired assets (as defined in the Agreements). The Company and its subsidiaries are guarantors of the obligations. The Company has no independent operations or assets other than through its interest in its subsidiaries. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the First Lien and Second Lien Agreements.

        The Agreements contain customary covenants, including, among other things, limits on the Company's and its subsidiaries' ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and certain investments, merge or consolidate, sell assets, and restrict the payment of dividends. The Company is required to maintain financial covenants with respect to capital expenditures, an interest coverage ratio, a debt ratio and a maximum total leverage ratio.

First Lien

        Borrowings under both the First Lien term loan and the First Lien revolving credit, at the Company's option, are comprised entirely of Alternate Base Rate ("ABR") or Eurodollar loans. The ABR loans bear interest at a rate equal to an applicable percentage rate plus a base rate of the greater of (1) the lender's prime rate or (2) the federal funds rate plus 1/2 of 1%. Eurodollar loans bear interest at an applicable percentage rate plus a London Interbank Offered Rate Reserve Adjusted ("LIBO") rate as determined by the lenders. The initial applicable percentage for borrowings under the term loan facility and the revolving credit facility is 1.5% with respect to ABR borrowings and 2.5% with respect to Eurodollar loans. The weighted average interest rate for the year 2008 was 5.0% and was 2.96% as of December 31, 2008.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 8—DEBT (Continued)

        The weighted average interest rate for the three and nine months ended September 30, 2009 was 2.79% and 2.89%, respectively, and as of September 30, 2009 the interest rate was 2.76%. The applicable percentage for revolving credit facility borrowings may be reduced, subject to the Company attaining certain leverage ratios. Changes in applicable percentage will be determined by the administrative agent on an annual basis. In the event of default, the interest rate increases by 2%. There is a commitment fee of 0.5% on the unused portion of the revolving loan facility. The revolving credit facility of $20 million was not used as of September 30, 2009 and December 31, 2008.

        The Company is required to prepay outstanding First Lien term loans, subject to certain exceptions and conditions, with excess cash flow, or in the event of certain asset sales and a public offering of equity securities. The Company is required to make minimum repayments on the First Lien term loan in quarterly principal amounts of $463. Interest payments are due, depending on the type of loan, either monthly or quarterly. Optional prepayments may be made at any time without premium or penalty and in a minimum amount of $1 million. The First Lien term loan matures on June 15, 2014 and the revolving credit facility expires on June 15, 2012.

Second Lien

        Borrowings under the Second Lien term loan, at the Company's option, are comprised entirely of ABR or Eurodollar loans. The ABR loans bear interest at an applicable percentage rate plus a rate equal to a base rate of the greater of (1) the lender's prime rate or (2) the federal funds rate plus 1/2 of 1%. Eurodollar loans bear interest at an applicable percentage rate plus a LIBO rate as determined by the lenders. The initial applicable percentage is 6.0% with respect to base rate borrowings and 7.0% with respect to LIBO borrowings. In the event of default, the interest rate increases by 2%. The Company also has the option to pay interest entirely in cash or by increasing the outstanding principal amount. However, if interest is not paid in cash, the interest rate is increased by an additional 1.5% per annum. Interest payments are made either monthly or quarterly. The weighted average interest rate for the year ended December 31, 2008 was 9.5% and was 7.46% as of December 31, 2008. The weighted average interest rate for the three and nine months ended September 30, 2009 was 7.29% and 7.39%, respectively, and was 7.26% as of September 30, 2009.

        The Second Lien term loan matures on December 15, 2014. A lump sum principal loan repayment is due on the maturity date only after all outstanding First Lien borrowings are repaid in full.

        As of September 30, 2009, the Company was in compliance with all of its covenants and other obligations under the credit Agreements.

        On October 5, 2009, the Company entered into an amendment to the First Lien Agreement and the Second Lien Agreement. The amendments for both Agreements permitted the Company to enter into certain corporate reorganization transactions, including replacing STR Holdings LLC ("Holdings") with STR Holdings (New) LLC as a guarantor under each Agreement.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 8—DEBT (Continued)

Interest Rate Swap

        Effective September 13, 2007, the Company entered into an interest rate swap contract for $200 million notional principal amount of its variable rate debt. The notional principal amount decreased to $130 million on October 1, 2008 and the contract terminates on September 30, 2010. The Company was required under the terms of both First Lien and Second Lien agreement to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the swap are recorded in the statement of operations. The fair value of the swap was a liability of $6,013 and $5,110 at December 31, 2008 and September 30, 2009, respectively. The resulting change in fair value has been recorded in the respective consolidated balance sheets and in the consolidated statements of operations and comprehensive income.

Other Debt

        One of the Company's foreign subsidiaries maintains a line of credit in the amount of approximately $483 (CHF500) bearing an interest rate of approximately 4.25% as of September 30, 2009 and 4.75% as of December 31, 2008. The purpose of the credit facility is to provide funding for the subsidiary's working capital as deemed necessary during the normal course of business. The facility was not used as of September 30, 2009 and December 31, 2008.

        Required principal repayments of long-term debt, excluding payments on capital lease obligations, as of September 30, 2009 are as follows:

2009	$463
2010	1,850
2011	1,850
2012	1,850
2013	1,850
Thereafter	247,975

Total	$255,838

        The fair value of the Company's debt was approximately $216.5 million and $200.0 million, determined by its mid-market bid/ask price as of September 30, 2009 and December 31, 2008, respectively.

        Subsequent to the closing of the Company's IPO of common stock, per the terms of the Company's First Lien Agreement, the Company has paid down $15 million of its debt related to this facility (see Note 18).

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 9—LEASES

        The Company leases certain machinery and equipment under capital leases which extend through 2010. Capital lease assets and related accumulated amortization, which are recorded as part of property, plant and equipment, are as follows:

	September 30, 2009	December 31, 2008
Capital lease assets	$556	$556
Accumulated amortization	(241)	(162)

Net capital lease assets	$315	$394

        Amortization expense on capital lease assets was $26 and $79 for each of the three and nine months ended September 30, 2009 and 2008.

        Future payments on capital leases as of September 30, 2009 are as follows:

Year Ended December 31,
2009	$45
2010	134

$179
Less amounts representing interest	(6)

Total	$173

        The Company leases various production and Quality Assurance laboratories and office space under non-cancelable operating leases. The leases require the Company to pay property taxes, common area maintenance and certain other costs in addition to base rent. The Company also leases certain machinery and equipment and office furniture and equipment under operating leases. Future minimum payments under all non-cancelable operating leases were as follows as of September 30, 2009:

2009	$2,141
2010	3,892
2011	1,843
2012	1,222
2013	730
Thereafter	92

$9,920

        Rental expense on office space and equipment operating leases was $1,169 and $1,109 for the three months ended September 30, 2009 and 2008, respectively. Rental expense on office space and equipment operating leases was $3,733 and $3,288 for the nine months ended September 30, 2009 and 2008, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 10—UNITHOLDERS' EQUITY

        Changes in Unitholders' equity for the nine months ended September 30, 2009 are as follows:

	A Units		F Units		Accumulated Other Comprehensive (Loss) Income
						Retained Earnings	Total Unitholders' Equity ($)
	Issued	Amount	Issued	Amount
Balance at December 31, 2008	17,865	$178,649	392	$1,456	$(354)	$32,216	$211,967
Share based compensation	—	—	—	213	—	—	213
Net income	—	—	—	—	—	14,130	14,130
Foreign currency translation adjustment	—	—	—	—	1,672	—	1,672

Balance at September 30, 2009	17,865	$178,649	392	$1,669	$1,318	$46,346	$227,982

        The Company has authorized a total of 17,864,924 Class A units, 199,766 Class B units, 1,487,750 Class C units, 530,016 Class D units, 530,016 Class E units, and 588,171 Class F units. In connection with the Acquisition, 14,569,690 Class A units were issued in exchange for the initial cash contribution from the investors. In addition, 3,295,234 Class A units were issued to certain STRI rollover stockholders who received merger consideration partly in the form of units in Holdings.

        The Class A, B, C, D, E and F units are subject to a priority distribution in the event of a distribution, conversion to shares of common stock upon an initial public offering, liquidation, partial liquidation, or dissolution of Holdings in three steps: first, 100% to all Class A units until each such unitholder has received an aggregate amount equal to their capital contributions; second, pro rata to each Class A, B, C, D and F unit until each Class A unit has received 2.5 times its capital contributions; third, pro rata to each Class A, B, C, D, E and F unit based upon units held by each unitholder. Such distribution or liquidation may be in the form of cash, securities or other consideration. Dividends on unvested units are deferred and paid only upon vesting. Unvested units vest immediately upon a change of control.

        Each Class A unit has voting rights. The Class B, C, D, E and F units have no voting rights.

        Contingently Redeemable Units.    Under certain circumstances, certain unitholders have the option to sell their units back to the Company at fair value. In addition, the Company has the right to repurchase vested units from a terminated employee at the greater of fair value, as determined by the Board of Managers, and the original purchase price paid to the Company if terminated without cause, or at the original purchase price paid to the Company, if terminated for cause. These contingent rights do not meet the criteria for the units to be "liability" classified under ASC 718-10 or as liabilities under ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. However, they meet the definition of redeemable equity securities to be classified as temporary equity in accordance with Rule 5-02.27 of SEC Regulation S-X. Contingently redeemable units outstanding as of September 30, 2009 included 199,766 Class B units, 1,134,419 Class C units, 407,796 Class D and 403,833 Class E units. The amount recorded for the contingently redeemable units is the cumulative amortized fair value based upon the fair value on the grant date which is being amortized over the requisite service period.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 10—UNITHOLDERS' EQUITY (Continued)

        In connection with the Company's IPO of common stock, all units have been converted into shares of common stock (see Note 18).

Deferred Offering Costs

        Other noncurrent assets include costs directly associated with the Company's IPO. The Company closed its IPO on November 12, 2009. These costs will be recorded as a reduction of the proceeds received to be recorded in stockholders' equity (see Note 18).

NOTE 11—STOCK-BASED COMPENSATION

        In connection with and subsequent to the Acquisition, Class B, Class C, Class D, Class E and Class F incentive units were issued to employees and certain non-employee investors, each class of which has varying service and/or performance conditions. The following is a summary of the characteristics of each class of units:

Unit	Service/Performance Condition
Class B	Vests immediately upon issuance.
Class C	Vests ratably at month end in 1/60th installments beginning the month following the date of issuance.
Class D
Vests ratably in 1/5th annual installments beginning with the year ending on December 31, 2007 if the equity value performance target, as provided in the LLC (new) agreement, is achieved. Equity value performance targets are based on a multiple of management's projections of Consolidated EBITDA for such fiscal year, less estimated net indebtedness. Performance targets are met if the Company's actual equity valuation is 85% or greater of the target equity value.
Class E	Vests ratably at month end in 1/60th installments beginning the month following the date of issuance.
Class F	Vests 50% immediately upon issuance and the remaining 50% vests one-third each year on the first, second and third anniversary of issuance.

        During the nine months ended September 30, 2009, 144,239 Class C units, 47,552 Class D units and 51,515 Class E units were forfeited by former employees. As of September 30, 2009, 353,331

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 11—STOCK-BASED COMPENSATION (Continued)

Class C units, 122,220 Class D units and 126,183 Class E units remained available for grant. A summary of unit activity during the nine months ended September 30, 2009 is presented below:

Service-Based Awards

	Class B Units	Class C Units	Class E Units	Class F Units	Total Units	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2008	—	906,771	322,919	196,056	1,425,746	$2.80
Granted	—	—	—	—	—	—
Vested	—	(170,005)	(60,514)	(98,028)	(328,547)	$2.87
Forfeited	—	(144,239)	(51,515)	—	(195,754)	$2.67

Unvested as of September 30, 2009	—	592,527	210,890	98,028	901,445	$2.79

Performance-Based Awards

	Class D Units	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2008	274,041	$3.28
Granted	—	—
Vested	—	—
Forfeited	(47,552)	$3.22

Unvested as of September 30, 2009	226,489	$3.29

        As of September 30, 2009 there was $2,803 of total unrecognized compensation cost related to the unit interests granted above. This cost will be recognized based upon the future vesting periods of the shareholders which are 1.5 years on a weighted average basis.

        Stock-based compensation expense was included in the following consolidated statement of operations and comprehensive income categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative expense	$859	$413	$1,852	$1,346
Total recognized tax benefit	$—	$—	$—	$—

        Included in the stock-based compensation expense is $542 and $792 for the three and nine months ended September 30, 2009, respectively, representing a total of 223,464 Phantom A units that had an estimated grant date fair value of $6.0 million at April 1, 2009 granted to the Company's Chief

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 11—STOCK-BASED COMPENSATION (Continued)

Executive Officer. This grant is being accounted for as a liability—classified award and, accordingly, a liability was recorded of $792 at September 30, 2009 representing the vested portion of the award's fair value of approximately $7.6 million.

NOTE 12—INCOME TAXES

        Income before income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Domestic	$4,858	$4,526	$10,272	$13,391
Foreign	6,984	9,598	12,409	26,493

Total	$11,842	$14,124	$22,681	$39,884

        The provision for income taxes (benefit) consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current tax expense:
U.S. federal	$2,662	$3,058	$4,747	$8,112
Foreign	1,738	1,103	4,136	7,003
State and local	75	685	241	412

Total expense	4,475	4,846	9,124	15,527
Deferred tax (benefit) expense:
U.S. federal	(492)	465	(479)	(283)
Foreign	—	—	—	—
State and local	(28)	(92)	(94)	(238)

Total deferred tax (benefit) expense	(520)	373	(573)	(521)

Total income tax expense	$3,955	$5,219	$8,551	$15,006

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 12—INCOME TAXES (Continued)

        A tax expense of $887 and a tax benefit of $511 relating to the cumulative translation adjustment of the Company's foreign subsidiaries financial statements are recorded in other comprehensive income for the three months ended September 30, 2009 and 2008, respectively. A tax expense of $900 and a benefit of $591 relating to the cumulative translation adjustment of the Company's foreign subsidiaries financial statements are recorded in other comprehensive income for the nine months ended September 30, 2009 and 2008, respectively.

        Following is a reconciliation of the Company's effective income tax rate to the United States federal statutory tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected tax at U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes net of federal benefit	0.3%	2.0%	0.5%	1.6%
Foreign rate differential	(12.7)%	(4.5)%	(12.7)%	(5.0)%
Foreign unremitted earnings	12.7%	4.5%	12.7%	5.0%
Non-deductible fees and expenses	(0.3)%	0.5%	1.7%	0.9%
Unrecognized tax benefits	(2.2)%	(0.1)%	0.6%	0.3%
Other	0.6%	(0.4)%	(0.1)%	(0.2)%

Effective tax rate	33.4%	37.0%	37.7%	37.6%

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 12—INCOME TAXES (Continued)

        The effect of temporary differences is included in deferred tax accounts as follows:

	September 30, 2009	December 31, 2008
Deferred tax assets:
State tax loss and credit carryforwards	$25	$25
Inventory reserves	478	—
Accrued bonuses	543	538
Accrued vacation	72	—
Accrued lease liability	158	56
Product performance accrual	1,542	1,542
Bad debt reserves	465	440
Foreign deferred tax assets	14	14
Interest rate swap	2,021	2,212
Deferred compensation	735	735
Other reserves	247	761
Stock options	311	—
Foreign tax credits	558	558

Total deferred tax assets	7,169	6,881
Deferred tax liabilities:
Fixed assets	(4,154)	(3,862)
Intangible assets	(80,591)	(83,760)
Foreign unremitted earnings	(7,625)	(4,628)
Earnings from equity owned entities	(181)	(165)
Foreign deferred tax liabilities	(400)	(400)

Total deferred tax liabilities	(92,951)	(92,815)

Total net deferred tax liabilities	$(85,782)	$(85,934)

        The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense in the amount of approximately $265 and $(21), for the three months ended September 30, 2009 and 2008, respectively. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense in the amount of approximately $555 and $160, for the nine months ended September 30, 2009 and 2008, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of the Company's liability for unrecognized tax benefits (excluding interest and penalties) for the nine months ended September 30, 2009 is as follows:

Balance at December 31, 2008	$1,258
Additions based on tax positions related to the current year	561
Additions for tax positions of prior years	2,083
Reductions for tax positions of prior years	(333)

Balance at September 30, 2009	$3,569

        The amount of unrecognized tax benefit that would potentially impact the Company's effective tax rate was $1,296 and $811 (excluding interest and penalties) as of September 30, 2009 and December 31, 2008, respectively.

        The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

        The Company has open tax years from 2004-2009 with various tax jurisdictions, including the United States. It is reasonably possible that a reduction of unrecognized tax benefits may occur within the next twelve months as a result of reductions of the uncertain tax positions. The Company estimates that unrecognized tax benefits, excluding interest and penalties, at September 30, 2009 could be reduced by approximately $25.

        In connection with the examination of the Company's tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. The Company believes it has sufficient accruals for its contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns, although actual results may differ. The Company does not expect that such differences would have a material effect on its consolidated financial position, results of operations, or cash flows.

        The Company's state tax loss and credit carryforwards total approximately $0.3 million, which if not utilized, will expire at various times through 2012.

NOTE 13—EMPLOYEE BENEFIT PLANS

        The Company maintains two defined contribution plans covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans and can also make discretionary contributions to the plans. The Company expense under these plans was $205 and $199 for the three months ended September 30, 2009 and 2008, respectively. Expense was $640 and $574 for the nine months ended September 30, 2009 and 2008, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The Company also maintains a defined contribution plans for certain foreign employees. The expense under these plans was $275 and $240 for the three months ended September 30, 2009 and 2008, respectively. Expense was $778 and $734 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 14—FAIR VALUE MEASUREMENTS

        The Company adopted ASC 820-10, Fair Value Measurements, in the first quarter of 2008. As of September 30, 2009, the Company did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

        The following table provides the Company's financial assets and liabilities reported at fair value and measured on a recurring basis as of September 30, 2009 and December 31, 2008:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 31, 2008	$(6,013)	$—	$(6,013)	$—
Unrealized gain included in net income	903	—	903	—

Interest rate swap liability at September 30, 2009	$(5,110)	$—	$(5,110)	$—

        The fair value for the Company's interest rate swap is valued using observable current market information as of the reporting date.

NOTE 15—COMMITMENTS AND CONTINGENCIES

        The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

        The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. Prior to 2008, the Company did not experience any material product performance

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

matters. The Company has accrued for specific product performance matters incurred in 2008 and 2009 that are probable and estimable based on its best estimate of ultimate cash expenditures that it will incur for such items. The following table summarizes the Company's product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

	September 30, 2009	December 31, 2008
Balance as of beginning of period	$4,736	$—
Additions	502	5,616
Cash settlements	(925)	(880)

Balance as of end of period	$4,313	$4,736

        The U.S. Foreign Corrupt Practices Act, or FCPA, makes it unlawful for, among other persons, a U.S. company or its employees or agents to offer or make improper payments to any "foreign official" in order to obtain or retain business or to induce such "foreign official" to use his or her influence with a foreign government or instrumentality thereof for such purpose. Under the FCPA, the Company and the Company's officers, directors, controlling stockholders, employees and agents who knew about (or, in certain circumstances, should have known about) or were otherwise involved with potential violations could be subject to substantial fines, potential criminal prosecution, injunctions against further violations or deferred prosecution arrangements. Other requirements can be imposed on companies that violate the FCPA, including the appointment of a government-approved monitor or the implementation of enhanced compliance procedures.

        In late 2008, in the course of routine monitoring of the Company's internal controls, the Company's internal audit staff discovered certain payments made and expenses for entertainment provided to government officials in India from approximately 2006 to 2008 that may have been in violation of the FCPA as well as Indian law. The payments and entertainment expenses were related to the Company's quality assurance business and totaled approximately $26. Upon discovering such payments and expenses and performing an initial review and evaluation with the assistance of an outside forensic accounting firm, the Company's Audit Committee directed outside legal counsel to perform an investigation. The Company's internal audit staff, outside legal counsel and forensic accounting firm performed investigative procedures in 12 of the Company's foreign locations where major international operations are conducted. In the course of that investigation, the Company discovered up to approximately $74 in additional expenses since 2003 in two other jurisdictions that may also be inconsistent with the requirements of the FCPA. The Company's internal investigation uncovered no evidence that the payments or expenses were related to (i) falsifying, altering or otherwise influencing the conduct of our quality assurance tests or test results or (ii) securing any government contracts.

        After completing the Company's internal investigation, the Company made personnel changes in India and enhanced the Company's FCPA-related policies and procedures, including providing additional ethical and FCPA training to key employees, enhancing the Company's monitoring of expenses and other internal controls and appointing a chief compliance director. It is possible that despite the Company's efforts, additional FCPA issues, or issues under anti-corruption laws of other

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

jurisdictions, could arise in the future. Any failure by the Company to comply with the FCPA or anti-corruption laws in the future could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

        During the second quarter of 2009, the Company reported the results of the Company's inquiry to the U.S. Department of Justice ("DOJ") and the enforcement division of the U.S. Securities and Exchange Commission ("SEC"). To the Company's knowledge, the DOJ and SEC were not aware of this matter prior to the Company's report. Shortly after the Company's report, the Company provided additional information requested by the DOJ and SEC. Since providing that additional information, and as of the date of this filing, the DOJ has not responded to the Company's report or requested any additional information from the Company. The DOJ has not informed the Company as to whether it intends to pursue this matter further. In addition, the SEC has advised the Company that because it does not appear that the Company was subject to the SEC's jurisdiction during the relevant period, the SEC does not intend to pursue this matter at this time.

        The outcome of the Company's report to the DOJ and SEC could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company cannot determine the impact or the materiality of any such impact the conclusion of this matter may have on the Company's business, financial condition, results of operations or cash flows.

NOTE 16—RELATED PARTIES

        Certain of the Company's Class A unitholders with aggregate interests of 11,069,690 in Class A units and a value of $110,697 are affiliated with the Company's First and Second Lien term loan lender. The Company has entered into an interest rate swap agreement with this lender. (See Note 7) One of these Class A unitholders has an advisory services agreement with the Company that provides for the payment of $423 in annual advisory fees. This unitholder has the right to appoint five of the seven Board members of Holdings.

        Two of the Company's Board members have an advisory services agreement with the Company which provided for the payment of $1.4 million in fees related to the Acquisition and provides for $150 in annual advisory fees. These two Board members were also awarded a total 530,016 in Class F units with a fair value of $1,511 in connection with the Acquisition.

        A former Board member and Class A unitholder with 750,000 Class A units had an advisory services agreement with the Company, which was terminated in September 2008 and provided for the payment of $164 in fees related to the Acquisition and annual advisory services fees of $36. This former Board member was also awarded 27,781 in Class F units with a fair value of $79 in connection with the Acquisition.

        Total expense under these advisory services agreements was $149 and $162 for the three months ended September 30, 2009 and 2008, respectively. Total expense under these advisory services agreements was $449 and $487 for the nine months ended September 30, 2009 and 2008, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION

        ASC 280-10-50, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. Based on the nature of its products and services, the Company has two reporting segments: Solar and Quality Assurance. Information as to each of these operations is set forth below.

        The accounting policies of the Company's business segments are the same as those described in the summary of significant accounting policies included elsewhere herein.

        Adjusted EBITDA is the main metric used by the management team and the board to plan, forecast and review the Company's business performance. Adjusted EBITDA represents net income before interest income and expense, income tax expense, depreciation, amortization, stock-based compensation expense, transaction fees and certain non-recurring income and expenses from the results of operations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

        The following table sets forth information about the Company's operations by its two reportable segments and by geographic area:

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales
Solar	$35,362	$48,134	$99,192	$134,007
Quality Assurance	31,956	28,333	85,804	79,192

Total net sales	$67,318	$76,467	$184,996	$213,199

Segment Adjusted EBITDA
Solar	$16,485	$21,924	$43,244	$67,614
Quality Assurance	7,137	5,550	17,008	12,172

Segment Adjusted EBITDA	$23,622	$27,474	$60,252	$79,786

Reconciliation of Adjusted EBITDA to Net income
Segment Adjusted EBITDA	$23,622	$27,474	$60,252	$79,786
Corporate Adjusted EBITDA	(1,069)	(353)	(6,593)	(2,929)

Adjusted EBITDA	22,553	27,121	53,659	76,857
Depreciation and amortization	(5,938)	(5,078)	(17,450)	(14,931)
Interest income	46	44	116	145
Interest expense	(4,195)	(5,366)	(12,463)	(16,019)
Income taxes	(3,955)	(5,219)	(8,551)	(15,006)
Management advisory fees	(149)	(162)	(449)	(487)
Unrealized gain (loss) on interest rate swap	316	172	903	(115)
Stock-based compensation	(859)	(413)	(1,852)	(1,346)
(Loss)/gain on disposal of property, plant and equipment	—	—	(10)	—
Earnings on equity-method investments	68	74	227	74
Non-recurring items	—	(2,268)	—	(4,294)

Net income	$7,887	$8,905	$14,130	$24,878

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales
United States	$38,098	$38,747	$108,143	$103,136
Spain	13,297	23,570	36,160	70,339
Hong Kong	8,562	8,551	23,235	22,581
Other countries	7,361	5,599	17,458	17,143

Total net sales	$67,318	$76,467	$184,996	$213,199

Depreciation and Amortization by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depreciation and amortization
Solar	$3,652	$2,880	$10,259	$8,481
Quality Assurance	2,255	2,053	6,806	6,073
Corporate	31	145	385	377

Total depreciation and amortization	$5,938	$5,078	$17,450	$14,931

Capital Expenditures by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capital expenditures
Solar	$1,252	5,649	$5,597	$18,367
Quality Assurance	1,570	2,077	7,826	4,128
Corporate	10	48	20	238

Total capital expenditures	$2,832	7,774	$13,443	$22,733

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Total Assets by Reportable Segment

	September 30, 2009	December 31, 2008
Assets
Solar	$403,993	$405,538
Quality Assurance	204.964	203,417
Corporate	18,658	11,967

Total assets	$627,615	$620,922

Long-Lived Assets by Reportable Segment

	September 30, 2009	December 31, 2008
Long-lived assets
United States	$241,532	$246,983
Spain	21,654	19,699
China	7,326	4,230
Hong Kong	2,224	1,254
Other countries	13,705	18,016

Total long-lived assets	$286,441	$290,182

        Foreign sales are based on the country in which the sales originated. Solar sales to one of the Company's major customers for the three months ended September 30, 2009 and September 30, 2008 were $9,128 and $9,335, respectively and sales to one of the Company's major customers for the nine months ended September 30, 2009 and September 30, 2008 were $29,250 and $25,243, respectively. Accounts receivable from that customer amounted to $651 and $4,134 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 18—SUBSEQUENT EVENTS

Corporate Reorganization and IPO

        Prior to November 5, 2009 the Company conducted its business through STR Holdings LLC and its subsidiaries. STR Holdings (New) LLC ("NewCo"), a Delaware limited liability company, was formed on September 30, 2009 as an indirect subsidiary of STR Holdings LLC and held no material assets and did not engage in any operations.

        Pursuant to the corporate reorganization on November 5, 2009: STR Holdings LLC liquidated. A subsidiary of NewCo merged with and into STRI and, as a result, STRI became a wholly-owned subsidiary of NewCo. The unitholders of STR Holdings LLC became unitholders of NewCo. NewCo converted from a limited liability company into a Delaware 'C' corporation, named STR Holdings, Inc., and all outstanding units of NewCo converted into a single class of common stock of STR Holdings, Inc. For further information please refer to the Company's prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on November 9, 2009.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 18—SUBSEQUENT EVENTS (Continued)

        On November 12, 2009, the Company closed its IPO of 12,300,000 shares of common stock at an offering price of $10 per share, of which 3,300,000 shares were sold by the Company and 9,000,000 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $25.9 million, after deducting $7.8 million of underwriting discounts and $5.0 million of estimated offering costs. Effective with the conversion of NewCo into STR Holdings, Inc., all of the Company's outstanding units were automatically converted into shares of common stock and restricted common stock. In connection with the IPO, the Company repaid $15.0 million of borrowings under its first lien from its credit facilities, and also paid $2.6 million to terminate an advisory services and monitoring agreement it entered into in connection with the Acquisition.

        Under the STR Holdings LLC Agreement, STR Holdings LLC's Class A, B, C, D, E and F units are subject to a priority distribution of shares of common stock in the event of an initial public offering. In connection with the IPO, the priority distribution of shares was based on the Company's equity value as represented by the IPO price. For the units issued in connection with the Acquisition, the shares of common stock were distributed as follows: (i) first, the Class A unitholders received an aggregate amount of common stock equal in value to their aggregate capital contributions; (ii) second, a pro rata distribution was made with respect to the Class A, B, C, D and F units until the Class A unitholders received an aggregate amount of common stock equal in value to 2.5 times their aggregate capital contributions; and (iii) finally, a pro rata distribution was made of the remaining shares to each Class A, B, C, D, E and F unitholder based upon the number of units held by each unitholder. As a result of not meeting the required aggregate value distribution thresholds, Class C and D incentive units that were issued in 2008 did not convert nor did any of the Class E incentive units that were issued in 2007 and 2008.

        The following table presents the number of shares of common stock and unvested restricted common stock issued for the respective units upon conversion. The number of shares of common stock and unvested restricted common stock issuable are based upon the vesting provisions of the outstanding units and reflect the units vested and unvested at the date of conversion:

Class of Units	Shares of Common Stock	Shares of Unvested Restricted Common Stock	Total Shares of Common Stock
A units	35,352,504	397,491	35,749,995
B units	195,053	—	195,053
C units	542,685	553,588	1,096,273
D units	176,211	217,884	394,095
E units	—	—	—
F units	478,578	95,716	574,294

Total	36,745,031	1,264,679	38,009,710

        The Company has retrospectively adjusted its earnings per share to reflect the conversion of units to shares resulting from the reorganization and conversion (See Note 3).

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 18—SUBSEQUENT EVENTS (Continued)

        The pro forma impact of the conversion of units to common shares on the Company's September 30, 2009 balance sheet is as follows:

	Pro Forma September 30, 2009	September 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,340	$49,340
Short-term investments	1,000	1,000
Accounts receivable, trade, less allowances for doubtful accounts of $2,845 and $3,015 in 2009 and 2008, respectively	32,453	32,453
Unbilled receivables	2,737	2,737
Inventories	10,295	10,295
Prepaid expenses and other current assets	2,587	2,587
Current deferred tax assets	1,849	1,849

Total current assets	100,261	100,261
Property, plant and equipment, net	67,403	67,403
Intangible assets, net	219,038	219,038
Goodwill	223,359	223,359
Deferred financing costs	5,331	5,331
Deferred tax assets	5,320	5,320
Other noncurrent assets	6,903	6,903

Total assets	$627,615	$627,615

LIABILITIES, CONTINGENTLY REDEEMABLE UNITS AND UNITHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,023	$2,023
Book overdraft	570	570
Interest rate swap liability	5,110	5,110
Accounts payable	8,437	8,437
Billings in excess of earned revenues	5,475	5,475
Accrued liabilities	12,561	13,353
Income taxes payable	10,015	10,015

Total current liabilities	44,191	44,983
Long-term debt, less current portion	253,988	253,988
Interest rate swap liability	—	—
Other long-term liabilities	3,935	3,935
Deferred tax liabilities	92,951	92,951

Total liabilities	395,065	395,857

COMMITMENTS AND CONTINGENCIES (Note 15)
Contingently redeemable units	—	3,776
Stockholders' equity
Pro forma preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding on a pro forma basis	—	—
Pro forma common stock, $0.01 par value, 200,000,000 shares authorized; 38,009,710 shares issued and outstanding on a pro forma basis	367	—
Pro forma additional paid-in capital	184,519	—
Unitholders' equity
Units
Class A—17,864,924 units authorized and outstanding	—	178,649
Class F—588,171 units authorized and outstanding	—	1,669
Retained earnings	46,346	46,346
Accumulated other comprehensive (expense) income	1,318	1,318

Total stockholders'/unitholders' equity	232,550	227,982

Total liabilities, contingently redeemable units and stockholders'/unitholders' equity	$627,615	$627,615

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except per unit / share amounts unless otherwise noted

NOTE 18—SUBSEQUENT EVENTS (Continued)

        On November 6, 2009, the Company's Board of Directors approved the Company's 2009 Equity Incentive Plan (the "2009 Plan") which became effective on the same day. A total of 4,750,000 shares of common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, "options," stock appreciation rights, shares of restricted stock, or "restricted stock," rights to dividend equivalents and other stock-based awards, collectively, the "awards." The Committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by us or our affiliates, or a company acquired by us or with which we combine. Options generally vest monthly over a five-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control or if an executive terminated his employment for good reason or is terminated by the Company without cause. There were 1,214,315 shares available for grant under the 2009 Plan as of November 6, 2009.

        On November 6, 2009, in connection with the IPO the Company issued 40,000 shares of restricted common stock with a fair value of $400 to four of its directors under the 2009 Plan.

        Also, on November 6, 2009, the Company issued 3,495,685 options to purchase the Company's common stock at exercise prices ranging from $10.00 to $21.50 to certain employees and directors under the 2009 Plan.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We were founded in 1944 as a plastics research and development company and evolved into two core businesses—Solar encapsulant manufacturing and Quality Assurance services. We launched our Quality Assurance business in 1973, and we commenced sales of our Solar encapsulant products in the late 1970s.

        We are a leading global provider of encapsulants to the solar module industry. Encapsulants, which are specialty extruded sheets that protect and preserve the embedded semiconductor circuit. Encapsulants are critical to the proper functions of solar modules, as they protect cells from the elements, bond the multiple layers of a module together and provide electrical insulation while allowing light to reach the panel. Our polymeric PhotoCap products consist primarily of ethylene-vinyl-acetate, or EVA, which is modified with additives and put through our proprietary manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. We supply solar module encapsulants to many of the major solar module manufacturers, including BP Solar, First Solar, Inc., Solarwatt AG, SunPower Corporation and United Solar Ovonic LLC. We believe we were the primary supplier of encapsulants to each of our top 10 customers in the first nine months of 2009, which we believe is due to our superior products and customer service. Our encapsulants are used in both crystalline and thin-film solar modules.

        Our Quality Assurance business is a leader in the consumer products Quality Assurance market, and we believe our Quality Assurance business represents the only global testing service provider exclusively focused on the consumer products market. Our Quality Assurance business provides inspection, testing, auditing and consulting services that enable retailers and manufacturers to determine whether products and facilities meet applicable safety, regulatory, quality, performance and social standards.

CURRENT BUSINESS OUTLOOK AND STRATEGIC FOCUS

        The macro business environment continues to show gradual signs of improvement from the global economic recessionary conditions that have persisted since mid to late 2008. It appears as though the banking industry and housing markets have begun to stabilize helping to improve credit markets that are still primarily only accessible by investment grade corporate entities. The stock market has recovered some of its earlier losses and many economic indicators are indicating that the global economy is beginning to recover. However, the shape of or extent to which any recovery occurs, if at all, is not determinable as unemployment remains high and consumer spending remains relatively weak. As such, difficult economic conditions could negatively impact both of our businesses over the near term.

        Prior to 2009, our Solar business experienced rapid growth as net sales increased from $9.9 million in 2003 to $182.3 million in 2008, representing a compound annual growth rate ("CAGR") of 79.1%. During 2009, the entire solar industry has been negatively impacted by an oversupply of solar modules that was caused by a number of factors. For one, Spain, which represented the second largest photovoltaic market in 2008, initiated a legislative change in the latter part of the same year that capped the amount of solar module installations eligible for its feed-in tariff incentive at 500 megawatts ("MW"). Second, the on-going global recession and worldwide credit crisis reduced the amount of capital available to fund solar projects. Last, low-cost solar module manufacturers, primarily from China, emerged and continue to penetrate the solar module market, which has increased overall industry competition. Based on these industry events, net sales in our Solar segment decreased by 26% for the nine months ended September 30, 2009 compared to the corresponding 2008 period.

        During the third quarter of 2009, overall solar industry fundamentals began to shows signs of improvement as the oversupply of inventory in the solar module chain continued to decline and government incentive plans surrounding renewable energy programs have emerged. For one, the American Recovery and Reinvestment Act was passed in the United States in February 2009 and provides financial incentives for the development of renewable energy. China, France, Taiwan, Italy, Japan and other countries have also announced significant plans to increase their use of renewable energy, including solar. As a result, our third quarter 2009 Solar net sales have increased 19% on a sequential basis from the second quarter of 2009 due to increased end user demand for our customers' solar modules, primarily in the United States, Germany and Italy. In order for the favorable sales trend to continue, previously announced renewable energy programs need to continue to be adopted and applied by the governments in the markets that we serve and financing must be available to fund solar projects. We anticipate that the speed and extent to which such government programs are adopted, along with seasonal impacts associated with upcoming winter weather conditions, will impact our future solar sales in the short and medium term.

        Our focus in 2009 has been to continue to strengthen our customer relationships, drive product innovation and optimize our production capacity to match shifting global demand. As of September 30, 2009, we have entered into formal contractual relationships with five of our top ten solar customers. These contracts provide for better operational and capital efficiency as well as improved manufacturing visibility that we believe should help offset lower unit pricing. In August 2009, we began shipping encapsulants from our new Malaysian facility. This facility has two 500 MW production lines and provides us with a global manufacturing and distribution footprint, as we believe we are the only encapsulant provider to possess such capabilities in North America, Europe and Asia. As of September 30, 2009, our encapsulant manufacturing capacity was 5,250 MW which we expect to increase to 6,350 MW by the end of 2009. Our focus for the remainder of 2009 and 2010 will be to continue to enter into contracts with our largest customers and expand our customer base in China and throughout Asia.

        During 2009, our Quality Assurance business continued to grow in the recessionary environment as net sales increased 8% for the nine months ended September 30, 2009 compared to the corresponding 2008 period. Manufacturers and consumer products companies continue to seek to determine whether the products designed or manufactured by them or on their behalf meet applicable safety, regulatory, quality, performance and social standards. This growth has been the result of shorter product life-cycles, the continued migration of mass production to low cost countries, adverse publicity relating to product recalls and increased regulatory oversight. In February 2009, provisions of the Consumer Product Safety Improvement Act of 2008 became effective with respect to certain children's products, requiring manufacturers of such products to have independent testing performed prior to distribution. Additional provisions of this legislation are expected to become effective by early 2010. Our strategy is to continue to focus on leveraging our global footprint, technical and industry knowledge, breath of service offerings and customer service to grow in our Quality Assurance business.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our condensed consolidated financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived intangible and tangible assets, goodwill, product performance matters, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on November 9, 2009.

        There have been no changes in such policies during the quarter ended September 30, 2009.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2008		Change		2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Net sales—Solar	$35,362	53%	$48,134	63%	$(12,772)	(27)%	$99,192	54%	$134,007	63%	$(34,815)	(26)%
Net sales—QA	$31,956	47%	$28,333	37%	$3,623	13%	$85,804	46%	$79,192	37%	$6,612	8%

Total net sales	$67,318	100%	$76,467	100%	$(9,149)	(12)%	$184,996	100%	$213,199	100%	$(28,203)	(13)%

        Net sales decreased $9.1 million, or 12%, to $67.3 million for the three months ended September 30, 2009 from $76.5 million for the same period in 2008 as a result of a decrease in our Solar sales, partially offset by increased sales in our Quality Assurance business. Our Solar segment accounted for 53% of our total net sales for the three months ended September 30, 2009 compared to 63% for our total net sales for the three months ended September 30, 2008.

        Net sales decreased $28.2 million, or 13%, to $185.0 million for the nine months ended September 30, 2009 from $213.2 million for the same period in 2008 as a result of a decrease in our Solar sales, partially offset by increased sales in our Quality Assurance business. Our Solar segment accounted for 54% of our total net sales for the nine months ended September 30, 2009 compared to 63% for our total net sales for the nine months ended September 30, 2008.

Net Sales—Solar

        Our Solar net sales are derived from the sale of encapsulants to both crystalline and thin-film solar module manufacturers. We expect that our results of operations, for the foreseeable future, will depend primarily on the sale of encapsulants to a relatively small number of customers. The top five customers in our Solar segment accounted for approximately 53% and 46% of our Solar net sales in the three months ended September 30, 2009 and 2008, respectively and approximately 61% and 46% of our Solar net sales in the nine months ended September 30, 2009 and 2008, respectively.

        Net sales in our Solar segment decreased $12.8 million, or 27%, to $35.4 million for the three months ended September 30, 2009 from $48.1 million for the same period in 2008. Volume decreased approximately 18% as our European operations were negatively impacted by the change in Spanish feed-in tariff policy in late 2008. Pricing decreased approximately 8% due to overall industry competition and in conjunction with the signing of contracts with five of our customers, which formalized our business relationships and gave us improved visibility. The strengthening of the Euro against the U.S. dollar negatively impacted our third quarter 2009 results by approximately 1%.

        Net sales in our Solar segment decreased $34.8 million, or 26%, to $99.2 million for the nine months ended September 30, 2009 from $134.0 million for the same period in 2008. The decrease in sales was driven by a volume reduction of approximately 18%; and reduced pricing of approximately

8%. The year to date performance drivers are due to the factors discussed above pertaining to the third quarter results.

        Although 2009 net sales in our Solar segment have decreased compared to 2008 net sales on a quarter over quarter and year over year basis, third quarter 2009 net sales have increased by $5.7 million or 19% on a sequential basis from second quarter 2009 net sales of $29.6 million. The majority of such increase was volume driven by improved user demand for solar modules relating to the residential and utility end markets in California, Germany and Italy. We believe overall solar industry conditions are stabilizing as economic conditions continue to improve, project financing becomes more available and overall solar module over-supply continues to be reduced.

Net Sales—Quality Assurance

        We generate net sales in our Quality Assurance segment from our contracts to provide inspection, testing and audit services to our clients. We enter into contracts on a fixed price, time and material, or a cost-plus fixed fee basis. We also provide services on a non-contract basis pursuant to a fixed price list. We have a broad client base, serving over 6,000 clients in 2009 and 2008, with our top five customers in our Quality Assurance segment accounting for approximately 22% and 18% of our Quality Assurance net sales in the three months ended September 30, 2009 and 2008, respectively and approximately 23% and 18% of our Quality Assurance net sales in the nine months ended September 30, 2009 and 2008, respectively.

        Net sales in our Quality Assurance segment increased $3.6 million, or 13%, to $32.0 million for the three months ended September 30, 2009 from $28.3 million for the same period in 2008, primarily as a result of increased volume in the United States and Asia, partially offset by a decline in Europe. U.S. Quality Assurance sales growth was driven by increased testing of private label products as such retailers are ensuring their products possess the same or higher level of quality as compared to premium brands. In addition, toy-related testing increased as new U.S. safety regulations became effective in February 2009. Net sales in Asia also increased due to a higher level of testing performed for toy manufacturers that distribute their products in the United States to comply with the new U.S. safety regulations.

        Net sales in our Quality Assurance segment increased $6.6 million, or 8%, to $85.8 million for the nine months ended September 30, 2009 from $79.2 million for the same period in 2008 primarily as a result of the factors discussed above pertaining to the third quarter results.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2008		Change		2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Cost of sales—Solar	$21,837	32%	$26,324	34%	$(4,487)	(17)%	$62,904	34%	$69,407	33%	$(6,503)	(9)%
Cost of sales—QA	$20,155	30%	$18,273	24%	$1,882	10%	$56,259	30%	$53,311	25%	$2,948	6%

Total cost of sales	$41,992	62%	$44,597	58%	$(2,605)	(7)%	$119,163	64%	$122,718	58%	$(3,555)	(3)%

        Cost of sales decreased $2.6 million, or 7%, to $42.0 million for the three months ended September 30, 2009 from $44.6 million for the same period in 2008 mainly as a result of the decrease in our Solar net sales as noted above in Net sales, partially offset by increased net sales in our Quality Assurance business. Our Solar segment accounted for 52% of our total cost of sales for the three months ended September 30, 2009 compared to 59% for our total cost of sales for the three months ended September 30, 2008.

        Cost of sales decreased $3.6 million, or 3%, to $119.2 million for the nine months ended September 30, 2009 from $122.7 million for the same period in 2008 as a result of a decrease in our Solar net sales as noted above, partially offset by increased net sales in our Quality Assurance business. Our Solar segment accounted for 53% of our total cost of sales for the nine months ended September 30, 2009 compared to 57% of our total cost of sales for the nine months ended September 30, 2008.

Cost of Sales—Solar

        Cost of sales in our Solar segment decreased $4.5 million, or 17%, to $21.8 million for the three months ended September 30, 2009 from $26.3 million for the same period in 2008. The decrease in our Solar segment's cost of sales was mainly due to reduced European sales volume and lower raw material costs, partially offset by $0.8 million of increased depreciation expense associated with the 2008 capital expenditures and $0.9 million of incremental operating costs associated with our recently opened Malaysian facility which did not occur in 2008.

        Cost of sales in our Solar segment decreased $6.5 million, or 9%, to $62.9 million for the nine months ended September 30, 2009 from $69.4 million for the same period in 2008. The decrease in our Solar segment's cost of sales was mainly due to reduced European sales volume and lower raw material costs, partially offset by $1.8 million of increased depreciation expense associated with the 2008 capital expenditures, $1.4 million of incremental operating costs associated with our recently opened Malaysian facility which did not occur in 2008, $1.0 million of inventory write-offs and $1.3 million of increased labor and benefit costs to support our manufacturing infrastructure.

        Non-cash intangible asset amortization expense of $2.1 million and $6.3 million was included in cost of sales for the three and nine month periods in 2009 and 2008, respectively.

Cost of Sales—Quality Assurance

        Cost of sales in our Quality Assurance segment increased $1.9 million, or 10%, to $20.2 million for the three months ended September 30, 2009 from $18.3 million for the same period in 2008. The increase in our Quality Assurance's cost of sales was due to $0.2 million of increased depreciation expense and $1.6 million of increased direct costs and labor expense to support our sales volume growth.

        Cost of sales in our Quality Assurance segment increased $2.9 million, or 6%, to $56.3 million for the nine months ended September 30, 2009 from $53.3 million for the same period in 2008. The increase in our Quality Assurance's cost of sales was due to $0.8 million for increased depreciation expense, $0.3 million for increased rent expense and $1.9 million for increased direct costs and labor expense mainly due to sales volume growth.

        Non-cash intangible asset amortization expense of $0.8 million and $2.3 million was included in cost of sales for the three and nine month periods in 2009 and 2008, respectively.

Gross Profit

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2008		Change		2009		2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Gross profit	$25,326	38%	$31,870	42%	$(6,545)	(21)%	$65,833	36%	$90,481	42%	$(24,648)	(27)%

        Gross profit decreased $6.5 million, or 21%, to $25.3 million for the three months ended September 30, 2009 from $31.9 million for the same period in 2008 and $24.6 million, or 27%, to $65.8 million for the nine months ended September 30, 2009 from $90.5 million for the same period in

2008, primarily due to the sales decline in our Solar segment. As a percentage of sales, gross profit decreased 400 basis points from 42% for the three months ended September 30, 2008 to 38% for the three months ended September 30, 2009 and decreased 600 basis points from 42% for the nine months ended September 30, 2008 to 36% for the nine months ended September 30, 2009.

        The decrease in gross profit as a percentage of sales was primarily due to lower pricing and reduction in operating leverage of fixed costs associated with our Solar sales volume decline. Also, we generated a lower mix of net sales in our higher margin Solar business, which accounted for 53% and 63% of our consolidated net sales for the three months ended September 30, 2009 and 2008, respectively.

        For the nine months ended September 30, 2009, gross profit decreased as a percentage of sales primarily due to lower pricing and a reduction in operating leverage of fixed costs associated with our Solar sales volume decline. Also, we generated a lower mix of net sales in our higher margin Solar business, which accounted for 54% and 63% of our consolidated net sales for the nine months ended September 30, 2009 and 2008, respectively. Lastly, $1.0 million of inventory write-offs were incurred in our Solar segment during the second quarter of 2009. These negative impacts to the nine months of 2009 gross margin percentage more than offset a 170 basis point gross margin expansion for the nine month period ended September 30, 2009 in our Quality Assurance business resulting from improved labor cost efficiency based on better operating leverage associated with the sales growth and efforts to streamline our Quality Assurance testing processes and improve turn-around time.

        Non-cash intangible asset amortization expense of $2.9 million and $8.6 million reduced gross profit for the three and nine month periods in 2009 and 2008, respectively.

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2008		Change		2009		2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
SG&A	$9,498	14%	$11,771	15%	$(2,273)	(19)%	$29,760	16%	$33,414	16%	$(3,654)	(11)%

        SG&A decreased 19% in the current three month period as compared to the corresponding period in the prior year. The decrease reflected lower professional fees of $2.4 million compared to the same period in 2008 due to the non-recurrence of legal fees associated with protecting our propriety technology and re-audits of our financial statements, incurred in preparation for the filing of our initial Form S-1 with the SEC made during the third quarter of 2008, and $0.6 million of reduced incentive bonus expense associated with applicable performance measures. Such favorable items were partially offset by $0.4 million of increased stock-based compensation cost for the three month period ended September 30, 2009.

        SG&A decreased 11% in the current nine month period as compared to the corresponding period in the prior year. The decrease reflected lower professional fees of $4.0 million compared to the same period in 2008 due to the non-recurrence of legal fees associated with protecting our propriety technology and re-audits of our financial statements, incurred in preparation for the filing of our initial Form S-1 with the SEC made during the second and third quarter of 2008, $0.5 million of reduced incentive bonus expense associated with applicable performance measures. Such favorable items were partially offset by $0.5 million of increased stock-based compensation cost for the nine month period ended September 30, 2009.

Interest Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2008		Change		2009		2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Interest expense	$(4,195)	(6)%	$(5,366)	(7)%	$1,171	(22)%	$(12,463)	(7)%	$(16,019)	(8)%	$3,556	(22)%

        Interest expense consists primarily of interest on borrowings under our credit facilities entered into in connection with our 2007 acquisition. See Credit Facilities below. Interest expense decreased 7% and 22% in the current three month period and nine month period as compared to the corresponding periods in the prior year. The reductions were primarily the result of decreases in applicable interest rates on our variable rate debt.

Other Income (Expense) Items

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2008		Change		2009		2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Other income (expense)	$229	—%	$(480)	—%	$709	1%	$443	—%	$(438)	—%	$881	2%

        Other income (expense) for the three months ended September 30, 2009 was mainly due to $0.3 million of unrealized gains on our interest rate swap entered into during 2007 as a requirement under our credit facilities and $0.1 million of foreign currency transaction losses. During the three months ended September 30, 2008 we incurred $0.2 million of unrealized gains and $0.7 million of foreign currency transaction losses.

        Other income (expense) for the nine months ended September 30, 2009 was mainly due to $0.9 million of unrealized gains on our interest rate swap and $0.6 million of foreign currency transaction losses. During the three months ended September 30, 2008 we incurred $0.1 million of unrealized losses and $0.5 million of foreign currency transaction losses.

Income Taxes

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2008		Change		2009		2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Income taxes	$3,955	6%	$5,219	7%	$(1,264)	(24)%	$8,551	5%	$15,006	7%	$(6,455)	(43)%

        Income tax expense decreased 24% in the current three month period compared to the corresponding period in the prior year. Our effective tax rate for the three months ended September 30, 2009 was 33% compared to the federal statutory rate of 35% and our effective tax rate for the three months ended September 30, 2008 was 37%. The decrease in our third quarter 2009 effective tax rate was mainly due to the recording of uncertain tax positions in foreign jurisdictions in 2008.

        Income tax expense decreased 43% in the current nine month period compared to the corresponding period in the prior year. Our effective tax rate for the nine months ended September 30, 2009 was 38% compared to the federal statutory rate of 35% and our effective tax rate for the nine months ended September 30, 2008 was 38%.

Net Income

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		2008		Change		2009		2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Net income	$7,887	12%	$8,904	12%	$(1,017)	(11)%	$14,130	8%	$24,878	12%	$(10,748)	(43)%

        Net income decreased $1.0 million to $7.9 million for the three months ended September 30, 2009 from net income of $8.9 million for the three months ended September 30, 2008 primarily due to the reduction in net sales, and increased stock-based compensation and depreciation expense, partially offset by decreased lower cost of goods sold, interest expense and a lower effective tax rate.

        Net income decreased $10.8 million to $14.1 million for the nine months ended September 30, 2009 from net income of $24.9 million for the nine months ended September 30, 2008 primarily due to the factors discussed above pertaining to the third quarter results plus the unfavorable impact of $1.0 million of inventory write-offs in the second quarter of 2009.

Segment Results of Operations

        We report our business as two segments: Solar and Quality Assurance. The accounting policies of the segments are the same as those described in the footnotes to the accompanying Condensed Consolidated Financial Statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on November 9, 2009. We measure segment performance based on total revenues and have historically utilized Adjusted EBITDA. See Note 17-Reportable Segments and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for further information. Revenues for each of these segments are described in further detail above. Corporate overhead is not allocated to our segments and includes expenses associated with corporate headquarters, the executive management team and certain centralized functions that benefit us but are not attributable to the segments such as finance and certain legal costs. The discussion that follows is a summary analysis of total revenues and the primary changes in Adjusted EBITDA by segment.

Solar

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$35,362	$48,134	$(12,772)	(27)%	$99,192	$134,007	$(34,815)	(26)%

Adjusted EBITDA	$16,485	$21,924	$(5,439)	(25)%	$43,244	$67,614	$(24,370)	(36)%

Adjusted EBITDA as % of Segment Net Sales	46.6%	45.5%			43.6%	50.5%

        Adjusted EBITDA as percentage of net sales for this business segment decreased in the current three month period compared to the corresponding 2008 period due to lower gross margin driven by the reduction in net sales, and lower absorption of fixed costs as discussed above. Partially offsetting the negative impact of lower gross margins was a reduction to SG&A expenses of $1.6 million based on improved bad debt expense of $0.4 million due to favorable cash collections and $1.5 million of lower professional fees related to legal costs.

        Adjusted EBITDA for this business segment decreased in the current nine month period compared to the corresponding period in the prior year primarily due to reduced gross margins driven by the reduction in net sales, lower absorption of fixed costs and $1.0 million of inventory write-offs. SG&A expenses improved by $1.9 million mainly driven by $2.7 million of lower legal fees and partially offset by $0.6 million of increased bad debt expense.

Quality Assurance

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$31,956	$28,333	$3,623	13%	$85,804	$79,192	$6,612	8%

Adjusted EBITDA	$7,137	$5,550	$1,587	29%	$17,008	$12,172	$4,836	40%

Adjusted EBITDA as % of Segment Net Sales	22.3%	19.6%			19.8%	15.4%

        Adjusted EBITDA as a percentage of net sales for this business segment increased in the current three month period compared to the corresponding 2008 period due to higher gross margin driven by the increase in sales volume. SG&A expenses increased by $0.4 million primarily driven by $0.3 million of increased bad debt expense.

        Adjusted EBITDA as a percentage of net sales for this business segment increased in the current nine month period compared to the corresponding 2008 period due to higher gross margin driven by the increase in sales volume as discussed above. SG&A expenses improved by $0.9 million primarily driven by overall operating efficiencies.

Corporate Overhead

        Corporate overhead expense was $1.2 million for the three months ended September 30, 2009 compared to $2.8 million for the corresponding period in the prior year. The reduction was driven by lower professional fees partially offset by increased corporate staffing costs to support becoming a public company.

        Corporate overhead expense was $7.0 million for the three months ended September 30, 2009 compared to $7.7 million for the corresponding period in the prior year. The reduction was driven by lower professional fees and reduced incentive bonuses partially offset by increased corporate staffing costs to support becoming a public company.

Financial Condition, Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by operations. From 2003 through 2008, net cash provided by operating activities has been sufficient to fund our working capital needs and capital expenditures. As of September 30, 2009, our principal sources of liquidity consisted of $49.3 million of cash and cash equivalents, $1.0 million of short-term investments and $20.0 million of availability under the $20.0 million revolving portion of our first lien credit facilities. Our total indebtedness was $255.8 million as of September 30, 2009.

        Our principal needs for liquidity have been, and for the foreseeable future will continue to be, for capital expenditures, debt service and working capital. The main portion of our capital expenditures has been and is expected to continue to be for expansion of our Solar manufacturing capacity and information technology improvements. Working capital requirements have increased as a result of our overall growth from prior years and the need to fund higher accounts receivable and inventory. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the revolving portion of our credit facilities will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our credit facilities, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The credit markets in late 2008 and 2009 have experienced extreme volatility and disruption that reached unprecedented levels. In many cases, the market for new debt financing is extremely limited and in some cases not available at all. In addition, the markets have increased the uncertainty that lenders will be able to comply with their previous commitments. As such, we cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or otherwise to meet our liquidity needs.

        Although we have no specific current plans to do so, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

        As discussed in Note 18-Subsequent Events in the Notes to the Condensed Consolidated Financial Statements, we completed an initial public offering of our common stock as of November 12, 2009. In connection with the initial public offering, we received $25.9 million of net proceeds, after deducting underwriting discounts and estimated offering costs and repaid $15.0 million of borrowings under our first lien from credit facility and also paid $2.6 million to terminate an advisory services and monitoring agreement we entered into in connection with the Acquisition in 2007. In connection with our initial public offering, all of our outstanding units were automatically converted into 36,745,031 shares of common stock and 1,264,679 shares of restricted common stock. Our common stock is now traded on the New York Stock Exchange ("NYSE") under the ticker symbol "STRI".

Cash Flows

Cash Flow from Operating Activities

        Net cash provided by operating activities was $36.6 million for the nine months ended September 30, 2009 compared to $38.9 million for the nine months ended September 30, 2008. The decrease was driven by lower cash earnings partially offset by improved working capital. Cash collections were extremely strong in the third quarter of 2009 and we have continued to reduce our raw material inventory to within levels consistent with current revenues.

Cash Flow from Investing Activities

        Net cash used for investing activities was $14.4 million for the nine months ended September 30, 2009 compared to $22.7 million for the nine months ended September 30, 2008, as we reduced our capital expenditure activity due to the current negative economic conditions. We expect remaining 2009 consolidated capital expenditures to be approximately $5.8 million, of which Solar capital expenditures represent approximately $0.9 million and Quality Assurance capital expenditures represent approximately $4.9 million. We also have a certificate of deposit in the amount of $1.0 million that matures over 90 days.

Cash Flow from Financing Activities

        Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2009 compared to $3.8 million for the nine months ended September 30, 2008, due to lower equity issuance costs of $0.9 million. Debt repayments remained consistent period over period.

Credit Facilities

        In connection with the Acquisition, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our "credit facilities," in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consists of a $185.0 million term loan facility, which matures on June 15, 2014, and a $20.0 million revolving credit facility, none of which was outstanding at September 30, 2009, which matures on June 15, 2012. The second lien credit facility consists of a $75.0 million term loan facility, which matures on December 15, 2014. The revolving credit facility includes a sublimit of $15.0 million for letters of credit.

        The obligations under each credit facility are unconditional and are guaranteed by us and substantially all of our existing and subsequently acquired or organized domestic subsidiaries. The first lien credit facility and related guarantees are secured on a first-priority basis, and the second lien credit facility and related guarantees are secured on a second-priority basis, in each case, by security interests (subject to liens permitted under the credit agreements governing the credit facilities) in substantially all tangible and intangible assets owned by us, the obligors under the credit facilities, and each of our other domestic subsidiaries, subject to certain exceptions, including limiting pledges of voting stock of foreign subsidiaries to 66% of such voting stock.

        Borrowings under the first lien credit facility bear interest at a rate equal to (1) in the case of term loans, at our option (i) the greater of (a) the rate of interest per annum determined by Credit Suisse, from time to time, as its prime rate in effect at its principal office in the City of New York, and (b) the federal funds rate plus 0.50% per annum (the "base rate"), and in each case plus 1.50% per annum or (ii) the LIBO plus 2.50% and (2) in the case of the revolving loans, at our option (subject to certain exceptions) (i) the base rate plus 1.50% when our total leverage ratio (as defined in the first lien credit facility) is greater than or equal to 5.25 to 1.00 ("leverage level 1"), the base rate plus 1.25% when our total leverage ratio is greater than or equal to 4.50 to 1.00 but less than 5.25 to 1.00 ("leverage level 2") and the base rate plus 1.00% when our total leverage ratio is less than 4.50 to 1.00 ("leverage level 3") or (ii) the LIBO plus 2.50% in the case of leverage level 1, 2.25% in the case of leverage level 2 and 2.00% in the case of leverage level 3. Borrowings under the second lien credit facility bear interest at a rate equal to, at our option (i) the base rate plus 6.00% or (ii) the LIBO plus 7.00%. For the first five years of the second lien credit facility, we have the option to pay interest in cash or in kind, by increasing the outstanding principal amount of the loans by the amount of accrued interest. Interest paid in kind on the second lien credit facility will be at the rate of interest applicable to such loan described above plus an additional 1.50% per annum. If we default on the payment of any principal, interest, or any other amounts due under the credit facilities, we will be obligated to pay default interest. The default interest rate on principal payments will equal the interest rate applicable to such loan plus 2.00% per annum, and the default interest rate on all other payments will equal the interest rate applicable to base rate loans plus 2.00% per annum.

        As of September 30, 2009 and December 31, 2008, the weighted average interest rate under our credit facilities was 4.14% and 4.27%, respectively, before the effect of our interest rate swap. At the rate in effect on September 30, 2009 and assuming an outstanding balance of $256.3 million as of September 30, 2009, our annual debt service obligations would be $12.5 million, consisting of $10.6 million of interest and $1.9 million of scheduled principal payments.

        In addition to paying interest on outstanding principal under the credit facilities, we are required to pay a commitment fee at a rate equal to 0.50% per annum on the daily unused commitments available to be drawn under the revolving portion of the first lien credit facility. We are also required to pay letter of credit fees, with respect to each letter of credit issued, at a rate per annum equal to the applicable LIBO margin for revolving credit loans on the average daily amount of undrawn letters of credit plus the aggregate amount of all letter of credit disbursements that have not been repaid by us. We are also required to pay fronting fees, with respect to each letter of credit issued, at a rate specified by the issuer of the letters of credit and to pay Credit Suisse certain administrative fees from time to time, in its role as administrative agent. The term loans under the first lien credit facilities amortize in quarterly installments of 0.25% of the principal amount. Under certain circumstances, we may be required to reimburse the lenders under our credit facilities for certain increased fees and expenses caused by a change of law.

        We are generally required to prepay term loan borrowings under the credit facilities with (1) 100% of the net cash proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, (2) 100% of the net cash proceeds we receive from the issuance of debt obligations other than debt obligations permitted under the credit agreements, (3) 50% of the net cash proceeds of a public offering of equity (including this offering) and (4) 50% (or, if our leverage ratio is less than 5.25 to 1.00 but greater than or equal to 4.50 to 1.00, 25%) of excess cash flow (as defined in the credit agreements). Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than 4.50 to 1.00. Subject to a limited exception, all mandatory prepayments will first be applied to the first lien credit facility until all first lien obligations are paid in full and then to the second lien facility.

        The first lien credit facility requires us to maintain certain financial ratios, including a maximum first lien debt ratio (based upon the ratio of indebtedness under the first lien credit facility to consolidated EBITDA, as defined in the first lien credit facility), a maximum total leverage ratio (based upon the ratio of total indebtedness, net of unrestricted cash and cash equivalents, to consolidated EBITDA) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to consolidated interest expense), which are tested quarterly. Based on the formulas set forth in the first lien credit agreement, as of September 30, 2009, we were required to maintain a maximum first lien debt ratio of 4.25 to 1.00, a maximum total leverage ratio of 6.25 to 1.00 and a minimum interest coverage ratio of 1.65 to 1.00. The second lien credit facility requires us to maintain a maximum total leverage ratio tested quarterly. Based on the formulas set forth in the second lien credit agreement, as of September 30, 2009, we were required to maintain a maximum total leverage ratio of 6.50 to 1.00.

As of September 30, 2009, our first lien debt ratio was 1.74 to 1.00, our total leverage ratio was 2.74 to 1.00 and our interest coverage ratio was 4.77 to 1.00.

        The financial ratios required under the first and second lien facilities become more restrictive over time. Based on the formulas set forth in the first lien credit agreement, as of March 31, 2010 and March 31, 2012, we are required to maintain a maximum first lien debt ratio of 4.00 to 1.00 and 3.00 to 1.00, respectively, a maximum total leverage ratio of 6.00 to 1.00 and 5.00 to 1.00, respectively, and a minimum interest coverage ratio of 1.80 to 1.00 and 2.00 to 1.00, respectively. Based on the formulas set forth in the second lien credit agreement, as of March 31, 2010 and March 31, 2011, we are required to maintain a maximum total leverage ratio of 6.25 to 1.00 and 5.25 to 1.00, respectively.

        The credit agreements also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; sale-leaseback transactions; investments and acquisitions; indebtedness; liens; affiliate transactions; the nature of our business; a prohibition on dividends and restrictions on other restricted payments; modifications or prepayments of our second lien credit facility or other material subordinated indebtedness; and issuing redeemable, convertible or exchangeable equity securities. Under the credit agreements, we are permitted maximum annual capital expenditures of $12.0 million in the fiscal year ending December 31, 2009, with such limit increasing by $1.0 to $2.0 million for each fiscal year thereafter. Capital expenditure limits in any fiscal year may be increased by 40.0% of the excess of consolidated EBITDA for such fiscal year over baseline EBITDA for that year, which is defined as $50.0 million for the fiscal year ending December 31, 2009 and increasing by $5.0 million per year thereafter. The capital expenditure limitations are subject to a two-year carry-forward of the unused amount from the previous fiscal year.

        The credit agreements contain events of default that are customary for similar facilities and transactions, including a cross-default provision with respect to other material indebtedness (which, with respect to the first lien credit agreement, would include the second lien credit agreement and with respect to the second lien credit agreement, would include the first lien credit agreement) and an event of default that would be triggered by a change of control, as defined in the credit agreements, and which is not expected to be triggered by this offering. As of September 30, 2009, we were in compliance with all of our covenants and other obligations under the credit agreements.

        On October 5, 2009, we entered into an amendment to the first lien credit agreement and an amendment to the second lien credit agreement. The amendments for both credit agreements permitted us to enter into certain corporate reorganization transactions, including replacing STR Holdings LLC with STR Holdings (New) LLC as a guarantor under each credit agreement. STR Holdings, Inc. became a guarantor under each credit agreement as corporate successor to STR Holdings (New) LLC on November 6, 2009.

        We are required under the terms of both our first lien and second lien credit facilities to fix our interest costs on at least 50% of the principal amount of our funded indebtedness for a minimum of three years. To manage our interest rate exposure and fulfill the requirements under our credit facilities, effective September 13, 2007, we entered into a $200.0 million notional principal amount interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. The notional principal amount decreased to $130.0 million on October 1, 2008 and will remain at that amount until the agreement terminates on September 30, 2010. Under the interest rate swap agreement, we pay interest at 4.622% and receive the floating three-month LIBOR rate from Credit Suisse International on the notional principal amount.

        In addition, one of our foreign subsidiaries maintains a line of credit facility in the amount of $0.5 million (0.5 million Swiss francs) bearing an interest rate of approximately 4.25% and 4.75% as of September 30, 2009 and December 31, 2008, respectively. The purpose of the credit facility is to provide funding for the subsidiary's working capital as deemed necessary during the normal course of business. The facility was not utilized as of September 30, 2009 and December 31, 2008.

Off-Balance Sheet Arrangements

        We have no off-balance sheet financing arrangements.

Recently Issued Accounting Standards

        In September 2006, the FASB issued Fair Value Measurements and Disclosures which was codified as ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 was effective for our first quarter ended March 31, 2008. Revisions became effective for our first quarter ended March 31, 2009 and did not have an impact on our condensed consolidated financial statements.

        In December 2007, the FASB issued Business Combinations which was codified as ASC 805. ASC 805 which applies prospectively to business combinations with an acquisition date on or after January 1, 2009. ASC 805 requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. ASC 805 also requires acquisition related costs and restructuring costs from the business combination to be expensed as incurred. The adoption of ASC 805 did not have an impact on our condensed consolidated financial statements.

        In December 2007, the FASB issued Noncontrolling Interest in Consolidated Financial Statements which was codified as ASC 810. ASC 810 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 was effective for our first quarter ended March 31, 2009 and did not have an impact on our condensed consolidated financial statements.

        In March 2008, the FASB issued Derivative Instruments and Hedging Activities which was codified as ASC 815. ASC 815 provides enhanced disclosures with respect to a company's derivative and related activities and was effective for our first quarter ended March 31, 2009. It did not have an impact on our condensed consolidated financial statements.

        In June 2009, the FASB issued a standard related to Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are assessing the impact of the standard.

        In June 2009, the FASB issued a standard Amendments to FASB Interpretation No. 46(R). The standard requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are assessing the impact of the standard.

        In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS No. 162 which was codified as ASC 105. ASC 105 requires that the FASB Accounting Standards Codification (the "Codification") become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. We adopted the provisions of ASC 105 effective July 1, 2009, which did not have an impact on our results of operations or financial position.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASC 605-25 addresses the accounting for these arrangements and enables vendors to account for product and services (deliverables) separately rather than as a combined unit. The amendment will significantly improve the reporting of these transactions to more closely resemble their underlying economics, eliminate the residual method of allocation and improve financial reporting with greater transparency of how a vendor allocates revenue in its arrangements. The amendment in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are assessing the impact of the provisions of ASC 605-25.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

        The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1A.-Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

        Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

Foreign Exchange Risk Management

        We have foreign currency exposure related to our operations outside of the United States. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our consolidated results of operations. For the nine months ended September 30, 2009 and 2008, approximately $76.9 million, or 41.5%, and $110.1 million, or 51.6%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and general costs related to these foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products or services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

        In addition, our assets and liabilities of foreign operations are recorded in foreign currencies and translated into U.S. dollars. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency.

        We do not engage in any hedging activities related to this exchange rate risk. A 10% change in the U.S. dollar exchange rates in effect as of September 30, 2009 would cause a change in consolidated net assets of approximately $10.5 million and a change in net sales of approximately $7.6 million.

Interest Rate Risk

        We are exposed to interest rate risk in connection with our first lien term loan facility, our second lien term loan facility and any borrowings under our revolving credit facility. Our first lien and second lien facilities bear interest at floating rates based on the LIBOR or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. Borrowings under our revolving credit facility bear interest at floating rates based on the LIBOR or a base rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

        To manage our interest rate exposure and fulfill requirements under our credit facilities, effective September 13, 2007, we entered into an interest rate swap with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. As of September 30, 2009 and December 31, 2008, our interest rate swap agreement was for a $130.0 million notional principal amount under our credit facilities and had a fair value of a liability of $5.1 million and $6.0 million, respectively. Based on the amount outstanding under our first lien and second lien facilities at September 30, 2009, a change of one percentage point in the applicable interest rate, before the effect of our interest rate swap, would cause an increase or decrease in interest expense of approximately $2.6 million on an annual basis. For further information on the interest rate swap agreement, see Note 8-Debt located in the Notes to the Condensed Consolidated Financial Statements for further information.

Commodity Price Risk

        The major raw material that we purchase for production of our encapsulants for our Solar segment is resin, and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our goods can be impacted by fluctuations in petrochemical and paper prices. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended ("Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

        There have not been any changes in our internal controls over financial reporting during the three months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors.

        An investment in our common stock involves a high degree of risk. You should carefully consider the following risks, as well as the other information in this Quarterly Report on Form 10-Q, before making an investment in our company. If any of the following risks actually occurs, our business, results of operations or financial condition may be adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Solar Business

If demand for solar energy in general and solar modules in particular does not continue to develop or takes longer to develop than we anticipate, sales in our Solar business may not grow or may decline, which would negatively affect our financial condition and results of operations.

        We expect that a significant amount of the growth in our overall business will come from the sale of encapsulants by our Solar business. Because our encapsulants are used in the production of solar modules, our financial condition and results of operations and future growth are tied to a significant extent to the overall demand for solar energy and solar modules. The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. Many factors may affect the viability and widespread adoption of solar energy technology and demand for solar modules, and in turn, our encapsulants, including:

  •
  cost-effectiveness of solar modules compared to conventional and non-solar renewable energy sources and products;

  •
  performance and reliability of solar modules compared to conventional and non-solar renewable energy sources and products;

  •
  availability and amount of government subsidies and incentives to support the development and deployment of solar energy technology;

  •
  rate of adoption of solar energy and other renewable energy generation technologies, such as wind, geothermal and biomass;

  •
  seasonal fluctuations related to economic incentives and weather patterns;

  •
  fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of fossil fuels and corn or other biomass materials;

  •
  the current worldwide economic recession as well as volatility and disruption in the credit markets, which may continue to slow the growth of the solar industry, may continue to cause our customers to experience a reduction in demand for their products and related financial difficulties and may continue to adversely impact our Solar business;

  •
  fluctuations in capital expenditures by end users of solar modules, which tend to decrease when the overall economy slows down;

  •
  the extent to which the electric power and broader energy industries are deregulated to permit broader adoption of solar electricity generation; and

  •
  the cost and availability of polysilicon and other key raw materials for the production of solar modules.

        For example, in the first nine months of 2009, we experienced a decline in our Solar business mainly due to decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in 2008, the ongoing global recession and the ongoing worldwide credit crisis.

        If demand for solar energy and solar modules fails to develop sufficiently, demand for our customers' products as well as demand for our encapsulants will decrease, and we may not be able to grow our business or Solar net sales and our financial condition and results of operations will be harmed.

A significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy could have a material adverse effect on our business and prospects.

        Demand for our encapsulants depends on the continued adoption of solar energy and the resultant demand for solar modules. Demand for our products depends, in large part, on government incentives aimed to promote greater use of solar energy. In many countries in which solar modules are sold, solar energy would not be commercially viable without government incentives. This is because the cost of generating electricity from solar energy currently exceeds, and we believe will continue to exceed for the foreseeable future, the costs of generating electricity from conventional energy sources.

        The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of the target markets for our Solar business, including Germany, Italy, Spain, the United States, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated earlier than anticipated. For example, in June 2008, the German parliament adopted new legislation that will decrease the feed-in tariff for solar energy between 8% and 10% in 2010 and 9% annually thereafter. Also, in September 2008, the Spanish parliament adopted new legislation that will decrease the feed-in tariff for solar energy by approximately 27% and capped its subsidized PV installations at 500 MW for 2009.

        Moreover, electric utility companies, or generators of electricity from fossil fuels or other renewable energy sources, could also lobby for changes in the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for solar energy, especially those in our target markets, could cause our Solar net sales to decline and harm our business.

Our Solar business is dependent on a limited number of customers, which may cause significant fluctuations or result in declines in our Solar net sales.

        The solar module industry is relatively concentrated. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. Sales to First Solar accounted for 29% and 19% of our Solar net sales in the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. In addition, the top five customers in our Solar segment accounted for approximately 61% and 47% of our Solar net sales in the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing pressure to reduce their costs. Because we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate significant Solar net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Also, new entrants into the solar module manufacturing industry, primarily from China, could negatively impact the demand for, and pricing of, our customers' products, which could reduce the demand for our encapsulants. We believe our European customers have lost market share to low-cost module manufacturers, primarily from China, that continue to penetrate the European solar market and whom we do not sell encapsulants to. We have lost market share in the European market due to emerging low-cost solar module manufacturers, primarily from China, and if we are not able to supply encapsulants to these new entrants in the future, we could lose further market share and also face competition from new encapsulant manufacturers.

        In addition, a significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five Solar customers with the largest receivable balances represented 27% and 35% of our accounts receivable balance as of September 30, 2009 and December 31, 2008, respectively. Moreover, many solar companies are facing and may continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us, which could affect our business, financial condition and results of operations. Any one of the following events may cause material fluctuations or declines in our Solar net sales and have a material adverse effect on our business, financial condition and results of operations:

  •
  reduction, postponement or cancellation of orders from one or more of our significant customers;

  •
  reduction in the price one or more significant solar customers are willing to pay for our encapsulants;

  •
  selection by one or more solar customers of products competitive with our encapsulants;

  •
  loss of one or more significant solar customers and failure to obtain additional or replacement customers; and

  •
  failure of any of our significant solar customers to make timely payment for products.

Our Solar business's growth is dependent upon the growth of our key Solar customers and our ability to keep pace with our customers' growth.

        In addition to relying on a small number of customers, we believe we were the primary supplier to each of our top 10 Solar customers in the first nine months of 2009. The future growth and success in our Solar business depends on the ability of such customers to grow their businesses and our ability to meet any such growth, principally through the addition of manufacturing capacity. If our Solar customers do not increase production of solar modules, there will be no corresponding increase in encapsulant orders. Alternatively, in the event such customers grow their businesses, we may not be able to meet their increased demands, which would require such customers to find alternative sources for encapsulants. In addition, it is possible that customers for whom we are the exclusive supplier of encapsulants will seek to qualify and establish a secondary supplier of encapsulants, which would reduce our share with such customers and could increase that customer's pricing leverage. If our Solar customers do not grow their businesses or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our Solar net sales.

Technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, which would adversely affect our business.

        The solar energy market is rapidly evolving and competitive and is characterized by continually changing technology requiring continuous improvements in solar modules to increase efficiency and power output and improve aesthetics. This requires us and our customers to continuously invest significant financial resources to develop new solar module technology and enhance existing solar modules to keep pace with evolving industry standards and changing customer requirements and to compete effectively in the future. Our failure to further refine our encapsulant technology and develop and introduce new or enhanced encapsulants or other products, or our competitors' development of products and technologies that perform better or are more cost effective than our products, could cause our encapsulants to become uncompetitive or obsolete, which would adversely affect our business, financial condition and results of operations. Product development activities are inherently uncertain, and we could encounter difficulties in commercializing new technologies. As a result, our product development expenditures in our Solar business may not produce corresponding benefits.

        Moreover, we produce a component utilized in the manufacturing of solar modules. New solar technologies may emerge or existing technologies may gain market share that do not require encapsulants as we produce them, or at all. Such changes could result in decreased demand for our encapsulants or render them obsolete, which would adversely affect our business, financial condition and results of operations.

We rely upon trade secrets and contractual restrictions, and not patents, to protect our proprietary rights. Failure to protect our intellectual property rights may undermine our competitive position and protecting our rights or defending against third-party allegations of infringement may be costly.

        Protection of proprietary processes, methods, documentation and other technology is critical to our business. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. We rely on trade secrets, trademarks, copyrights and contractual restrictions to protect our intellectual property rights and currently do not hold any patents related to our Solar business. However, the measures we take to protect our trade secrets and other intellectual property rights may be insufficient. While we enter into confidentiality agreements with our Solar employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us.

        Third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could harm our business and operating results. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

        We are currently in litigation with a former employee, James P. Galica, in our Solar business and his current employer, JPS Elastomerics Corp., for the misappropriation and theft of our trade secrets. In August 2008, the jury determined that the technology for our polymeric sheeting product line is a trade secret. The jury also determined that our former employee and his current employer had not misappropriated our trade secrets. We have not decided if we will appeal the jury's determination. The jury also found that our former employee had breached his confidentiality agreement with us. Subsequently, the judge determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. The judge awarded us compensatory and punitive damages, attorneys' fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling the competing products, which are substantially similar to some of our encapsulants. The final amount of damages to be awarded to us, as well as the scope of a permanent injunction, is still pending before the court and will be determined by the presiding judge. JPS has filed a motion for reconsideration of the court's decision that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act. Final judgment will not be entered until these pending matters are resolved. The court has ordered each party to brief the remaining issues. Upon entry of final judgment, JPS will have the right to appeal the judge's ruling, and we will have the right to appeal the jury's verdict. If JPS or Galica is successful on the appeals from both the jury's verdict and the judge's rulings, the result may be a new trial or a final determination that JPS may compete with us by continuing to sell a product that is substantially similar to some of our encapsulants. JPS may also be allowed to compete with us on some encapsulant products based on the court's ruling on the scope and duration of the permanent injunction. Even if we are ultimately successful, this lawsuit and any future lawsuits to protect our intellectual property rights or defend against third-party infringement claims may be costly and may divert management attention and other resources away from our business.

We face competition in our Solar business from other companies producing encapsulants for solar modules.

        The market for encapsulants is highly competitive and continually evolving. We compete with a number of encapsulant manufacturers, some of which are large, global companies with substantial financial, manufacturing and logistics resources and strong customer relationships. If we fail to attract and retain customers for our current and future products, we will be unable to increase our revenues and market share. Our primary encapsulant competitors include Bridgestone Corporation, ETIMEX Primary Packaging GmbH and Mitsui Chemicals, Inc. We also expect to compete with new entrants to the encapsulant market, including those that may offer more advanced technological solutions or that have greater financial resources than we do. Further, as the China solar market matures, we expect other encapsulant providers from China and the greater Asian markets will compete with us. Our competitors may develop and produce or may be currently producing encapsulants that offer advantages over our products. A widespread adoption of any of these technologies could result in a rapid decline in our position in the encapsulant market and our revenues and adversely affect our margins.

Our failure to build and operate new manufacturing facilities and increase production capacity at our existing facilities to meet our customers' requirements could harm our business and damage our customer relationships in the event demand for encapsulants increases. Conversely, expanding our production in times of overcapacity could have an adverse impact on our results of operations.

        Prior to the fourth quarter of 2008, our manufacturing facilities generally operated at full production capacity, which constrained our ability to meet increased demand from our customers. The future success of our Solar business depends, in part, on our ability to increase production capacity to satisfy any increased demand from our customers. We may be unable to expand our Solar business, satisfy customer requirements, maintain our competitive position and improve profitability if we are unable to build and operate new manufacturing facilities and increase production capacity at our existing facilities to meet any increased demand for our Solar products. For example, if there are delays in our new Malaysian facility achieving target yields and output, we will not meet our target for adding capacity, which would limit our ability to increase encapsulant sales and result in lower than expected Solar net sales and higher than expected costs and expenses. Moreover, we may experience delays in receiving equipment and be unable to meet any increases in customer demand. Failure to satisfy customer demand may result in a loss of market share to competitors and may damage our relationships with key customers.

        In addition, due to the lead time required to produce the equipment used in our encapsulant manufacturing process, it can take up to a year to obtain new machines after they are ordered. Accordingly, we are required to order production equipment well in advance of expanding our facilities or opening new facilities and in advance of accepting additional customer orders. If such facilities are not expanded or completed on a timely basis or if anticipated customer orders do not materialize, we may not be able to generate sufficient Solar net sales to offset the costs of new production equipment, which could have an adverse impact on our results of operations. Furthermore, we rely on longer-term forecasts from our Solar customers to plan our capital expenditures. If these forecasts prove to be inaccurate, either we may have spent too much on capacity growth, which could require us to consolidate facilities, in which case our financial results would be adversely affected, or we may have spent too little on capital expenditures, in which case we may be unable to satisfy customer demand, which could adversely affect our business. Furthermore, our ability to establish and operate new manufacturing facilities and expand production capacity is subject to significant risks and uncertainties, including:

  •
  restrictions in the agreements governing our indebtedness that restrict the amount of capital that can be spent on manufacturing facilities;

  •
  inability to raise additional funds or generate sufficient cash flow from operations to purchase raw material inventory and equipment or to build additional manufacturing facilities;

  •
  delays and cost overruns as a result of a number of factors, many of which are beyond our control, such as increases in raw material prices and long lead times or delays with equipment vendors;

  •
  delays or denials of required approvals by relevant government authorities;

  •
  diversion of significant management attention and other resources;

  •
  inability to hire qualified personnel; and

  •
  failure to execute our expansion plan effectively.

        If we are unable to establish or successfully operate additional manufacturing facilities or to increase production capacity at our existing facilities, as a result of the risks described above or otherwise, we may not be able to expand our business as planned and our Solar net sales may be lower than expected. Alternatively, if we build additional manufacturing facilities or increase production capacity at our existing facilities, we may not be able to generate sufficient customer demand for our encapsulants to support the increased production levels, which would adversely affect our business and operating margins.

Our Solar business is exposed to risks related to running our facilities at full production capacity from time to time that could result in decreased Solar net sales and affect our ability to grow our business in future periods.

        Prior to the fourth quarter of 2008, our manufacturing facilities generally operated at full production capacity. If any of our current or future production lines or equipment were to experience any problems or downtime, such as in 2005 when one of our plants was without electricity for five days following a hurricane, we may not be able to shift production to new lines and may not be able to meet our production targets, which would result in decreased Solar net sales and adversely affect our customer relationships. As a result, our per-unit manufacturing costs would increase, we would be unable to increase sales as planned and our earnings would likely be negatively impacted. In addition, when our encapsulant production lines are running at full capacity, they are generally used solely to meet current customers' orders. As such, there is very limited production line availability to test new technologies or further refine existing technologies that are important for keeping pace with evolving industry standards and changing customer requirements and competing effectively in the future. Limitations in our ability to test new products or enhancements to our existing products could cause our encapsulants to become uncompetitive or obsolete, which would adversely affect our business.

We may be subject to claims that we have infringed, misappropriated or otherwise violated the patent or other intellectual property rights of a third party. The outcome of any such claims is uncertain and any unfavorable result could adversely affect our business, financial condition and results of operations.

        We may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property rights. These claims may be costly to defend, and we ultimately may not be successful. An adverse determination in any such litigation could subject us to significant liability to third parties (potentially including treble damages), require us to seek licenses from third parties (which may not be available on reasonable terms, or at all), make substantial one-time or ongoing royalty payments, redesign our products or subject us to temporary or permanent injunctions prohibiting the manufacture and sale of our products, the use of our technologies or the conduct of our business. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. In addition, we may have no insurance coverage in connection with such litigation and may have to bear all costs arising from any such litigation to the extent we are unable to recover them from other parties. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

We generally operate on a purchase order basis with our Solar customers, and their ability to cancel, reduce, or postpone orders could reduce our Solar net sales and increase our costs.

        Sales to our Solar customers are typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters. The timing of placing these orders and the amounts of these orders are at our customers' discretion. Customers may cancel, reduce or postpone purchase orders with us prior to production on relatively short notice. If customers cancel, reduce or postpone existing orders or fail to make anticipated orders, it could result in the delay or loss of anticipated sales, which could lead to excess inventory and unabsorbed overhead costs. Because our encapsulants have a limited shelf life from the time they are produced until they are incorporated into a solar module, we may be required to sell any excess inventory at a reduced price, or we may not be able to sell it at all and incur an inventory write-off, which could reduce our Solar net sales and increase our costs. In the first nine months of 2009, we experienced postponements and cancellations in orders and, as a result, incurred approximately $1.0 million of inventory write-offs.

We may be unable to manage the expansion of our Solar operations effectively.

        We expect to expand our existing facilities and add new facilities to meet future demand for encapsulants. We recently completed expansions in our facilities in Connecticut and Spain. The production line qualification on our Malaysian facility has been completed, and we began shipping production quantities of encapsulants from that facility in the third quarter of 2009. To manage the potential growth of our operations, we will be required to improve operational and financial systems, procedures and controls, increase manufacturing capacity and output and expand, train and manage our growing employee base. Furthermore, management will be required to maintain and expand our relationships with our customers, suppliers and other third parties. Our Solar business's current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage the growth of our Solar business effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process could prevent us from timely delivering encapsulants to our customers in the required quantities, which could result in order cancellations and decreased revenues.

        We purchase resin and paper liner, the two main components used in our manufacturing process, from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these suppliers or our other suppliers, or if the suppliers' facilities are affected by events beyond our control, we may be unable to manufacture our encapsulants or our encapsulants may be available only for customers in lesser quantities, at a higher cost or after a long delay. We may be unable to pass along any price increases relating to materials costs to our customers, in which case our margins could be reduced. In addition, we do not maintain long-term supply contracts with our suppliers. Our inventory of raw materials for our encapsulants, including back-up supplies of resin, may not be sufficient in the event of a supply disruption. In 2005, we encountered a supply disruption when one of our resin suppliers had its facilities damaged by a hurricane, and another supplier had a reactor fire at the same time. This forced us to use our back-up supplies of resin. The failure of a supplier to supply materials and components, or a supplier's failure to supply materials that meet our quality, quantity and cost requirements in a timely manner, could impair our ability to manufacture our products to specifications, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. If we are forced to change suppliers, our customers may require us to undertake testing to ensure that our encapsulants meet the customer's specifications.

Our Solar gross margins and profitability may be adversely affected by rising commodity costs.

        We are dependent on certain raw and other materials, particularly resin and paper, for the manufacture of our encapsulants. In addition, the cost of equipment used to manufacture our encapsulants is affected by steel prices. The prices for resin, paper and steel have been volatile over the past few years and could increase. If the prices for the commodities and equipment we use in our Solar business increase, our gross margins and results of operations may be adversely affected.

As a supplier to solar module manufacturers, disruptions in any other component of the supply chain to solar module manufacturers may adversely affect our customers and consequently limit the growth of our business and revenue.

        We supply a component to solar module manufacturers. As such, if there are disruptions in any other area of the supply chain for solar module manufacturers, it could affect the overall demand for our encapsulants. For example, the increased demand for polysilicon due to the rapid growth of the solar energy and computer industries and the significant lead time required for building additional capacity for polysilicon production led to an industry-wide shortage of polysilicon from 2005 through 2008, which is an essential raw material in the production of most of the solar modules produced by many of our customers. This and other disruptions to the supply chain may force our customers to reduce production, which in turn would decrease customer demand for our encapsulants and could adversely affect our Solar net sales. In addition, reduced orders for our encapsulants could result in underutilization of our production facilities and cause an increase of our marginal production cost. In 2009, we experienced postponements and cancellations in orders and, as a result, incurred approximately $1.0 million of inventory write-offs.

The sales cycle for our encapsulants can be lengthy, which could result in uncertainty and delays in generating Solar net sales.

        The integration and testing of our encapsulants with prospective customers' solar modules or enhancements to existing customers' solar modules requires a substantial amount of time and resources. A Solar customer may need up to one year to test, evaluate and adopt our encapsulants and qualify a new solar module, before ordering our encapsulants. Our Solar customers then need additional time to begin volume production of solar modules that incorporate our encapsulants. As a result, the complete sales cycle for our Solar business can be lengthy. We may experience a significant delay between the time we increase our expenditures for product development, sales and marketing efforts and inventory for our Solar business and the time we generate Solar net sales, if any, from these expenditures. In addition, because we typically do not have long-term commitments from our Solar customers, we must repeat the sales process on a continual basis even for existing customers that develop new solar modules or enhancements to their existing solar modules.

Our Solar business could be adversely affected by seasonal trends and construction cycles.

        We may be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months, such as Germany. For example, in the first nine months of 2009, we experienced a decline in our Solar business mainly due to decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in 2008, the ongoing global recession and the ongoing worldwide credit crisis. There are various reasons for seasonality fluctuations, mostly related to economic incentives and weather patterns. In Germany, the construction of solar energy systems is concentrated in the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff. In the United States, solar module customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.

Problems with product quality or product performance, including defects, could result in a decrease in customers and Solar net sales, unexpected expenses and loss of market share.

        Our encapsulants are complex and must meet stringent quality requirements. Products as complex as our encapsulants may contain undetected defects, especially when first introduced. For example, our encapsulants may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant costs, including costs to service or replace products, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver products with defects, or if there is a perception that our products contain errors or defects, our credibility and the market acceptance and sales of our encapsulants could materially decline. In addition, we could be subject to product liability claims and could experience increased costs and expenses related to significant product liability claims or other legal judgments against us, or a widespread product recall by us or a solar module manufacturer. For example, during the second half of 2008, we recorded an accrual of $5.6 million relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006 and are currently attempting to resolve this matter. We may increase our accruals in future periods or incur charges in excess of that amount, which would result in increased expenses in future periods that adversely affect our results of operations.

        The manufacturing process for our encapsulants is highly complex. Minor deviations in the manufacturing process can cause substantial decreases in yield and, in some cases, cause production to be suspended. We have from time to time experienced lower than anticipated manufacturing yields. This typically occurs during the production of new encapsulants or the installation and start-up of new process technologies or equipment. As we expand our production capacity, we may experience lower yields initially as is typical with any new equipment or process. If we do not achieve planned yields, our costs of sales could increase, and product availability would decrease resulting in lower Solar net sales than expected.

Changes to existing regulations in the utility sector and the solar energy industry may present technical, regulatory and economic barriers to the purchase and use of solar modules, which in turn may significantly reduce demand for our products.

        The market for power generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as the internal policies of electric utility companies. These regulations and policies often relate to electricity pricing and technical interconnection of end user-owned power generation. In a number of countries, these regulations and policies are being modified and may continue to be modified. End users' purchases of alternative energy sources, including solar modules, could be deterred by these regulations and policies. For example, utility companies sometimes charge fees to larger, industrial customers for disconnecting from the electricity transmission grid or relying on the electricity transmission grid for back-up purposes. Such fees could increase the costs of using solar modules, which may lead to reduced demand for solar modules and, in turn, our encapsulants.

        We anticipate that solar modules and their installation will continue to be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters in various countries. Any new government regulations or utility policies pertaining to solar modules may result in significant additional expenses to our Solar customers, and their distributors and end users, which could cause a significant reduction in demand for solar modules and, in turn, our encapsulants.

Risks Related to Our Quality Assurance Business

The quality assurance testing markets are highly competitive, and many of the companies with which we compete have substantially greater resources and geographical presence than us.

        The quality assurance industry is highly competitive, and our Quality Assurance business competes in the United States and internationally with many well-established quality assurance and certification companies on the basis of technical and industry knowledge, pricing, geographic proximity, client service, timeliness, accuracy, marketing, breadth of service offering, level of consultation and actionable information and technical excellence in a given product category. Our global competitors operate in multiple geographic areas while other competitors operate locally. In addition, we compete with non-profit certification companies and in-house quality assurance programs maintained and operated by manufacturers and retailers themselves. The ability to increase or maintain our Quality Assurance net sales or gross margins in the global market or in various local markets may be limited as a result of actions by competitors.

        Our competitors may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as geographical presence, technical qualifications, price and the availability of human resources. The inability of our Quality Assurance business to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, financial condition or results of operations. In order to remain competitive in the quality assurance testing industry, we must also keep pace with changing technologies and client preferences. If we are unable to expand our geographic presence and testing capacity, maintain or enter into strategic partnerships or differentiate our services from those of our competitors, our Quality Assurance business may not be able to obtain new clients or it may lose existing clients. Competitors may in the future adopt aggressive pricing policies and diversify their service offerings. In addition, new competitors or alliances among competitors may emerge and compete more effectively than our Quality Assurance business can. There is also a trend towards consolidation in certain markets that our Quality Assurance business serves, which may result in the emergence of new or bigger competitors. If we cannot offer prices, services or a quality of service at least comparable to those offered by our competitors, we could lose market share or our profitability may be affected. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

Failure to maintain professional accreditations and memberships may affect our Quality Assurance business's ability to compete or generate net sales.

        Our Quality Assurance clients rely on our numerous professional accreditations and memberships, including ISO 9000, ISO 17025, SA 8000 and Underwriters Laboratories, to ensure continued compliance with their quality assurance and social audit standards. Certain accreditations are granted for limited periods of time and are subject to periodic renewal. Any failure to meet our ongoing professional responsibilities could lead us to lose, either temporarily or on a permanent basis, one or more of such accreditations or memberships. In addition, a public authority or professional organization that has granted one or more accreditations or memberships to us could decide to unilaterally withdraw such accreditations and memberships. If our accreditations and memberships with these or other professional organizations are suspended or revoked, our clients may decrease the amount of business that they do with our Quality Assurance business, or stop doing business with us altogether, which would negatively affect our business, financial condition and results of operations.

Damage to the professional reputation of our Quality Assurance business would adversely affect our Quality Assurance net sales and the growth prospects of our Quality Assurance business.

        Our Quality Assurance business depends on longstanding relationships with our clients, including leading global retailers and consumer product manufacturers, for a significant portion of our Quality Assurance net sales. Product liability claims, poor performance, lax standards, violations of laws or regulations, employee misconduct, information security breaches or other action affecting our Quality Assurance business could damage our reputation. Providing quality assurance services for products for human use or consumption involves inherent legal and reputational risks and our success depends on the ability of our Quality Assurance business to maintain service quality for our existing clients. Service quality issues, real or alleged, or allegations of product defects, contamination, tampering, misbranding, spoliation, or other adulteration, even when false or unfounded, could tarnish the image of our Quality Assurance business and may cause our clients to choose other quality assurance providers. We also provide our clients with limited indemnities for our failure to meet applicable standards. Quality assurance testing protocols only identify known risks, and we have cleared products in the past that later were determined to present a previously unknown risk. No testing protocol can discern unknown risks but we may nevertheless be held liable for those risks. A significant product liability or other legal judgment against our Quality Assurance business, or a widespread product recall of a tested product, may adversely affect our profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against products or processes that our Quality Assurance business tested could adversely affect our reputation, which in turn could lead to a loss of existing clients or make it more difficult to attract new clients. If our Quality Assurance business's reputation is damaged, our net sales and growth prospects could be adversely affected.

Our Quality Assurance business's growth depends on our ability to expand our operations and capacity and manage such expansion effectively.

        In order to maintain our current clients and grow our Quality Assurance business, we must be able to meet increasing client demand, which requires additional space, equipment and human resources. The future success of our Quality Assurance business depends on our ability to increase our service capacity, and if we are unable to expand our operations, obtain testing equipment and hire additional qualified personnel, we may be unable to expand our Quality Assurance business and satisfy client demands. The testing equipment our Quality Assurance business uses is highly customized and is built to order, which results in significant lead times. Therefore, it can take several months to obtain, install and calibrate new equipment once ordered, and we must have the facilities available to accommodate it. Building a new testing facility can take up to a year.

        We have recently expanded our Quality Assurance operations and plan to continue to expand such operations, which can result in significant demands on administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain these resources and increase capital needs, and our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion. Additionally, international growth in our Quality Assurance business may be limited by the fact that in some countries we are required to operate with a local strategic partner. Finding these partners may be difficult or impossible, and our arrangements with them may negatively affect our Quality Assurance net sales.

        Moreover, we have a limited number of laboratories in which to process engagements and a limited number of trained personnel to conduct inspections and audits. When these laboratories or our personnel resources are at capacity, we cannot accept more engagements. Our Quality Assurance clients may require capacity and resources greater than that which we can provide. If we cannot process engagements in the time our clients require due to capacity or other resource constraints, we may lose clients or experience a decline in engagements.

Our Quality Assurance business may lose money or experience reduced margins if we do not adequately estimate the cost of our Quality Assurance engagements.

        We perform the majority of our Quality Assurance engagements on a fixed-price basis. Fixed-price contracts require us to price our contracts by predicting expenditures in advance. In addition, some engagements obligate our Quality Assurance business to provide ongoing and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. When making proposals for engagements on a fixed-price basis, we rely on our estimates of costs and timing for completing the projects. These estimates reflect management's best judgment regarding our Quality Assurance business's capability to complete the task efficiently. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside our control, such as increased energy and labor costs, could result in losses or reduced margins. Unexpected costs and unanticipated delays may cause our Quality Assurance business to incur losses or reduced margins on fixed-price contracts. In addition, some of our Quality Assurance engagements are on a time-and-material basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that actual labor and other costs are higher than the contract rates, these contracts may be less profitable or unprofitable.

Our failure to establish and maintain partnerships and other strategic alliances with other quality assurance providers may delay the expansion or provision of our services, harm our reputation and cause us to lose clients or prevent us from growing our Quality Assurance business.

        Our Quality Assurance business serves a diverse and global client base, which requires us to operate where such clients operate. We are required to work with a partner in certain countries either because of local laws and regulations or because such arrangements are customary to doing business in such countries. Also, we enter into and will continue to enter into strategic alliances with other quality assurance services in order to meet client demands in countries in which it may not be practicable for us to operate on a stand-alone basis. We do not generally have long-term contracts with our strategic partners, so they may cease doing business with us on relatively short or no notice. Yet if performance issues arise with respect to a strategic partner's services, such issues could damage our Quality Assurance business's reputation and exclusivity arrangements with such partners could prevent us from engaging in new strategic alliances for certain testing and inspection services in particular markets. In addition, we have also entered into joint venture agreements that restrict our ability to enter into certain product testing markets in specified geographic markets, either with another strategic partner or on our own. If we are unable to establish or maintain relationships with strategic partners, if such partners damage our reputation or if contract arrangements with such partners prevent us from entering certain testing markets, we could lose quality assurance clients or may not be able to expand our Quality Assurance business, either of which could have an adverse effect on our results of operations.

Our Quality Assurance business's failure to develop and protect its proprietary systems of design reviews and research processes could negatively affect its business and future growth.

        Similar to our Solar business, our Quality Assurance business does not rely on any patents and relies primarily on trade secrets, trademarks, copyrights and other contractual restrictions to protect our intellectual property. In addition to breaching confidentiality agreements, former employees and others may obtain knowledge of our Quality Assurance business's trade secrets through independent development or other legal means. Policing unauthorized use of proprietary technology can be difficult and expensive, and adequate remedies may not be available in the event of unauthorized use or disclosure of trade secrets. Any lawsuits to protect our Quality Assurance business's intellectual property may be costly and may divert management attention and other resources away from our business, and any such litigation may not be resolved in our favor. An adverse determination in any such litigation will impair our Quality Assurance business's intellectual property rights and may harm our business, prospects and competitive position. In addition, we have no insurance coverage against such litigation costs and have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

Our Quality Assurance business may be subject to professional liability claims and may not have adequate insurance coverage.

        Quality assurance testing protocols are only designed to identify known risks. In the past, our Quality Assurance business has cleared products that only later were determined to present a previously unknown risk. Testing protocols cannot discern unknown risks, for which we nevertheless may be held liable. Also, there may be a significant delay between the provision of services and the making of a related claim. While we maintain insurance for our Quality Assurance business to protect against losses from professional liability claims, such insurance may not be available, is subject to deductibles and may not be adequate to cover all the costs and expenses related to a significant professional liability or other legal judgment against us, which could adversely affect the results of operations of our Quality Assurance business.

        In addition, the insurance market could evolve in a manner unfavorable to us, resulting in increased premiums or making it impossible or much more expensive to obtain adequate insurance coverage. These factors could result in a substantial increase in our insurance costs, cause us to operate without insurance or cause us to withdraw from certain markets, which could have a significant adverse effect on our Quality Assurance business and related results of operations.

Changes in regulations applicable to our Quality Assurance business could have a significant effect on our business, financial condition, results of operations or future growth.

        Our Quality Assurance business conducts operations in a heavily regulated environment, with regulations differing, sometimes substantially, from one country to another. Regulations applicable to our Quality Assurance business may change either favorably or unfavorably for us. The strengthening or enforcement of regulations, while in some cases creating new business opportunities, may also create operating conditions that increase our operating costs, limit our business areas or more generally slow the development of our Quality Assurance business. In extreme cases, such changes in the regulatory environment could lead us to exit certain markets where we consider the regulation to be overly burdensome. In general, rapid and/or important changes in regulations could have a significant adverse effect on our business, financial condition, results of operations or future growth.

Risks Related to Our Businesses

We have reported potential violations of the U.S. Foreign Corrupt Practices Act to the U.S. Department of Justice, or the DOJ, and the U.S. Securities and Exchange Commission, or the SEC, which could result in criminal prosecution, fines, penalties or other sanctions and could have a material adverse effect on our business, financial condition, results of operations and cash flows. As of the date of this filing, the DOJ has not indicated whether it intends to pursue this matter, and the SEC has advised us that because it does not appear that we were subject to the SEC's jurisdiction during the relevant period, the SEC does not intend to pursue this matter at this time. We cannot predict the outcome of this matter.

        The U.S. Foreign Corrupt Practices Act, or FCPA, makes it unlawful for, among other persons, a U.S. company or its employees or agents to offer or make improper payments to any "foreign official" in order to obtain or retain business or to induce such "foreign official" to use his or her influence with a foreign government or instrumentality thereof for such purpose. Under the FCPA, we and our officers, directors, controlling stockholders, employees and agents who knew about (or, in certain circumstances, should have known about) or were otherwise involved with potential violations could be subject to substantial fines, potential criminal prosecution, injunctions against further violations or deferred prosecution arrangements. Other requirements can be imposed on companies that violate the FCPA, including the appointment of a government-approved monitor or the implementation of enhanced compliance procedures.

        In late 2008, in the course of routine monitoring of our internal controls, our internal audit staff discovered certain payments made and expenses for entertainment provided to government officials in India from approximately 2006 to 2008 that may have been in violation of the FCPA as well as Indian law. The payments and entertainment expenses were related to our Quality Assurance business and totaled approximately $26,000. Upon discovering such payments and expenses and performing an initial review and evaluation with the assistance of an outside forensic accounting firm, our Audit Committee directed outside legal counsel to perform an investigation. Our internal audit staff, outside legal counsel or forensic accounting firm performed investigative procedures in 12 of our foreign locations where major international operations are conducted. In the course of that investigation, we discovered up to approximately $74,000 in additional expenses since 2003 in two other jurisdictions that also may be inconsistent with the requirements of the FCPA. Our internal investigation uncovered no evidence that the payments or expenses were related to (i) falsifying, altering or otherwise influencing the conduct of our quality assurance tests or test results or (ii) securing any government contracts.

        After completing our internal investigation, we made personnel changes in India and enhanced our FCPA-related policies and procedures, including providing additional ethical and FCPA training to key employees, enhancing our monitoring of expenses and other internal controls and appointing a chief compliance director. It is possible that despite our efforts, additional FCPA issues, or issues under anti-corruption laws of other jurisdictions, could arise in the future. Any failure by us to comply with the FCPA or anti-corruption laws in the future could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        In early June 2009, we self-reported the results of our inquiry to the U.S. Department of Justice, or the DOJ, and the enforcement division of the U.S. Securities and Exchange Commission, or the SEC. To our knowledge, the DOJ and SEC were not aware of this matter prior to our report. Shortly after our report, we provided additional information requested by the DOJ and SEC. Since providing that additional information, and as of the date of this filing, the DOJ has not responded to our report or requested any additional information from us. The DOJ has not informed us as to whether it intends to pursue this matter further. In addition, the SEC has advised us that because it does not appear that we were subject to the SEC's jurisdiction during the relevant period, the SEC does not intend to pursue this matter at this time. We cannot predict the outcome resulting from our report to the DOJ. Any criminal prosecution would be costly and time-consuming to defend and such defense may not be successful and would have a material adverse effect on our business, result in harm to our reputation and negatively impact our results of operations. In addition, any fines or penalties imposed by the DOJ could be substantial and any requirements imposed upon us by the DOJ could be difficult, time-consuming and expensive to implement and comply with and could result in difficulties in conducting business in foreign jurisdictions and maintaining existing and attracting new customer relationships. Any failure to comply with any such requirements could result in further prosecution, fines or penalties. Any adverse determination by the DOJ, if material, could also be deemed to be a breach of covenants and an event of default under our credit facilities, which could result in our being required to immediately repay the principal amount outstanding under such facilities and prevent us from borrowing under our revolving credit facility, and adversely affect our liquidity and financial condition.

The ongoing global financial crisis and adverse worldwide economic conditions may have significant effects on our business, financial condition and results of operations.

        The ongoing global financial crisis—which has included, among other things, significant reductions in available capital and liquidity, substantial reductions and/or fluctuations in equity and currency values and a worldwide recession, the extent of which is likely to be significant and prolonged—may materially adversely affect both our Solar and Quality Assurance businesses. We have already begun to experience some weakening in demand for our products and services. Factors such as lack of consumer spending, business investment and government spending, the volatility and weakness of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn like the current one, which is characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products and services may be adversely affected. Continued market disruptions and broader economic downturns may affect our and our customers' access to capital, lead to lower demand for our products and services, increase our exposure to losses from bad debts or result in our customers ceasing operations, any of which could materially adversely affect our business, financial condition and results of operations.

        The credit markets have been experiencing unprecedented levels of volatility and disruption since August 2007. In many cases, the markets have limited credit capacity for certain issuers, and lenders have requested more restrictive terms. The market for new debt financing is extremely limited and in some cases not available at all. In addition, the markets have increased the uncertainty that lenders will be able to comply with their previous commitments. If current levels of market disruption and volatility continue or worsen, we may not be able to refinance our existing debt, draw upon our revolving credit facility or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund planned expansion. As such, we may not be able to obtain debt or other financing on reasonable terms, or at all. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and services and could lead to an increase in our bad debt levels.

Our future success depends on our ability to retain our key employees.

        We are dependent on the services of Dennis L. Jilot, our Chairman, President and Chief Executive Officer, Barry A. Morris, our Executive Vice President and Chief Financial Officer, Robert S. Yorgensen, our Vice President and President of STR Solar, Mark A. Duffy, who was appointed as our

Vice President and President of STR Quality Assurance in August 2009, and other members of our senior management team. The loss of any member of our senior management team could have a material adverse effect on us. Members of our senior management team may terminate their employment with us upon little or no notice. There is a risk that we will not be able to retain or replace these key employees.

If we are unable to attract, train and retain technical personnel, our businesses may be materially and adversely affected.

        Our future success depends, to a significant extent, on our ability to attract, train and retain qualified technical personnel. There is substantial competition for qualified technical personnel for both our Solar and Quality Assurance businesses, and we may be unable to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our businesses may be materially and adversely affected.

Our substantial international operations subject us to a number of risks.

        We operate in 37 countries worldwide, we have encapsulant manufacturing facilities operating in Spain and Malaysia, and our Quality Assurance business annually conducts audits or inspections in over 100 countries. Of our total net sales, 51.6% and 49.3% were generated from outside the United States in the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, and we expect that our international operations will continue to grow. As such, our international operations are subject to a number of risks, including:

  •
  difficulty in enforcing agreements in foreign legal systems;

  •
  foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

  •
  potentially adverse tax consequences;

  •
  fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars;

  •
  potential noncompliance with a wide variety of laws and regulations, including the FCPA and similar non-U.S. laws and regulations;

  •
  inability to obtain, maintain or enforce intellectual property rights;

  •
  labor strikes, especially those affecting transportation and shipping;

  •
  risk of nationalization of private enterprises;

  •
  changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives our Solar module manufacturing customers and their customers are relying on;

  •
  unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

  •
  difficulty with staffing and managing widespread operations; and

  •
  difficulty of and costs relating to compliance with the different commercial and legal requirements of the international markets in which we operate.

Fluctuations in exchange rates could have an adverse effect on our results of operations, even if our underlying business results improve or remain steady.

        Our reporting currency is the U.S. dollar, and we are exposed to foreign exchange rate risk because a significant portion of our net sales and costs are currently denominated in a number of foreign currencies, primarily Euros, Hong Kong dollars, Chinese renminbi and British pounds sterling, which we convert to U.S. dollars for financial reporting purposes. We do not engage in any hedging activities with respect to currency fluctuations. Changes in exchange rates on the translation of the earnings in foreign currencies into U.S. dollars are directly reflected in our financial results. As such, to the extent the value of the U.S. dollar increases against these foreign currencies, it will negatively impact our net sales, even if our results of operations have improved or remained steady. While the currency of our net sales and costs are generally matched, to the extent our costs and net sales are not denominated in the same currency for a particular location, we could experience further exposure to foreign currency fluctuations. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our indebtedness could adversely affect our financial health, harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.

        As a result of the DLJ Transactions, we have a significant amount of indebtedness. As of September 30, 2009, after giving effect to the completion of our initial public offering and application of our estimated net proceeds therefrom, we would have had total indebtedness of approximately $241.3 million. Based on that level of indebtedness and interest rates applicable at September 30, 2009, our annual interest expense, excluding the effect of interest rate swaps, would have been $10.2 million. Although we believe that our current cash flows will be sufficient to cover our annual interest expense, any increase in the amount of our indebtedness or any decline in the amount of cash available to make interest payments could require us to divert funds identified for other purposes for debt service and impair our liquidity position.

        Our indebtedness could also have other significant consequences. For example, it could:

  •
  increase our vulnerability to general economic downturns and adverse competitive and industry conditions;

  •
  require us to dedicate a substantial portion, if not all, of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

  •
  limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate, including our ability to build new facilities or acquire new equipment;

  •
  place us at a competitive disadvantage compared to competitors that have less debt;

  •
  limit our ability to raise additional financing on satisfactory terms or at all; and

  •
  adversely impact our ability to comply with the financial and other restrictive covenants in the agreements governing our credit facilities, which could result in an event of default under such agreements.

Increases in interest rates could increase interest payable under our variable rate indebtedness.

        We are subject to interest rate risk in connection with our variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. We currently estimate that our annual interest expense on our floating rate indebtedness would increase by approximately $2.6 million, before giving effect to our interest rate swap, for each increase in interest rates of 1%. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do. Although we have hedging arrangements for a portion of our variable rate debt, they may prove inadequate or ineffective.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we had $20.0 million of borrowings available under our revolving credit facility as of September 30, 2009. If we incur additional debt above the levels currently in effect, the risks associated with our substantial leverage would increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Specific events that might adversely affect our cash flow include the loss of a key customer or declines in orders for our products or decreased use of our services. Accordingly, we may not be able to generate cash to service our indebtedness, which could lead to a default under our credit agreements and adversely affect our financial condition.

We are a holding company with no business operations of our own and depend on our subsidiaries for cash.

        We are a holding company with no significant business operations of our own. Our operations are conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries are our principal sources of cash to repay indebtedness, fund operations and pay dividends, if any, which such payment is prohibited under the terms of our credit facilities. Accordingly, our ability to repay our indebtedness, fund operations and pay any dividends to our stockholders is dependent on the earnings and the distributions of funds from our subsidiaries. The agreements governing our credit facilities significantly restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. In addition, our subsidiaries are permitted under the agreements governing our credit facilities to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us.

Restrictive covenants in the agreements governing our credit facilities may restrict our ability to pursue our business strategies.

        The agreements governing our credit facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to pursue our business strategies or undertake actions that may be in our best interests. Our credit facilities include covenants restricting, among other things, our ability to:

  •
  incur or guarantee additional debt;

  •
  incur liens;

  •
  make loans and investments and complete acquisitions;

  •
  make capital expenditures;

  •
  declare or pay dividends, which such payment is prohibited under the terms of our credit facilities, redeem or repurchase capital stock or make certain other restricted payments;

  •
  complete mergers, consolidations and dissolutions;

  •
  modify or prepay our second lien credit facility or other material subordinated indebtedness;

  •
  issue redeemable, convertible or exchangeable equity securities;

  •
  sell assets and engage in sale-leaseback transactions;

  •
  enter into transactions with affiliates; and

  •
  alter the nature of our business.

Compliance with environmental and health and safety regulations can be expensive, and noncompliance with these regulations may result in adverse publicity, potentially significant liabilities and monetary damages and fines.

        We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development, testing and manufacturing activities. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages and fines or suspensions in our business operations.

We may undertake acquisitions, investments, joint ventures or other strategic alliances, which may have a material adverse effect on our ability to manage our business, and such undertakings may be unsuccessful.

        Acquisitions, joint ventures and strategic alliances may expose us to new operational, regulatory, market and geographic risks as well as risks associated with additional capital requirements.

        These risks include:

  •
  our inability to integrate new operations, personnel, products, services and technologies;

  •
  unforeseen or hidden liabilities, including exposure to lawsuits associated with newly acquired companies;

  •
  the diversion of resources from our existing businesses;

  •
  disagreement with joint venture or strategic alliance partners;

  •
  contravention of regulations governing cross-border investment;

  •
  failure to comply with laws and regulations, as well as industry or technical standards of the overseas markets into which we expand;

  •
  our inability to generate sufficient net sales to offset the costs and expenses of acquisitions, strategic investments, joint venture or other strategic alliances;

  •
  potential loss of, or harm to, employees or customer relationships;

  •
  diversion of our management's time; and

  •
  disagreements as to whether opportunities belong to us or the joint venture.

        Any of these events could disrupt our ability to manage our business, which in turn could have a material adverse effect on our financial condition and results of operations. Such risks could also result in our failure to derive the intended benefits of the acquisitions, strategic investments, joint ventures or strategic alliances, and we may be unable to recover our investment in such initiatives.

Risks Related to Owning Our Common Stock

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.

        We have historically operated our business as a private company. In connection with our initial public offering, we are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

  •
  prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

  •
  create or expand the roles and duties of our board of directors and committees of the board;

  •
  institute more comprehensive financial reporting and disclosure compliance functions;

  •
  supplement our internal accounting and auditing function, including hiring additional staff with expertise in accounting and financial reporting for a public company;

  •
  enhance and formalize closing procedures at the end of our accounting periods;

  •
  enhance our internal audit and tax functions;

  •
  enhance our investor relations function;

  •
  establish new internal policies, including those relating to disclosure controls and procedures; and

  •
  involve and retain to a greater degree outside counsel and accountants in the activities listed above.

        These changes require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could adversely affect our business or operating results. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired.

Our independent registered public accounting firm reported to us that, at December 31, 2008, we had significant deficiencies in our internal controls.

        Our independent registered public accounting firm reported to us that at December 31, 2008, we had significant deficiencies in our internal controls with respect to our tax function, our overall control structure and our information technology general computer controls. Our independent accounting firm previously reported to us that at December 31, 2007, we had material weaknesses and significant deficiencies in our internal controls over financial reporting, which are necessary in order to produce Public Company Accounting Oversight Board, or PCAOB, compliant financial statements. Under standards established by the PCAOB, a "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and a "significant deficiency" is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. For the year ended December 31, 2008, we remediated the material weakness related to our financial accounting and reporting function and partially remediated the material weakness related to our tax function such that for 2008, we have a significant deficiency related to our tax function. The 2007 significant deficiencies related to the documentation of our information technology systems, general computer controls, policies and procedures and documentation of our overall internal control environment continued to be significant deficiencies in 2008. We are in the process of remediating the significant deficiencies identified at December 31, 2008. Our remediation efforts include hiring additional qualified personnel, providing additional training, implementing additional financial accounting controls and procedures and hiring a consultant to assist us in our procedure documentation and development of key controls with respect to our information technology systems. However, these and other remediation efforts may not enable us to remedy the significant deficiencies or avoid material weaknesses or other significant deficiencies in the future. In addition, these significant deficiencies, any material weaknesses and any other significant deficiencies will need to be addressed as part of the evaluation of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on us.

        Our internal control over financial reporting does not currently meet the standards required by Section 404, standards that we will be required to meet in the course of preparing our 2010 financial statements. We do not currently have comprehensive documentation of our internal controls, nor do we document or test our compliance with these controls on a periodic basis in accordance with Section 404. Furthermore, we have not tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time.

        We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If, as a public company, we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

        In addition, we will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

        Our principal stockholders, directors and executive officers and entities affiliated with them own approximately 59.9% of the outstanding shares of our common stock following our initial public offering. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder," and we will be able to enter into transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We expect that our stock price will fluctuate significantly, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above the initial public offering price.

        Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

  •
  market conditions in the broader stock market;

  •
  actual or anticipated fluctuations in our quarterly financial and operating results;

  •
  introduction of new products or services by us or our competitors;

  •
  issuance of new or changed securities analysts' reports or recommendations;

  •
  investor perceptions of us and the solar energy industry or quality assurance industry;

  •
  sales, or anticipated sales, of large blocks of our stock;

  •
  additions or departures of key personnel;

  •
  regulatory or political developments;

  •
  litigation and governmental investigations; and

  •
  changing economic conditions.

        These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

        If our stockholders prior to the initial public offering sell substantial amounts of our common stock in the public market following this offering, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. We have 41,349,710 shares of common stock outstanding. Our directors, executive officers, the selling stockholders in our initial public offering and substantially all of our other stockholders prior to the initial public offering are subject to the lock-up agreements and are subject to the Rule 144 holding period requirements. After these lock-up agreements have expired and holding periods have elapsed and the lock-up periods set forth in our registration rights agreement to be entered into in connection with this offering have expired, 29,049,710 additional shares, some of which will be subject to vesting, will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by these stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our common stock.

        Our certificate of incorporation and bylaws provide for, among other things:

  •
  restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting;

  •
  restrictions on the ability of our stockholders to remove a director or fill a vacancy on the board of directors;

  •
  our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

  •
  the absence of cumulative voting in the election of directors;

  •
  a prohibition of action by written consent of stockholders unless such action is recommended by all directors then in office; and

  •
  advance notice requirements for stockholder proposals and nominations.

        These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change of control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

We do not anticipate paying any cash dividends for the foreseeable future.

        We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock and the agreements governing our credit facilities prohibit our payment of dividends. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

        Our certificate of incorporation provides for the allocation of certain corporate opportunities between us and DLJ Merchant Banking Partners IV, L.P. and its affiliated investment funds, or DLJMB. Under these provisions, neither DLJMB, its affiliates and subsidiaries, nor any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a director, officer or employee of DLJMB or any of its subsidiaries or affiliates may pursue certain acquisition or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by DLJMB to itself or its subsidiaries or affiliates instead of to us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(b)
Use of Proceeds from Public Offering of Common Stock

        On November 12, 2009, we closed our IPO, in which 12,300,000 shares of common stock were sold at a price to the public of $10 per share. We sold 3,300,000 shares of our common stock in the offering and selling stockholders sold 9,000,000 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $123.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162376), which was declared effective by the SEC on November 6, 2009. The offering commenced as of November 6, 2009 and did not terminate before all of the securities registered in the registration statement were sold. Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. acted as representatives of the underwriters. We raised approximately $25.9 million in net proceeds after deducting underwriting discounts and commissions of $7.8 million and other estimated offering costs of $5.0 million. We made final payments with a portion of the proceeds from our IPO to DLJ Merchant Banking, Inc. and to Dennis L. Jilot, our Chairman, President and Chief Executive Officer, of $2.4 million and $0.2 million, respectively, in connection with the termination of an advisory services agreement. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. We also repaid $15.0 million of borrowings under our credit facilities. We intend to use the remaining net proceeds for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on November 9, 2009.

Item 6.    Exhibits.

        The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than Exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)
	By:	/s/ BARRY A. MORRIS
Date: November 17, 2009		Barry A. Morris, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 5, 2009, among STR Holdings (New) LLC, STR Merger, Inc. and Specialized Technology Resources, Inc.
2.2	Second and Amended and Restated Limited Liability Company Agreement of STR Holdings (New) LLC, dated as of November 5, 2009.
2.3	Plan of Conversion of STR Holdings (New) LLC, dated as of November 6, 2009.
3.1	Certificate of Incorporation of STR Holdings, Inc.
3.2	Bylaws of the STR Holdings, Inc.
4.1	Form of Common Stock Certificate.
4.2	Registration Rights Agreement, dated as of November 6, 2009, among STR Holdings, Inc. and the stockholders party thereto.
10.1	Form of Indemnification Agreement between STR Holdings, Inc. and each of its directors and executive officers.
10.2	2009 Equity Incentive Plan.
10.3	Employment Agreement, dated as of July 18, 2008, between Specialized Technology Resources, Inc. and Dennis L. Jilot.
10.4	Amendment to the Employment Agreement, dated as of September 3, 2009, between Specialized Technology Resources, Inc. and Dennis L. Jilot.
10.5	Employment Agreement, dated as of June 15, 2007, between Specialized Technology Resources, Inc. and Barry A. Morris.
10.6	Employment Agreement, dated as of June 15, 2007, between Specialized Technology Resources, Inc. and Robert S. Yorgensen.
10.7	Employment Agreement, dated as of August 17, 2009, between Specialized Technology Resources, Inc. and Mark A. Duffy.
10.8	First Lien Credit Agreement, dated as of June 15, 2007, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the lenders party thereto, and Credit Suisse.
10.9	Amendment No. 1 to the First Lien Credit Agreement, dated as of October 5, 2009, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the lenders party thereto, and Credit Suisse.
10.10
First Lien Guarantee and Collateral Agreement, dated as of June 15, 2007, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the subsidiaries of the borrower from time to time party thereto, and Credit Suisse.
10.11
Supplement No. 1, dated as of November 5, 2009, to the First Lien Guarantee and Collateral Agreement dated as of June 15, 2007, among Specialized Technology Resources, Inc., the subsidiaries of Specialized Technology Resources, Inc. party thereto, and Credit Suisse.
10.12	Second Lien Credit Agreement, dated as of June 15, 2007, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the lenders party thereto, and Credit Suisse.
10.13	Amendment No. 1 to the Second Lien Credit Agreement, dated as of October 5, 2009, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the lenders party thereto, and Credit Suisse.

10.14		Second Lien Guarantee and Collateral Agreement, dated as of June 15, 2007, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the subsidiaries of the borrower from time to time party thereto, and Credit Suisse.
10.15
Supplement No. 1, dated as of November 5, 2009, to the Second Lien Guarantee and Collateral Agreement dated as of June 15, 2007, among Specialized Technology Resources, Inc., the subsidiaries of Specialized Technology Resources, Inc. party thereto, and Credit Suisse.
10.16		Intercreditor Agreement, dated as of June 15, 2007, by and between Specialized Technology Resources, Inc., STR Holdings LLC and Credit Suisse.
10.17		Assignment and Assumption Agreement, dated as of November 5, 2009, between STR Holdings LLC and STR Holdings (New) LLC.
10.18		Form of STR Holdings, Inc. Restricted Stock Agreement for executive officers that held incentive units in STR Holdings (New) LLC.
10.19		Form of STR Holdings, Inc. Restricted Stock Agreement for other holders that held units in STR Holdings (New) LLC.
10.20		Class A Unit Grant Agreement, dated as of November 5, 2009, between STR Holdings (New) LLC and Dennis L. Jilot.
10.21		Restricted Stock Agreement, dated as of November 6, 2009, between STR Holdings, Inc. and Dennis L. Jilot.
10.22		Form of Restricted Stock Agreement of STR Holdings, Inc.
10.23		Specialized Technology Resources, Inc. Management Incentive Plan.
10.24		Form of STR Holdings, Inc. Option Award Agreement for executive officers.
10.25		Form of STR Holdings, Inc. Incentive Stock Option Award Agreement.
10.26		Form of STR Holdings, Inc. Non Qualified Stock Option Award Agreement.
10.27		Subscription Agreement, dated as of September 30, 2009, by and between Specialized Technology Resources, Inc. and STR Holdings (New) LLC.
11.1
Statement Regarding Computation of Per Share Earnings (incorporated by reference to the Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

+
This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.