Form 10-K
period 2009-12-31
STR Holdings, Inc.
filed 2010-03-19
CIK 1473597

Use these links to rapidly review the document

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to .
Commission file number 001-34529

STR Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1023344 (I.R.S. Employer Identification No.)

10 Water Street, Enfield, Connecticut 06082
(Address of principal executive offices)

Registrant's telephone number, including area code: (860) 749-8371

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

          The registrant completed the initial public offering of its common stock in November 2009. Accordingly, there was no public market for the registrant's common stock as of June 30, 2009, the last day of the registrant's most recently completed second fiscal quarter.

          On March 19, 2010, the registrant had outstanding 41,349,710 shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    Business

Overview

        STR Holdings, Inc. ("we" or the "Company") conducts business in two segments.

        We are a leading global provider of encapsulants to the solar module industry. Encapsulants are a critical component used in solar modules. We supply solar module encapsulants to many of the major solar module manufacturers and believe we were the primary supplier of encapsulants to each of our top 10 customers in 2009, which we believe is due to our superior product performance and customer service. Our encapsulants are used in both crystalline and thin-film solar modules.

        Our Quality Assurance business is a leader in the consumer products quality assurance market, and we believe our Quality Assurance business is the only global testing services provider exclusively focused on the consumer products market. Our Quality Assurance business provides inspection, testing and audit services that enable retailers and manufacturers to determine whether products and facilities meet applicable safety, regulatory, quality, performance and social standards.

Solar Energy Overview

        Solar energy has emerged as one of the most rapidly growing renewable energy sources. A number of different technologies have been developed to harness solar energy. The most prevalent technology is the use of inter-connected photovoltaic ("PV") cells to generate electricity directly from sunlight. Solar energy has many advantages over other existing renewable energy sources and traditional non-renewable energy sources relative to environmental impact, fuel price and delivery risk, distributed nature of generation and matching of peak generation with demand.

        PV systems have been used to produce electricity for several decades. However, technological advances during the past decade and rising costs of electricity, combined with the recognition of the advantages of solar power as a renewable energy source and the availability of government subsidies and incentives for solar power, have led to solar power becoming one of the fastest growing renewable energy technologies.

        According to Solarbuzz, an independent solar energy research firm, solar power industry revenues were approximately $34 billion in 2009 from approximately $4 billion in 2003.

        One of the key drivers of the growing demand for solar power is government incentive programs for the development of solar energy, which make solar energy more cost competitive. In recent years, the largest growth in the demand for solar energy has been in the European Union where government incentives are typically in the form of feed-in tariffs in which utility companies are legally obligated to purchase electricity from renewable energy sources at a guaranteed rate that is higher than the standard grid electricity price. However, some European countries are gradually reducing these incentives. For example, in 2008, Spain enacted new legislation that capped the incentive rate at 500 MW and Germany had an out of cycle reduction mainly in response to the reduced cost of panels and internal rate of returns in excess of what is required to stimulate growth. Germany and Italy are proposing additional reductions that are expected to take place in the second half of 2010. In the United States, government incentive programs are generally in the form of tax credits, loan guarantees and grants. The United States, China and a number of other countries have recently enacted new legislation supporting solar energy. Government incentive programs have developed in response to the increasing scarcity and rising prices of conventional energy sources, the desire for energy security/energy independence to counter perceived geopolitical supply risks surrounding fossil fuels, increasing concerns about environmental pollution from fossil fuels and the consequent tightening of emission controls and changing consumer preferences toward renewable energy sources.

        Despite the favorable conditions for the adoption of solar electricity generation, solar energy continues to represent only a small fraction of the world's energy output.

Solar Energy Systems

        Solar electricity is primarily generated by PV systems that are comprised of solar modules, mounting structures and electrical components. PV systems are either grid-connected or off-grid. Grid-connected systems are connected to the electricity transmission and distribution grid and feed solar electricity into the end-user's electrical system and/or the grid. Such systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures and range in size from 2-3 kilowatts to multiple MW. Off-grid PV systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.

Solar Modules

        PV cells are semiconductor devices that act as converters, taking sunlight and converting it directly into electricity by a process known as the photovoltaic effect. A solar module is an assembly of PV cells that are electrically inter-connected, laminated and framed in a durable and weatherproof package.

        There are two primary commercialized categories of solar cells: crystalline silicon and thin-film. PV devices can be manufactured using different semiconductor materials, including mono- and poly-crystalline silicon for silicon cells, and amorphous silicon, gallium arsenide, copper indium gallium selenide and cadmium telluride for thin-film cells. In 2009, approximately 82% of PV cell production used crystalline silicon-based technology. However, due to lower production costs, it is expected that thin-film modules will account for an increasing percentage of PV cell production. Solarbuzz forecasts that the thin-film share will increase from approximately 18% in 2009 to roughly 20% of total PV cell production by 2014 in its "Green World Scenario," which we believe represents the most appropriate of three forecast scenarios published by Solarbuzz because it balances further growth resulting from increased development of governmental incentive programs with measured growth in industry production capacity.

Encapsulants

        Regardless of the technology used to create solar energy from a PV system, the core component of the solar cell is the semiconductor circuit. To protect and preserve the embedded semiconductor circuit, solar module manufacturers typically use an encapsulant. Encapsulants are critical to the proper functioning of solar modules, as they protect cells from the elements, bond the multiple layers of a module together, and provide electrical insulation. Encapsulants must incorporate high optical transparency, stability at high temperatures and high levels of ultraviolet radiation, good adhesion to different module materials, adequate mechanical compliance to accommodate stresses induced by differences in thermal expansion coefficients between glass and cells, and good dielectric properties (electrical insulation). Even slight deteriorations of any of these properties of the encapsulant over time could significantly impair the electrical output of the solar module, which is of critical importance in the solar industry where solar module manufacturers typically provide 20-to 25-year warranties for their products.

        Over the years, various encapsulant materials have been used in solar modules, including ethylene-vinyl-acetate ("EVA"), polyvinyl butyral ("PVB") and silicone. EVA is the most commonly used material. EVA is modified with additives to increase stability and make the encapsulant suitable for use in long-term outdoor applications, such as solar modules.

        During the solar module assembly process, the encapsulation process is typically accomplished by vacuum lamination, wherein a "pre-lam" stack (as depicted in the diagram below) is fashioned into a singular part comprising multiple layers. Thin sheets of EVA are inserted between the PV cells and typically the top and rear surfaces. Heating the "sandwich" then causes the EVA to cure, thus bonding the module into one piece. This step occurs towards the end of the manufacturing process and is critical to the entire solar module as there is only one opportunity to laminate correctly.

*
Thin-film graphic is not representative of all thin-film modules, which can vary significantly in structure.

        Shrinkage can occur during the manufacturing process and may result in voids or holes in the encapsulant, during module lamination, which are considered defects and cause for rejection of the entire panel. If there is a void in an encapsulant in the field, moisture can cause delamination and increase the possibility of corrosion. Due to direct exposure to the elements, the encapsulant is susceptible to several performance failures that can jeopardize the integrity and performance of the entire solar module and lead to significant warranty costs for solar module manufacturers. The most significant failures include:

  •
  Browning—the propensity of an encapsulant to "brown" after long-term exposure to ultraviolet ("UV") light leading to a permanent loss of transparency. As the encapsulant loses its transparency, the entire solar module loses its ability to convert sunlight into electricity.

  •
  Module delamination—the loss of adhesion between the encapsulant and other module layers. Delamination in the field can occur in cases where the encapsulant was improperly cured or where incompatibilities between the encapsulant and other module components exist. Most of the delamination observed in the field has occurred at the interface between the encapsulant and the front surface of the solar cells in the module. Delamination is more frequent and more severe in hot and humid climates, sometimes occurring after less than five years of exposure. Delamination first causes a performance loss due to optical de-coupling of the encapsulant from the cells. Of greater concern from a module lifetime perspective is the likelihood that the void resulting from the delamination will provide a preferential location for moisture accumulation, greatly increasing the possibility of corrosion failures in metallic contacts.

        Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the overall manufacturing cost of the total solar module.

        We typically sell our encapsulants in square meters. However, because the solar industry's standard measurement for production volume and capacity is in MW, we convert our capacity and production volume from square meters to MW depending on the applicable conversion efficiencies that are specific to our customers and whether the module is thin-film or crystalline silicon. The conversion ranges from a rate of 9 thousand to 16 thousand square meter of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable. Certain production capacity and market metrics included in this Annual Report on Form 10-K are based on these calculations. Our calculations may not be accurate, and we may change the methodology of our calculations in the future as new information becomes available. In that case, period to period comparisons of such metrics may not be meaningful in the future.

Financial Information About Our Segments and Geographic Areas

        Financial information about our segments and geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 17, Reportable Segments and Geographical Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Solar Business

        We are a leading manufacturer of encapsulants that are specialty extruded sheets and film used in the production of solar modules. We were the first to develop the original EVA encapsulants used in commercial solar module manufacturing in the 1970s in conjunction with the Jet Propulsion Laboratory of the California Institute of Technology under a NASA contract for the U.S. Energy Research and Development Administration, which later became known as the U.S. Department of Energy. We have no ongoing relationships with any of these agencies. We have sold our EVA encapsulants commercially since the late 1970s. We have continually improved our encapsulants, and we have developed many significant solar encapsulant innovations since we first commercialized our encapsulants, including encapsulants that maintain their dimensional stability and ultra-fast curing formulations. Our encapsulants are used in both of the prevailing solar panel technologies, crystalline and thin-film, and are valued by our customers because they maintain their size and shape throughout the solar module manufacturing process, have fast curing times and have demonstrated long-term stability. These attributes are critical to solar module manufacturers, which typically provide 20- to 25-year warranties of the performance of their solar modules and continually seek to maximize manufacturing yield and optimize efficiency. Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the overall manufacturing cost of the total solar module.

        Our PhotoCap® products consist primarily of EVA, which is modified with additives and put through our proprietary manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. The inclusion of specific additives results in a limited shelf life before our encapsulants must be integrated into a solar module, making stocking impractical. Encapsulants are made-to-order to customer specifications for use in their solar module manufacturing process.

Our Competitive Strengths

        We believe that our Solar business possesses a number of key competitive strengths, including:

  •
  Primary Supplier to Leading Module Manufacturers.  Because our encapsulants are designed into our customers' manufacturing process, offer long-term stability and substantial manufacturing efficiencies, and are a small part of the overall cost of the solar module, we believe our customers will continue to be reluctant to switch to other encapsulant suppliers. We believe we were the primary encapsulant supplier to each of our top 10 customers in 2009, which include many of the fastest growing solar module manufacturers. As our customers look to secure materials or access to our production capacity to support their module production, we have recently entered into, or are in negotiations to enter into, contracts that include periods of exclusivity and minimum purchase requirements. Although such contracts provide for the sale of encapsulants at lower prices than our shorter-term arrangements, they will provide greater predictability of demand. As of December 31, 2009, we had entered into contracts with five of our largest customers. We supply encapsulants to both crystalline silicon and thin-film solar module manufacturers. We believe we are well positioned to grow with the leading solar module manufacturers in the rapidly expanding solar module industry. We believe that our customers select our encapsulants because of their high quality and superior performance, our ability to meet their delivery requirements and our customer service and technical support.

  •
  Superior Product Technology.  Our encapsulants play a critical role in permanently bonding and protecting sensitive solar module components while helping to maintain solar module performance for extended periods under extreme environmental conditions. Our products, some of which have been in the field nearly 30 years, are designed to provide superior long-term clarity, which is critical to helping our customers meet their advertised and guaranteed performance levels throughout the solar module life. Our encapsulants are manufactured to be non-shrinking so that they maintain their size and shape throughout the solar module manufacturing process, thereby reducing manufacturing defects. In addition to providing dimensional stability, our highly engineered ultra-fast curing encapsulants provide for more rapid and efficient solar module manufacturing, enabling our customers to achieve higher throughput rates and reduce their production costs. We believe our customers recognize the value of our products because they are able to avoid manufacturing defects on the factory floor and the warranty costs associated with quality issues in installed panels and our products assist them in achieving high throughput and yield in their manufacturing processes.

  •
  History of Innovation.  We have a long history of innovation. We, in conjunction with the predecessor to the U.S. Department of Energy, utilized our experience and technical expertise in the field of plastics to invent the original EVA encapsulant formulations used in commercial solar module manufacturing. In addition, we have developed many significant encapsulant innovations since we first introduced our encapsulants commercially in the late 1970s. Our key innovations include:

  •
  non-shrinking encapsulants that provide superior dimensional stability;

  •
  ultra-fast curing encapsulants;

  •
  lay-flat laminates that increase efficiency for solar module manufacturers;

  •
  flame-retardant encapsulants;

  •
  enhanced long-term encapsulant clarity and stability; and

  •
  encapsulants tailored to thin-film solar modules.

  •
  Global Manufacturing and Distribution Base.  We have invested heavily in developing our global production and distribution capacity through the construction and acquisition of new plants, by increasing the number of our production lines and by upgrading our manufacturing equipment to meet our customers' needs. We currently operate 15 production lines in five locations in the United States, Spain and Malaysia, with total global capacity of 5,350 MW as of December 31, 2009. We believe we are the only encapsulant provider with manufacturing and distribution capabilities in the United States, Europe and Asia, which provides us with a significant competitive advantage. Our multiple locations allow us to better meet the delivery requirements of our customers and to reduce shipping costs. In addition, our multiple locations provide us with additional manufacturing space to allow us to increase capacity to meet evolving customer needs, reduce risks relating to any production disruptions at a single facility and provide superior customer service in the local language and in the local time zone.

  •
  Technical and Management Expertise.  Our senior management team includes seasoned veterans with diverse business experiences who provide a broad range of perspectives and have enabled us to proactively manage our rapid organic growth, including the substantial expansion of our manufacturing operations. Our Vice President and STR Solar's President, Robert Yorgensen, has been with us for 24 years. During his tenure, Mr. Yorgensen has played a critical role in the technical development of our encapsulant products and has overseen the development of our major encapsulant innovations. Our senior management team, engineers and plant managers are also critical to the success of our product development efforts and maintaining the high quality of our products and our superior customer service.

Our Growth Strategy

        Our objective is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. Our strategies to meet that objective are:

  •
  Leverage Global Infrastructure.  Our manufacturing facilities are designed to provide the ability to expand our capacity to meet customer demand. To meet anticipated future growth in demand in the solar module market and increase our market share, we plan to continue to increase capacity by adding new production lines at our existing facilities or opening new facilities. Since 2003, we have invested $47.0 million to expand our production capacity. We added four 500 MW production lines in 2008 and two 500 MW and a 100 MW production line in 2009, bringing our total global capacity to 5,350 MW as of December 31, 2009. We believe we can leverage our existing infrastructure to add capacity in targeted markets. For example, we recently completed the construction of a new manufacturing facility in Malaysia, which has initially been designed for up to 2,000 MW of capacity and can be expanded to accommodate up to 3,000 MW of capacity. The Malaysian facility currently has two 500 MW operational production lines, and we began shipping production quantities of encapsulants from that facility in the third quarter of 2009. During the first quarter of 2010, our Malaysian facility received a 500 MW production line from Connecticut and a 500 MW production line from Spain to meet shifting worldwide module demand from Europe to Asia. We expect our global production capacity to increase to 6,350 MW throughout 2010 and further expand in 2011. It normally takes a year for one of our production lines to become operational. As such, our 2011 expansion plans will require capital outlays in 2010, for which we believe we have sufficient liquidity to fund.

    We believe that our Malaysian plant will enhance our competitive position in various Asian markets and will allow us to take advantage of shorter shipping times and lower logistics costs, a lower cost workforce and lower raw material costs and operating expenses.

  •
  Continue Product Innovation.  Throughout the history of our Solar business, we have continued to innovate our encapsulant technologies. We intend to leverage our technical experience and the expertise derived from our nearly 30 years of innovation to continue to develop new products and technologies to meet evolving customer needs and to maintain and enhance our competitive position. For example, we recently introduced our ultra-fast cure encapsulants, which significantly reduce manufacturing times, resulting in increased throughput in the module manufacturing processes of our customers. We also are developing a new backskin product that we expect to complement our existing Solar business. In addition, we have developed a new material specifically tailored to match the unique needs of thin-film solar technologies with superior moisture resistant properties that we believe surpass those of other commercially available products. Our new thermoplastic thin-film encapsulant offers a 100% increase in lamination throughput and by improving moisture protection and allowing for less edge delete, provides up to 10% increased output from the same solar panel. As of December 31, 2009, we have a version of this product in customer trials.

    During 2010, we plan to increase our investments in product development, including the addition of technical personnel and research scientists as well as a dedicated research and development facility to accelerate new product innovations.

  •
  Asia Growth Strategy.  Our strategy for growing our Asia business is called 1 + China Growth Strategy. Our plant in Malaysia represents the beginning stages of the execution of this strategy utilizing Malaysia as a conduit to Asia. We provide encapsulants to many of the leading solar module manufacturers worldwide and intend to continue to seek new customer relationships. During 2009, global solar demand shifted as module manufacturers located in Asia, particularly in China, obtained market share from European competitors. Also, many Asian governments announced solar incentive programs in 2009 to increase the demand for solar energy in their respective countries, such as the Golden Sun and Building Integrated Photovoltaic Programs in China. Based on these two emerging market patterns, we are actively seeking to increase our market share in the Asia-Pacific region.

    We are focused on increasing our participation in the Asian market through our Malaysian facility. The strategic location of this plant also serves as an advantageous gateway to other parts of Asia besides China, including Korea, Japan, India and Taiwan. We have also expanded our local sales team, obtained local market intelligence and seeded the Asian market with our product. Also, many of the Asia module manufacturers have announced expansion plans with the proposed construction of plants in the United States. We believe we will also obtain market share with these customers as they penetrate North America due to our strong U.S. manufacturing base.

    We have begun product qualification with many of these potential customers, which is a process that can take over a year, and anticipate adding some of them as customers during 2010.

  •
  Further Reduce Manufacturing Costs.  We continuously seek to improve our competitive position by reducing our manufacturing costs, and we have identified a number of cost reduction opportunities. For example, we have made modifications to our production process to achieve higher throughput and yield and are developing an encapsulant that eliminates the use of a paper liner, which represents the second largest material-related cost of our encapsulants. We have also qualified multiple suppliers for each of our raw materials, and continue to identify additional suppliers to improve our negotiating position and lower our raw material costs. In addition, the locations of our plants allow us to reduce delivery and other logistical costs.

Our Solar Products

        We have 14 commercial encapsulant formulations. We develop our formulations internally, drawing on our considerable accumulated experience and in conjunction with our customers to meet their varying requirements. Our encapsulant formulations offer a range of properties and processing attributes, including various curing times and temperatures that align with the requirements of our customers' lamination processes and module constructions. Our formulations can be used in both crystalline and thin-film modules, except that we have developed a non-EVA encapsulant specifically for thin-film solar modules.

Our Solar Markets and Customers

        Our customers are solar module manufacturers located in the United States, Europe and Asia. Our largest customers include manufacturers of both crystalline silicon and thin-film modules and include many of the world's largest solar module manufacturers. In 2009, we believe we were the primary supplier of encapsulants to each of our top 10 customers. First Solar accounted for 27.1%, 19.1% and 13.8% of our Solar net sales in the years 2009, 2008 and 2007, respectively. Our top five customers in our Solar segment accounted for approximately 55.0%, 47.0% and 46.0% of our Solar net sales in 2009, 2008 and 2007, respectively.

        We typically sell our encapsulants on a purchase order basis or through supply contracts that are less than one year and specify prices and delivery parameters but can be canceled or postponed prior to production. We have contracts with five of our largest customers and also have long-term and prepayment arrangements with some of our customers. In addition, we provide technical support to our customers and work with our customers when they are qualifying solar modules that utilize our products, which can take from two months to over a year.

        Historically, our sales strategy has focused on developing long-term relationships with solar module manufacturers and working with them during their product development efforts. We intend to increase our marketing and sales efforts by building a sales organization at each of our Solar manufacturing facilities. We also are exploring the use of independent sales consultants and distributors in relation to our Asian growth strategy.

Our Solar Operations

Facilities and Equipment

        We have five production facilities. The manufacturing facilities are located in Enfield, Connecticut; Somers, Connecticut; St. Augustine, Florida; Asturias, Spain; and Johor, Malaysia.

        We currently operate 15 production lines worldwide with total annual production capacity of 5,350 MW. We expect our global production capacity to increase to 6,350 MW in 2010.

        Our production lines incorporate our proprietary technology and processes. We rely on third-party equipment manufacturers to produce our manufacturing lines to our specifications, which we then further customize in-house. The majority of our production lines are interchangeable by having the capability to produce our 14 EVA formulations and can be used in any of our facilities. As such, this provides us with flexibility in meeting shifting trends in global module demand.

Encapsulant Production Process

        Our production process typically begins by mixing EVA pellets with several additives to give the encapsulant its desired properties. The mixture is then melted, homogenized, pressurized and forced through a die to create an "EVA curtain," forming a continuous encapsulant sheet. The sheet then progresses to downstream equipment in a proprietary process, is wound into rolls with paper liner, slit to the desired width and packaged for shipment to customers.

        Our manufacturing quality program is ISO 9000 certified. We have a high level of automation at each of our facilities that includes real-time monitoring of the process. Such automation provides consistency across our facilities so that with few exceptions, we can typically manufacture customer orders at any of our locations. In addition, our inventory monitoring system allows us to efficiently plan our production schedule by location.

        Furthermore, we test our products in real-time and at a high frequency after production. Each of our manufacturing facilities is supervised by a quality manager, who maintains quality assurance programs, and has discretion to discard products that do not meet required standards.

Raw and Other Materials

        Resin and paper liner are the two primary materials used in our process, with resin accounting for more than half of our direct manufacturing costs. A number of additives as well as packaging materials represent the remainder of our raw material costs.

        We have multiple qualified vendors for resin. We typically carry a six week supply of resin to provide protection against supply interruptions resulting from inclement weather, natural disasters and strikes. The stock is distributed among our production facilities and warehouses so that a disruptive event in one location would not affect our ability to continue production at our other facilities. We have qualified resin suppliers local to each of our manufacturing facilities and continue to qualify additional local resin suppliers.

        We have multiple qualified suppliers of paper liner. Our primary paper suppliers are located in the United States and Europe, and we purchase paper based on pricing and required lead times. Our main U.S. paper supplier has an Asian distribution network, and we are working to identify local paper suppliers in Asia.

Our Solar Competition

        We compete with a number of encapsulant manufacturers, including Bridgestone, Etimex and Mitsui. We also face limited competition from suppliers of non-EVA encapsulants. Over the years, various encapsulant materials have been used in solar modules, including PVB and silicone. Some of our competitors are large, global companies with substantial financial, manufacturing and logistics resources and strong customer relationships. Also, low-cost solar module manufacturers are emerging in Asia, primarily in China, which compete with our customers. As the China solar market matures, we expect other encapsulant providers from China and the greater Asian markets to compete with us. We compete on the basis of several factors, including:

  •
  product performance, including quality, customer service and superior technology;

  •
  delivery timing and logistics;

  •
  production capacity; and

  •
  price.

        We believe our relations with the leading solar module manufacturers, the proven performance of our products, our history of innovation, our global manufacturing base, our technical knowledge and management expertise provide us with significant competitive advantages.

Qualification and Certification

        Design certification programs for solar modules measure the performance of solar modules under simulated environmental conditions. In certifying their solar modules, our customers must test any solar module with the encapsulant utilized in their product. The certification and qualification tests related to any solar modules are defined in the following standards: IEC 61215 (crystalline silicon) and IEC 61646 (thin-film).

        A successful qualification test program typically means that the tested models/types of solar modules have been subjected to and passed the minimum requirements of the relevant test standards. Qualification or certification does not guarantee any performance but is designed to provide reasonable assurance that the solar modules of the tested model or type will perform reliably under field conditions.

        Under guidelines developed by the IEC/TC82/WG2 committee in 2000, modifications to the encapsulation system for solar modules can require retesting of the solar module. Such guidelines call for various retesting if there is any change in the chemistry of the encapsulant used in the solar module.

Our Quality Assurance Business

        We have offered quality assurance services since 1973. Since forming our Quality Assurance business, we have expanded our service offerings and have increased the scale of the business to meet the growing worldwide needs of the consumer products industry. Our Quality Assurance business is a leader in the consumer products quality assurance market, and we believe our Quality Assurance business is the only global testing services provider exclusively focused on the consumer products market. We offer services that help clients determine whether the products designed and manufactured by them or on their behalf meet applicable safety, regulatory, quality, performance and social standards.

        Our consumer products Quality Assurance business includes corporate social responsibility auditing, laboratory testing, inspections and associated consultancy services. The primary markets for these services include clients in diverse industries such as electronics, footwear and leather goods, hard goods, textiles, toys and toy premiums, over-the-counter pharmaceuticals, nutritional supplements, food, household chemicals and health and beauty aids. We also provide laboratory and non-laboratory technical services required to bring engineered plastic materials and products to the marketplace. In addition, we work with brand owners and retailers to ensure that their supply chain partners comply with applicable local legal requirements, worker welfare and health and safety standards, as well as corporate codes of conduct.

        Because our Quality Assurance business serves a diverse and global client base, we strive to operate where our clients operate. Our Quality Assurance business has an extensive network of 17 laboratories, 72 inspection and audit offices and 21 sales offices in 36 countries across North America, South America, Europe, Asia, Indian sub-continent and Africa. With an experienced team of over 1,000 scientists, technicians, engineers, auditors, trainers and inspectors, our Quality Assurance business enables retailers to effectively manage their quality control systems and helps promote the introduction of safe and high-quality products to the marketplace. We sell our quality assurance services through our direct sales force and sales and marketing efforts. We are required to work with a partner in certain countries either because of local laws and regulations or because such arrangements are customary to doing business in such countries. Also, we may enter into strategic alliances with other quality assurance providers in order to meet client demands in countries where it may not be practicable for us to operate on a stand-alone basis.

        Growth in the global consumer products testing industry is driven by factors such as increasing globalization of consumer products manufacturing in developing countries, the movement towards shorter product life-cycles and mass customization, as well as increasing regulatory oversight and requirements. The primary clients for consumer product quality assurance services are large North American and European retailers that manage global supply chains of manufacturers, vendors and importers. In particular, retailers, importers and manufacturers that choose to outsource production to developing countries rely on quality assurance services to evaluate product quality and standards.

Quality Assurance Competition

        Our consumer product testing and quality assurance services compete with:

  •
  captive services—in-house quality assurance programs maintained and operated by retailers themselves;

  •
  global competitors—including Bureau Veritas Group, Intertek Group plc and SGS SA, who compete with us in the majority of our service offerings and industries, all three of which are larger and have greater geographic coverage than us;

  •
  local competitors—smaller, local competition is generally highly specialized and effective in situations in which a client's needs are limited to the few services that these competitors offer; and

  •
  non-profit competitors—non-profit certification companies and standards-setting institutes that are usually more focused on safety and social issues but are increasingly offering product testing services.

        The development of a technical reputation, the depth of industry knowledge and internationally recognized accreditations are the primary barriers to entry for large-scale competitors. The key competitive factors include the level of technical and industry knowledge, pricing, geographic footprint, level of client service, timeliness, accuracy, marketing, breadth of service offering, level of consultation and information usefulness and technical excellence in a given product category.

Quality Assurance Data Management System

        We believe the features in our Quality Assurance Data Management System provide us with a strong competitive advantage. Through a host of web-based tools presently in use and in development, we provide real-time vendor monitoring, on-demand report generation, quality trending and defect analysis. These features allow clients to view the performance of particular vendors and place some vendors on reduced inspection programs, which in turn reduces costs. Furthermore, this information provides quality managers with an opportunity to demonstrate the cost of quality and the effectiveness of their program. We plan to enhance these tools to allow clients to place orders, pay invoices and view an even greater amount of information via the Internet.

Quality Assurance Accreditations

        Our Quality Assurance business's reputation for quality is demonstrated by our more than 40 internationally recognized accreditations and memberships, which require us to meet and maintain varying standards and requirements. Each quality assurance location is required to maintain a quality management system and is expected to continue to add industry-specific technical proficiency accreditations. Our Quality Assurance business is accredited for social compliance auditing by the Fair Labor Association, Social Accountability International ("SA 8000"), Worldwide Responsible Apparel Production, The International Council of Toy Industries and is a signatory of the United Nations Global Compact and a member of Business For Social Responsibility. In addition, we were the first foreign company to receive the Commodity Inspection and Quarantine ("CIQ") accreditation from the Chinese government, a requirement for all inspection companies conducting operations in China.

        We also actively participate in quality assurance industry trade organizations, including the Ethical Trading Initiative, Business Social Compliance Initiative and Initiative Clause Sociale.

Key Global Accreditations and Memberships

United States

•
Underwriters Laboratories Inc. (UL)
(Certified Engineering and Administrative Agency)

•
International Organization for Standardization (ISO) 17025 Accreditation

•
Worldwide Responsible Apparel Production (WRAP)

•
Cashmere and Camel Hair Manufacturers Institute (CCMI)

•
International Safe Transit Association (ISTA)

•
Social Accountability International (SAI)

•
International Council of Toy Industries (ICTI) (Accredited Auditor) SA8000 (Accredited Auditor)

•
FDA Registered

•
ISO 9001 2008 Certified

Europe

•
United Kingdom Accreditation Service (UKAS) (Notified Body)

•
ISO 17025 Accreditation in U.K., Switzerland and Turkey

Brazil

•
Institutes for the Quality of Toys and Children's Articles (IQB) (Approved Laboratory)

•
International Register of Certified Auditors (IRCA)

Hong Kong

•
Hong Kong Accreditation Service (HKAS) (Accredited Laboratory)

•
United Kingdom Accreditation Service (UKAS) (Accredited Laboratory)

•
International Safe Transit Association (ISTA) (Certified Laboratory)

•
Laboratory Accreditation, Correlation, Evaluation (LACE) Textile Laboratory Accreditation Scheme (Approved Laboratory)

Membership

•
American Association of Textile Chemists and Colorists (AATCC)

•
American Society for Testing And Materials (ASTM)

•
British Standards Institute (BSI)

•
The Business and Institutional Furniture Manufacturers Association (BIFMA) International

•
Hong Kong Apparel Society Limited (HKAS)

•
Federation of Hong Kong Industries (FHKI)

•
Occupational Safety & Health Council (OSHC)

Accreditation / Laboratory Approval

•
China National Accreditation Service for Conformity Assessment (CNAS)

•
International Electrotechnical Commission, Worldwide System for Conformity Testing and Certification of Electrotechnical Equipment and Components (IECEE)

•
International Safe Transit Association (ISTA)

•
Taiwan Accreditation Foundation (TAF)

Quality Assurance Clients

        Our Quality Assurance business has established relationships with many global retailers and manufacturers of consumer products, which we believe is the result of our relationship-based sales approach. We have a broad client base, serving over 5,000 clients in 2009, with our top five clients accounting for approximately 22.1%, 18.0% and 18.2% of our Quality Assurance net sales in the years ended December 31, 2009, 2008 and 2007, respectively. The average length of our relationship with our top 10 clients in 2009 was approximately 14 years.

Employees

        As of December 31, 2009, we employed approximately 2,200 people on a full or part-time basis. We maintain a non-unionized workforce, with the exception of some employees in our Solar manufacturing facility in Spain where unions are required and our Quality Assurance facilities in mainland China, where union representation is more typical. We have not experienced any significant work stoppages during the past five years.

Executive Officers

        The following table sets forth the names and ages, as of December 31, 2009, of our executive officers. The descriptions below include each such person's service as a board member or an executive officer of STR Holdings, Inc. and our predecessor.

Name	Age	Position
Dennis L. Jilot	62	Chairman, President and Chief Executive Officer
Barry A. Morris	55	Executive Vice President and Chief Financial Officer
Robert S. Yorgensen	46	Vice President and President, STR Solar
Mark A. Duffy	47	Vice President and President, STR Quality Assurance

        Dennis L. Jilot.    Dennis L. Jilot has been our President and Chief Executive Officer and a director since 1997 and has been our Chairman since 2002. Prior to joining us, Mr. Jilot was Executive Vice President of Corning Clinical Laboratories, President and Chief Executive Officer of Corning Nichols Institute and President and Chief Operating Officer of MetPath Incorporated. Mr. Jilot holds a B.S. from the University of Wisconsin at Stevens Point and completed the Executive M.B.A. program at the University of Virginia Darden School of Business.

        Barry A. Morris.    Barry A. Morris joined us as our Vice President and Chief Financial Officer in 2002 and became our Executive Vice President in September 2008. Prior to joining us, Mr. Morris was Chief Financial Officer of General Bearing Corporation as well as Director of Financial Services and Corporate Controller for BTR Inc. He holds a B.S. from American International College and an M.B.A. from the University of Connecticut.

        Robert S. Yorgensen.    Robert S. Yorgensen became our Vice President in November 2008 and has been the President of STR Solar since 1997. Mr. Yorgensen has been employed by us for 24 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering from the University of Connecticut and an A.S. from Hartford State Technical College.

        Mark A. Duffy.    Mark A. Duffy joined us in August 2009 as President of STR Quality Assurance. Mr. Duffy has 25 years of experience in a wide range of consumer products and food ingredients businesses. Most recently, Mr. Duffy spent seven years as President for Griffith Laboratories USA. Prior to that, he was the Vice President of Sales, North America for the Johnson Wax Professional, a division of SC Johnson. Previously, Mr. Duffy was Director of Sales for Food Service for the Quaker Oats Company, a subsidiary of PepsiCo. He also held several sales and marketing positions of increasing responsibility in the Food Service Division of Nestle USA. He holds a B.S. from Boston College.

        Each executive officer holds office for a term of one year and until his or her successor is duly elected and qualified, in accordance with our bylaws.

Corporate Reorganization and Initial Public Offering

        On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds ("DLJMB"), and its co-investors, together with members of our board of directors, our executive officers and other members or management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc. for $365.6 million, including transaction costs. They acquired Specialized Technology Resources, Inc. for investment purposes.

        In connection with the acquisition:

  •
  DLJMB and its co-investors contributed $145.7 million in cash for approximately 81.6% of the voting equity interests in STR Holdings LLC;

  •
  Dennis L. Jilot, our Chairman, President and Chief Executive Officer, Barry A. Morris, our Executive Vice President and Chief Financial Officer, and Robert S. Yorgensen, our Vice President and President of STR Solar, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $11.5 million, for approximately 6.4% of the voting equity interests in STR Holdings LLC;

  •
  other stockholders of Specialized Technology Resources, Inc., including some current and former employees and former directors, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $21.5 million, for approximately 12.0% of the voting equity interests in STR Holdings LLC;

  •
  Specialized Technology Resources, Inc., as borrower, and STR Holdings LLC, as a guarantor, entered into a first lien credit facility providing for a fully drawn $185.0 million term loan facility and an undrawn $20.0 million revolving credit facility and a second lien credit facility providing for a fully drawn $75.0 million term loan facility, in each case, with Credit Suisse, as administrative agent and collateral agent; and

  •
  with the cash contributed from DLJMB and its co-investors and the borrowings under our first lien and second lien credit facilities, STR Holdings LLC (i) purchased the remaining shares of stock in Specialized Technology Resources, Inc. for $324.7 million, (ii) repaid $61.7 million of debt held by Specialized Technology Resources, Inc., (iii) settled Specialized Technology Resources, Inc. stock options for $1.5 million, (iv) paid financing costs of $7.9 million and transaction costs of $4.4 million, and (v) retained the remaining $5.5 million in proceeds for working capital purposes.

        We refer to the foregoing transactions collectively as the "DLJ Transactions".

        Prior to November 5, 2009, we conducted our business through STR Holdings LLC and its subsidiaries. STR Holdings (New) LLC ("NewCo"), a Delaware limited liability company, was formed on September 30, 2009 as an indirect subsidiary of STR Holdings LLC and held no material assets and did not engage in any operations.

        Pursuant to the corporate reorganization on November 5, 2009, STR Holdings LLC liquidated. A subsidiary of NewCo merged with and into Specialized Technologies Resources, Inc. ("STRI") and, as a result, STRI became a wholly-owned subsidiary of NewCo. The unitholders of STR Holdings LLC became unitholders of NewCo. NewCo converted from a limited liability company into a Delaware 'C' corporation, named STR Holdings, Inc., and all outstanding units of NewCo automatically converted into a single class of common stock of STR Holdings, Inc.

        On November 12, 2009, we closed our initial public offering ("IPO") of 12,300,000 shares of common stock at an offering price of $10 per share, of which 3,300,000 shares were sold by the Company and 9,000,000 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $25.0 million after deducting underwriting discounts, commissions and other offering costs of approximately $7.8 million. In connection with the IPO, we repaid $15.0 million of borrowings under our first lien credit facility, and also paid $2.6 million to terminate an advisory services and monitoring agreement we entered into in connection with the Acquisition. We did not receive any proceeds from the sale of shares by the selling stockholders, which included entities affiliated with members of our board of directors and an affiliate of Credit Suisse Securities (USA) LLC, an underwriter participating in the IPO, and each of our executive officers.

        Under the STR Holdings LLC Agreement, STR Holdings LLC's Class A, B, C, D, E and F units were subject to a priority distribution of shares of common stock in the event of an IPO. In connection with the IPO, the priority distribution of shares was based on our equity value as represented by the IPO price. For the units issued in connection with the DLJMB acquisition of us (the "Acquisition"), the shares of our common stock were distributed as follows: (i) first, the Class A unitholders received an aggregate amount of common stock equal in value to their aggregate capital contributions; and (ii) second, a pro rata distribution was made with respect to the Class A, B, C, D and F units until the Class A unitholders received an aggregate amount of common stock equal in value to 2.5 times their aggregate capital contributions; and (iii) finally, a pro rata distribution was made of the remaining shares to each Class A, B, C, D, E and F unitholder based upon the number of units held by each unitholder. Class C and D incentive units that were issued in 2008 did not convert nor did any of the Class E incentive units that were issued as a result of not meeting the required aggregate value distribution thresholds.

        The following table presents the number of shares of common stock and unvested restricted common stock issued on November 6, 2009 for the respective units at the conversion. The number of shares of common stock and unvested restricted common stock issued was based upon the vesting provisions of the outstanding units and reflect the units vested and unvested at the date of conversion:

Class of Units	Shares of Common Stock	Shares of Unvested Restricted Common Stock	Total Shares of Common Stock
A units	35,352,504	397,491	35,749,995
B units	195,053	—	195,053
C units	542,685	553,588	1,096,273
D units	176,211	217,884	394,095
E units	—	—	—
F units	478,578	95,716	574,294

Total	36,745,031	1,264,679	38,009,710

        We have retrospectively adjusted our earnings per share to reflect the conversion of units to shares resulting from the reorganization and conversion (See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report). The corporate reorganization did not affect our operations, which we continue to conduct through our operating subsidiaries.

        On December 7, 2009, we closed the partial exercise of the over-allotment option granted by the selling stockholders given in connection with the IPO which resulted in a total purchase of 1,695,000 shares at the IPO price of $10 per share. We did not receive any of the proceeds from the sale of the shares as a result of the exercise of the over-allotment option.

Intellectual Property

        We own a number of trademarks, service marks, trade secrets and other intellectual property rights that relate to our products and services. Our intellectual property consists of 14 encapsulant formulations, as well as several processes and sub-processes, a service mark on our corporate logo and our trademarks "STR®" and "PhotoCap®." As appropriate, we require employees, suppliers and customers to execute confidentiality agreements.

        We typically rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technology, including our encapsulant formulations, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. However, we do hold a provisional global patent and we have filed a patent application with respect to one of our solar products in development due to the specific nature of the product. Typically, we utilize trade secrets to protect the formulations and processes we use to manufacture our products, including our encapsulants, and also to safeguard our proprietary formulations and methods. We believe we can effectively protect our trade secrets indefinitely through use of confidentiality agreements and other security measures. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us.

Environmental Regulation

        We are subject to a variety of environmental, health and safety, pollution-control laws and regulations in the jurisdictions in which we operate. We do not believe the costs of compliance with these laws and regulations will be material. We use, generate and discharge hazardous substances, chemicals and wastes at some of our facilities in connection with our product development, testing and manufacturing activities. Any failure by us to control the use of, to remediate the presence of or to restrict adequately the discharge of such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages and fines or suspensions in our business operations. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. Although we have not incurred, and do not currently anticipate, any material liabilities in connection with such contamination, we may be required to make expenditures for environmental remediation in the future.

Available Information

        Information regarding the Company, including corporate governance policies, ethics policies and charters for the committees of the board of directors can be found on our Internet website at http://www.strholdings.com and copies of these documents are available to stockholders, without charge, upon request to Investor Relations, STR Holdings, Inc. 10 Water Street, Enfield, CT 06082. The information contained in our website is not intended to be incorporated into this Form 10-K. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our Internet website on the same day that we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Information filed with the SEC may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also available to the public from commercial document retrieval services and at the Internet website maintained by the SEC at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    Risk Factors

        An investment in our common stock involves a high degree of risk. You should carefully consider the following risks, as well as the other information in this Annual Report on Form 10-K, before making an investment in our Company. If any of the following risks actually occurs, our business, results of operations or financial condition may be adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

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

  •
  the extent to and shape of, if any, the recovery from the worldwide economic recession, volatility and disruption in the credit markets that was experienced during 2009, which may slow the growth of the solar industry, may cause our customers to experience a reduction in demand for their products and related financial difficulties and may adversely impact our Solar business;

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

        For example, in 2009, we experienced a decline in our Solar business mainly due to decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in 2008, the global recession and the worldwide credit crisis.

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

        The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of the target markets for our Solar business, including Germany, Italy, Spain, the United States, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated earlier than anticipated. For example, the German government recently has announced legislation that is expected to reduce feed-in tariffs beginning in the second half of 2010. This announcement has resulted in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the expected enactment of the decreased feed-in tariff incentives. As such, we may see atypical Solar sales during the first half of 2010 that may not occur during the second half of 2010. Also, in September 2008, the Spanish parliament adopted new legislation that decreased the feed-in tariff for solar energy by approximately 27% and capped its subsidized PV installations at 500 MW for 2009. This event drove an over-supply of solar module inventory in the supply chain during the first half of 2009 and was one of the main drivers behind our sales volume decline in 2009 compared to 2008.

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

        The solar module industry is relatively concentrated. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. Sales to First Solar accounted for 27.1%, 19.1% and 13.8% of our Solar net sales in the years 2009, 2008 and 2007, respectively. In addition, the top five customers in our Solar segment accounted for approximately 55.0%, 47.0% and 46.0% of our Solar net sales in 2009, 2008 and 2007, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing pressure to reduce their costs. Because we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate significant Solar net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Also, new entrants into the solar module manufacturing industry, primarily from China, could negatively impact the demand for, and pricing of, our customers' products, which could reduce the demand for our encapsulants. We believe our European customers have lost market share to low-cost module manufacturers, primarily from China, that continue to penetrate the European solar market and whom we do not sell encapsulants to. We have lost market share in the European market due to emerging low-cost solar module manufacturers, primarily from China, and if we are not able to supply encapsulants to these new entrants in the future, we could lose further market share and also face competition from new encapsulant manufacturers.

        In addition, a significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five Solar customers with the largest receivable balances represented 38.7% and 34.6% of our accounts receivable balance as of December 31, 2009 and December 31, 2008, respectively. Moreover, many solar companies are facing and may continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us, which could affect our business, financial condition and results of operations. Any one of the following events may cause material fluctuations or declines in our Solar net sales and have a material adverse effect on our business, financial condition and results of operations:

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

        In addition to relying on a small number of customers, we believe we were the primary supplier to each of our top 10 Solar customers in 2009. The future growth and success in our Solar business depends on the ability of such customers to grow their businesses and our ability to meet any such growth, principally through the addition of manufacturing capacity. If our Solar customers do not increase production of solar modules, there will be no corresponding increase in encapsulant orders. Alternatively, in the event such customers grow their businesses, we may not be able to meet their increased demands, which would require such customers to find alternative sources for encapsulants. In addition, it is possible that customers for whom we are the exclusive supplier of encapsulants will seek to qualify and establish a secondary supplier of encapsulants, which would reduce our share with such customers and could increase that customer's pricing leverage. If our Solar customers do not grow their businesses or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our Solar net sales.

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

        Moreover, we produce a component utilized in the manufacturing of solar modules. New solar technologies may emerge or existing technologies may gain market share that do not require encapsulants as we produce them, or at all. Also, manufacturing methods may emerge that could be more advanced or efficient than our current manufacturing capability. Such changes could result in decreased demand for our encapsulants or render them obsolete, which would adversely affect our business, financial condition and results of operations.

We typically rely upon trade secrets and contractual restrictions, and not patents, to protect our proprietary rights. Failure to protect our intellectual property rights may undermine our competitive position and protecting our rights or defending against third-party allegations of infringement may be costly.

        Protection of proprietary processes, methods, documentation and other technology is critical to our business. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. We typically rely on trade secrets, trademarks, copyrights and contractual restrictions to protect our intellectual property rights and currently do not hold any patents related to our Solar business. However, the measures we take to protect our trade secrets and other intellectual property rights may be insufficient. While we enter into confidentiality agreements with our Solar employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us.

        Third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could harm our business and operating results. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

        We are currently in litigation with a former employee, James P. Galica, in our Solar business and his current employer, JPS Elastomerics Corp., for the misappropriation and theft of our trade secrets. In August 2008, the jury determined that the technology for our polymeric sheeting product line is a trade secret. The jury also determined that our former employee and his current employer had not misappropriated our trade secrets. We have not decided if we will appeal the jury's determination. The jury also found that our former employee had breached his confidentiality agreement with us. Subsequently, the judge determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. The judge awarded us compensatory and punitive damages, attorneys' fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling the competing products, which are substantially similar to some of our encapsulants. The final amount of damages to be awarded to us, as well as the scope of a permanent injunction, is still pending before the court and will be determined by the presiding judge. JPS has filed a motion for reconsideration of the court's decision that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act. Final judgment will not be entered until these pending matters are resolved. The court has ordered each party to brief the remaining issues. Upon entry of final judgment, JPS will have the right to appeal the judge's ruling, and we will have the right to appeal the jury's verdict. If JPS or Galica is successful on the appeals from both the jury's verdict and the judge's rulings, the result may be a new trial or a final determination that JPS may compete with us by continuing to sell a product that is substantially similar to some of our encapsulants. JPS may also be allowed to compete with us on some encapsulant products based on the court's ruling on the scope and duration of the permanent injunction. Further, in October 2009, counsel to JPS sent our counsel a letter demanding relief under the Massachusetts Unfair and Deceptive Trade Practices Act, the Sherman Antitrust Act, the Massachusetts Antitrust Act and the Lanham Act.

        We responded to JPS's letter and have had no further contact with JPS regarding their October 2009 letter. On October 20, 2009, JPS moved for reconsideration of the judgment against them under Massachusetts General Laws, chapter 93A. On November 19, 2009, the Court issued a Memorandum and Order Denying Further Modification of the Preliminary Injunction and Associated Directives. On December 10, 2009, JPS filed a petition for relief in the Massachusetts Appeals Court which the court denied. On December 21, 2009, JPS filed a notice of interlocutory appeal with the Massachusetts Appeals Court. On January 20, 2010, the parties filed a stipulation of dismissal of JPS's notice of interlocutory appeal. The parties are currently scheduling proceedings in connection with the damage and injunctive relief matters that are pending with the court.

We face competition in our Solar business from other companies producing encapsulants for solar modules.

        The market for encapsulants is highly competitive and continually evolving. We compete with a number of encapsulant manufacturers, some of which are large, global companies with substantial financial, manufacturing and logistics resources and strong customer relationships. If we fail to attract and retain customers for our current and future products, we will be unable to increase our revenues and market share. Our primary encapsulant competitors include Bridgestone Corporation, ETIMEX Primary Packaging GmbH and Mitsui Chemicals, Inc. We also expect to compete with new entrants to the encapsulant market, including those that may offer more advanced technological solutions, possess advanced or more efficient manufacturing capabilities or that have greater financial resources than we do. Further, as the China solar market matures, we expect other encapsulant providers from China and the greater Asian markets will compete with us. Our competitors may develop and produce or may be currently producing encapsulants that offer advantages over our products. A widespread adoption of any of these technologies could result in a rapid decline in our position in the encapsulant market and our revenues and adversely affect our margins.

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

        Sales to our Solar customers are typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters. The timing of placing these orders and the amounts of these orders are at our customers' discretion. Customers may cancel, reduce or postpone purchase orders with us prior to production on relatively short notice. If customers cancel, reduce or postpone existing orders or fail to make anticipated orders, it could result in the delay or loss of anticipated sales, which could lead to excess inventory and unabsorbed overhead costs. Because our encapsulants have a limited shelf life from the time they are produced until they are incorporated into a solar module, we may be required to sell any excess inventory at a reduced price, or we may not be able to sell it at all and incur an inventory write-off, which could reduce our Solar net sales and increase our costs. During the first half of 2009, we experienced postponements and cancellations in orders and, as a result, incurred approximately $1.0 million of inventory write-offs.

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

        We purchase resin and paper liner, the two main components used in our manufacturing process, from multiple third-party suppliers. If we fail to develop or maintain our relationships with these suppliers or our other suppliers, or if the suppliers' facilities are affected by events beyond our control, we may be unable to manufacture our encapsulants or our encapsulants may be available only for customers in lesser quantities, at a higher cost or after a long delay. We may be unable to pass along any price increases relating to materials costs to our customers, in which case our margins could be reduced. In addition, we do not maintain long-term supply contracts with our suppliers. Our inventory of raw materials for our encapsulants, including back-up supplies of resin, may not be sufficient in the event of a supply disruption. In 2005, we encountered a supply disruption when one of our resin suppliers had its facilities damaged by a hurricane, and another supplier had a reactor fire at the same time. This forced us to use our back-up supplies of resin. The failure of a supplier to supply materials and components, or a supplier's failure to supply materials that meet our quality, quantity and cost requirements in a timely manner, could impair our ability to manufacture our products to specifications, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. If we are forced to change suppliers, our customers may require us to undertake testing to ensure that our encapsulants meet the customer's specifications.

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

        We supply a component to solar module manufacturers. As such, if there are disruptions in any other area of the supply chain for solar module manufacturers, it could affect the overall demand for our encapsulants. For example, the increased demand for polysilicon due to the rapid growth of the solar energy and computer industries and the significant lead time required for building additional capacity for polysilicon production led to an industry-wide shortage of polysilicon from 2005 through 2008, which is an essential raw material in the production of most of the solar modules produced by many of our customers. This and other disruptions to the supply chain may force our customers to reduce production, which in turn would decrease customer demand for our encapsulants and could adversely affect our Solar net sales. In addition, reduced orders for our encapsulants could result in underutilization of our production facilities and cause an increase of our marginal production cost. During the first half of 2009, we experienced postponements and cancellations in orders and, as a result, incurred approximately $1.0 million of inventory write-offs.

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

        We may be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months, such as Germany. For example, in 2009, we experienced a decline in our Solar business mainly due to decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in 2008, the global recession and the worldwide credit crisis. There are various reasons for seasonality fluctuations, mostly related to economic incentives and weather patterns. In Germany, the construction of solar energy systems is concentrated in the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff. Recently, the German government has announced potential legislation that will probably reduce feed-in tariffs in the second half of 2010. This announcement has resulted in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the expected enactment of the decreased feed-in tariff incentives. As such, we may see atypical Solar sales during the first half of 2010 that may not occur during the second half of 2010. In the United States, solar module customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. Accordingly, our business and results of operations could be affected by seasonal fluctuations in the future.

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

Risks Related to Our Businesses

The global financial crisis and adverse worldwide economic conditions may have significant effects on our business, financial condition and results of operations.

        The global financial crisis—which has included, among other things, significant reductions in available capital and liquidity, substantial reductions and/or fluctuations in equity and currency values and a worldwide recession may materially adversely affect both our Solar and Quality Assurance businesses. Factors such as lack of consumer spending, business investment and government spending, the volatility and weakness of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn like the one experienced in 2009, which was characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products and services may be adversely affected. Continued market disruptions and broader economic downturns may affect our and our customers' access to capital, lead to lower demand for our products and services, increase our exposure to losses from bad debts or result in our customers ceasing operations, any of which could materially adversely affect our business, financial condition and results of operations.

        In recent years, the credit markets have experienced unprecedented levels of volatility and disruption. In many cases, the markets still have limited credit capacity for certain issuers, and lenders have requested more restrictive terms. The market for new debt financing is extremely limited and in some cases not available at all. In addition, the markets have increased the uncertainty that lenders will be able to comply with their previous commitments. If current levels of market disruption and volatility continue or worsen, we may not be able to refinance our existing debt, draw upon our revolving credit facility or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund planned expansion. As such, we may not be able to obtain debt or other financing on reasonable terms, or at all. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and services and could lead to an increase in our bad debt levels.

Our future success depends on our ability to retain our key employees.

        We are dependent on the services of Dennis L. Jilot, our Chairman, President and Chief Executive Officer, Barry A. Morris, our Executive Vice President and Chief Financial Officer, Robert S. Yorgensen, our Vice President and President of STR Solar, Mark A. Duffy, our Vice President and President of STR Quality Assurance and other members of our senior management team. The loss of any member of our senior management team could have a material adverse effect on us. Members of our senior management team may terminate their employment with us upon little or no notice. There is a risk that we will not be able to retain or replace these key employees.

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

        We operate in 36 countries worldwide, we have encapsulant manufacturing facilities operating in Spain and Malaysia, and our Quality Assurance business annually conducts audits or inspections in over 100 countries. Of our total net sales, 44.2%, 49.3% and 57.5% were generated from outside the United States in the years ended December 31, 2009, 2008 and 2007, respectively, and we expect that our international operations will continue to grow. As such, our international operations are subject to a number of risks, including:

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

  •
  potential noncompliance with a wide variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA") and similar non-U.S. laws and regulations;

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

  •
  disruptions in our business operations or damage to strategic assets that may not be recoverable from applicable insurance policies caused by potential unfavorable weather patterns in certain locations of the world including, but not limited to, earthquakes, typhoons and hurricanes;

  •
  difficulty with staffing and managing widespread operations; and

  •
  difficulty of and costs relating to compliance with the different commercial and legal requirements of the international markets in which we operate.

We and our results of operations could be materially and adversely affected by violations of applicable anti-corruption laws, including the FCPA.

        We operate in a number of countries throughout the world, including countries known to have a reputation for corruption, and are subject to the risk that our employees and agents may take actions that are determined to be in violation of anti-corruption laws, including the FCPA. Any violation of the FCPA or other anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Other requirements can also be imposed on companies that violate the FCPA, including the appointment of a government-approved monitor or the implementation of enhanced compliance procedures. In addition, actual or alleged violations could damage our reputation and ability to do business and, if material, could be deemed a breach or event of default under our credit facilities. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

        In early June 2009, we self-reported the results of our inquiry to the U.S. Department of Justice, or the DOJ, and the enforcement division of the U.S. Securities and Exchange Commission, or the SEC. To our knowledge, the DOJ and SEC were not aware of this matter prior to our report. Shortly after our report, we provided additional information requested by the DOJ and SEC. Since providing that additional information, and as of the date of this filing, the DOJ has not responded to our report or requested any additional information from us. As of March 18, 2010, the DOJ has not informed us as to whether it intends to pursue this matter further. In addition, in connection with our initial public offering, the SEC advised us that because it does not appear that we were subject to the SEC's jurisdiction during the relevant period, the SEC does not intend to pursue this matter at this time. We cannot predict the outcome resulting from our report to the DOJ. Any criminal prosecution would be costly and time-consuming to defend and such defense may not be successful and would have a material adverse effect on our business, result in harm to our reputation and negatively impact our results of operations. In addition, any fines or penalties imposed by the DOJ could be substantial and any requirements imposed upon us by the DOJ could be difficult, time-consuming and expensive to implement and comply with and could result in difficulties in conducting business in foreign jurisdictions and maintaining existing and attracting new customer relationships. Any failure to comply with any such requirements could result in further prosecution, fines or penalties. Any adverse determination by the DOJ, if material, could also be deemed to be a breach of covenants and an event of default under our credit facilities, which could result in our being required to immediately repay the principal amount outstanding under such facilities and prevent us from borrowing under our revolving credit facility, and adversely affect our liquidity and financial condition.

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

        As a result of the DLJ Transactions, we have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of approximately $240.5 million. Based on that level of indebtedness and interest rates applicable at December 31, 2009, our annual interest expense, excluding the effect of interest rate swaps, would have been $9.9 million. Although we believe that our current cash flows will be sufficient to cover our annual interest expense, any increase in the amount of our indebtedness or any decline in the amount of cash available to make interest payments could require us to divert funds identified for other purposes for debt service and impair our liquidity position.

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

        We are subject to interest rate risk in connection with our variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. We currently estimate that our annual interest expense on our floating rate indebtedness would increase by approximately $2.4 million, before giving effect to our interest rate swap, for each increase in interest rates of 1%. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do. Although we have hedging arrangements for a portion of our variable rate debt, they may prove inadequate or ineffective or we may not renew them when they expire in September 2010.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we had $20.0 million of borrowings available under our revolving credit facility as of December 31, 2009. If we incur additional debt above the levels currently in effect, the risks associated with our substantial leverage would increase.

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

  •
  make capital expenditures;

  •
  declare or pay dividends, which such payment is prohibited under the terms of our credit facilities, redeem or repurchase common stock or make certain other restricted payments;

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

        We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development, testing and manufacturing activities. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations.

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

        We have historically operated our business as a private company. Since the completion of our IPO, we are now required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange ("NYSE"), and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

  •
  prepare and distribute periodic and current public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

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

Prior to December 31, 2009, our independent registered public accounting firm reported to us that we had material weaknesses and significant deficiencies in our internal controls.

        Our independent registered public accounting firm previously reported to us that at December 31, 2007, we had material weaknesses with respect to our controls in our financial accounting and reporting and tax functions and significant deficiencies in our internal controls over documentation of our information technology systems, general computer controls, policies and procedures, and the documentation of our overall internal control environment. Such controls are necessary in order to produce Public Company Accounting Oversight Board, or ("PCAOB"), compliant financial statements. Under standards established by the PCAOB, a "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and a "significant deficiency" is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

        For the year ended December 31, 2008, we remediated the material weakness related to our financial accounting and reporting function and partially remediated the material weakness related to our tax function. Our independent registered public accounting firm reported to us that at December 31, 2008, we had remaining significant deficiencies in our internal controls with respect to our tax function, our overall internal control structure and our information technology general computer controls.

        As of December 31, 2009, all remaining 2008 significant deficiencies have been fully remediated resulting in no remaining significant deficiencies or material weaknesses. Our remediation efforts during 2009 included hiring additional qualified personnel, providing additional training, implementing additional financial accounting controls and procedures and hiring a consultant to assist us in our procedure documentation and development of key controls with respect to our information technology systems.

We are in the process of implementing the standards required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 could have a material adverse effect on us.

        We are in the early stages of documenting and testing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If, as a public company, we are not able to implement the requirements of Section 404 by December 31, 2010 or with adequate compliance, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

        In addition, we will incur additional costs in order to comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

        Our principal stockholders, directors and executive officers and entities affiliated with them owned approximately 57.0% of the outstanding shares of our common stock at December 31, 2009. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder," and we will be able to enter into such transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

We expect that our stock price will fluctuate significantly, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above the applicable purchase price.

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

  •
  actual or anticipated fluctuations in our financial and operating results;

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

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. As of March 19, 2010 we had 41,349,710 shares of common stock outstanding. Our directors, executive officers, the selling stockholders in our IPO and substantially all of our other stockholders prior to the IPO are subject to the lock-up agreements and are subject to the Rule 144 holding period requirements. After these lock-up agreements have expired and holding periods have elapsed and the lock-up periods set forth in our registration rights agreement have expired, 29,049,710 additional shares, some of which will be subject to vesting, will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by these stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our principal executive offices are located at 10 Water Street, Enfield, Connecticut 06082. As of December 31, 2009, our Solar business had five production facilities and our Quality Assurance business operated a network of 17 laboratories, 72 inspection and audit offices and 21 sales offices in 36 countries across North America, South America, Europe, Asia, Indian sub-continent and Africa.

        The following tables summarize information regarding our significant owned and leased properties as of December 31, 2009:

Location	Square Feet	Owned/Leased
Corporate
Enfield, Connecticut*	11,000	Owned
Solar
Asturias, Spain	105,000	Owned
Johor, Malaysia	80,000	Owned
Somers, Connecticut	42,000	Leased
St. Augustine, Florida	23,500	Leased
Enfield, Connecticut*	18,000	Owned
Quality Assurance
Shenzhen, China	75,000	Leased
Hong Kong, China	61,000	Leased
Shanghai, China	45,000	Leased
Canton, Massachusetts	44,000	Leased
Enfield, Connecticut*	40,500	Owned
Reading, United Kingdom	30,000	Leased
Taipei, Taiwan	18,000	Leased
Haryana, India	16,500	Leased
Steinach, Switzerland	16,000	Leased
Nottingham, United Kingdom	12,000	Leased

*
Co-located.

        From time to time, we evaluate our production and service needs and may consolidate facilities or open future facilities.

ITEM 3.    Legal Proceedings

        From time to time, we are and have been a party to litigation that arises in the ordinary course of our business. We have no material litigation pending at this time other than as set forth below.

Galica/JPS

        In October 2007, we filed a complaint against defendants James P. Galica and JPS Elastomerics Corp. in the Massachusetts Superior Court in Hampshire County. Galica left our employment in mid-2005. JPS hired Galica in the fall of 2006. Shortly after hiring Galica, JPS introduced a product that competes with certain of our Solar business's products and appeared to substantially incorporate technology we use in our encapsulant, also known as the polymeric sheeting product line. We believe that this technology provides us with a competitive advantage in the marketplace. Our complaint alleged six separate claims. Specifically, we alleged that JPS and Galica violated Massachusetts General Laws, chapter 93A, §§ 42 and 42A, misappropriated trade secrets, and violated the Massachusetts Unfair and Deceptive Trade Practices Act. Additionally, our complaint alleged breaches of contract, breaches of the implied covenant of good faith and fair dealing, and breaches of fiduciary duty against Galica. We sought both monetary and injunctive relief. The trial was completed in August 2008. The jury, which deliberated on all counts except the chapter 93A claim and the request for injunctive relief, determined that the technology for our polymeric sheeting product line is a trade secret. The jury also determined that JPS and Galica had not misappropriated our trade secrets. We have not decided if we will appeal the jury's determination. The jury also found that Galica had breached his confidentiality agreement with us. Subsequently, the judge, ruling on the chapter 93A claims and the request for injunctive relief, determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. The judge awarded us compensatory and punitive damages, attorneys' fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling the competing products, which are substantially similar to some of our encapsulants. The final amount of damages to be awarded to us, as well as the scope of a permanent injunction, is still pending before the court and will be determined by the presiding judge. JPS has filed a motion for reconsideration of the court's decision that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act. Final judgment will not be entered until these pending matters are resolved. The court has ordered each party to brief the remaining issues. Upon entry of final judgment, JPS will have the right to appeal the judge's ruling, and we will have the right to appeal the jury's verdict. If JPS or Galica is successful on the appeals from both the jury's verdict and the judge's rulings, the result may be a new trial or a final determination that JPS may compete with us by continuing to sell a product that is substantially similar to some of our encapsulants. JPS may also be allowed to compete with us on some encapsulant products based on the court's ruling on the scope and duration of the permanent injunction. Further, in October 2009, counsel to JPS sent our counsel a letter demanding relief under the Massachusetts Unfair and Deceptive Trade Practices Act, the Sherman Antitrust Act, the Massachusetts Antitrust Act and the Lanham Act.

        We responded to JPS's letter and have had no further contact with JPS regarding their October 2009 letter. On October 20, 2009, JPS moved for reconsideration of the judgment against them under Massachusetts General Laws, chapter 93A. On November 19, 2009, the Court issued a Memorandum and Order Denying Further Modification of the Preliminary Injunction and Associated Directives. On December 10, 2009, JPS filed a petition for relief in the Massachusetts Appeals Court which the court denied. On December 21, 2009, JPS filed a notice of interlocutory appeal with the Massachusetts Appeals Court. On January 20, 2010, the parties filed a stipulation of dismissal of JPS's notice of interlocutory appeal. The parties are currently scheduling proceedings in connection with the damage and injunctive relief matters that are pending with the court.

ITEM 4.    Reserved

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the NYSE on November 6, 2009 under the symbol "STRI." Prior to this, there was no public market for our common stock. At March 15, 2010, there were approximately 1,000 holders of record of our common stock.

        The table below sets forth for the periods indicated the high and low sales prices per share of our common stock reported on the NYSE since our IPO.

Common Stock Price Range
	High		Low
Fiscal 2009
1st Quarter	$	N/A	$	N/A
2nd Quarter		N/A		N/A
3rd Quarter		N/A		N/A
4th Quarter		16.56		9.50

        At December 31, 2009, there were 41,349,710 shares issued and outstanding. Our authorized number of shares of common stock is 200,000,000 shares. The closing sale price per share of our common stock on March 15, 2010 was $17.65.

Dividend Program

        Since the DLJ Transactions, we have not declared or paid cash dividends on our shares. We do not anticipate paying any cash dividends on our common stock for the foreseeable future and are currently prohibited from doing so under the terms of our credit facilities. We intend to retain all available funds and any future earnings to fund the development and growth of our business and to reduce debt.

        Any future determination to pay dividends will be at the discretion of our board of directors and will take into account:

  •
  restrictions in our credit facilities;

  •
  general economic and business conditions;

  •
  our financial condition and results of operations;

  •
  our capital requirements and the capital requirements of our subsidiaries;

  •
  the ability of our operating subsidiaries to pay dividends and make distributions to us; and

  •
  such other factors as our board of directors may deem relevant.

Issuer Purchases of Equity Securities

        Our Board of Directors has not established a share repurchase program for our common stock. Accordingly, as of December 31, 2009, no shares have been repurchased. Currently, we have no plans to repurchase shares for the foreseeable future.

Sales of Unregistered Securities

        On September 30, 2009, STR Holdings (New) LLC, a Delaware limited liability company was formed. Specialized Technology Resources, Inc. purchased 10 units representing membership interests in STR Holdings (New) LLC for $1,000 in a transaction exempt from registration pursuant to

Section 4(2) of the Securities Act, as it was a transaction by an issuer that did not involve a public offering of securities.

        In connection with the corporate reorganization completed in connection with the IPO, STR Holdings (New) LLC issued units to the unitholders of STR Holdings LLC, which then converted into shares of STR Holdings, Inc.'s common stock, par value $0.01 per share. The issuance of the units of STR Holdings (New) LLC and the shares of common stock of STR Holdings, Inc. in the corporate reorganization were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, as it was a transaction by the issuer not involving a public offering of securities. The following share numbers of STR Holdings, Inc.'s common stock are based upon the IPO price of $10.00 per share:

          (1)   STR Holdings (New) LLC issued 17,864,924 of its Class A units to holders of Class A units in STR Holdings LLC, which converted into 35,308,339 shares of STR Holdings Inc.'s common stock, par value $0.01 per share.

          (2)   STR Holdings (New) LLC issued 223,464 of its Class A units to Dennis L. Jilot pursuant to his amended employment agreement, which converted into 441,656 shares of STR Holdings Inc.'s common stock, par value $0.01 per share.

          (3)   STR Holdings (New) LLC issued 199,766 of its Class B units to holders of Class B units in STR Holdings LLC, which converted into 195,053 shares of STR Holdings Inc.'s common stock, par value $0.01 per share.

          (4)   STR Holdings (New) LLC issued 1,134,419 of its Class C units to holders of Class C units in STR Holdings LLC, which converted into 1,096,273 shares of STR Holdings Inc.'s common stock, par value $0.01 per share.

          (5)   STR Holdings (New) LLC issued 407,796 of its Class D units to holders of Class D units in STR Holdings LLC, which converted into 394,095 shares of STR Holdings Inc.'s common stock, par value $0.01 per share.

          (6)   STR Holdings (New) LLC issued 403,833 of its Class E units to holders of Class E units in STR Holdings LLC, which were cancelled in the conversion.

          (7)   STR Holdings (New) LLC issued 588,171 of its Class F units to holders of Class F units in STR Holdings LLC, which converted into 574,294 shares of STR Holdings Inc.'s common stock, par value $0.01 per share.

Use of Proceeds from Public Offering of Common Stock

        On November 12, 2009, we closed our IPO, in which 12,300,000 shares of common stock were sold at a price to the public of $10 per share. We sold 3,300,000 shares of our common stock in the offering and selling stockholders sold 9,000,000 of the shares of common stock in the offering. On December 7, 2009, we closed the partial exercise of the over-allotment option granted by the selling stockholders in the IPO, in which 1,695,000 shares of common stock were sold at the IPO price of $10 per share. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $124.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162376), which was declared effective by the SEC on November 6, 2009. The offering commenced as of November 6, 2009 and terminated before all but 150,000 shares of our common stock (which were subject to the underwriters' over-allotment option) registered in the registration statement were sold. Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. acted as representatives of the underwriters. We raised approximately $25.0 million in net proceeds after deducting underwriting discounts, commissions and other offering costs of approximately $7.8 million. We made final payments with a portion of the proceeds from our IPO to DLJ Merchant Banking, Inc. and to Dennis L. Jilot, our Chairman, President and Chief Executive Officer, of $2.4 million and $0.2 million, respectively, in connection with the termination of an advisory services agreement. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the initial public offering. We also repaid $15.0 million of borrowings under our credit facilities. We intend to use the remaining net proceeds for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on November 9, 2009.

Performance Graph—Total Stockholder Return

        The following is a line graph comparing cumulative, total shareholder return with three general market indexes, "The S&P 500", "The Russell 2000" and "The NASDAQ Clean Edge Green Energy" selected by us. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 6, 2009, our IPO date, and its relative performance is tracked through December 31, 2009. Total percentage return for us is based on the IPO price of $10. No cash dividends have been declared on shares of our common stock. This performance graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

 COMPARISON OF CUMULATIVE TOTAL RETURN*
Among STR Holdings, Inc., The S&P 500 Index,
The Russell 2000 Index And The NASDAQ Clean Edge Green Energy Index

*
$100 invested on 11/6/09 in stock or 10/31/09 in index, assumes reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The balance sheet data as of December 31, 2009, 2008 and 2007 and the statement of operations and other data for each of (i) the years ended December 31, 2009 and 2008, (ii) the period from June 15 to December 31, 2007, (iii) the period from January 1 to June 14, 2007 and (iv) the years ended December 31, 2006 and 2005 are derived from our Consolidated Financial Statements.

        The basic and diluted net income per share and weighted average shares outstanding data in the selected historical consolidated financial data table presented below give effect to our corporate reorganization, as described under "Item 1 Business—Corporate Reorganization and Initial Public Offering."

        On June 15, 2007, DLJMB and its co-investors, together with members of our board of directors, our executive officers and other members of management, through STR Holdings LLC, acquired Specialized Technology Resources, Inc. All periods prior to June 15, 2007 are referred to as "Predecessor," and all periods including and after such date are referred to as "Successor." The consolidated financial statements for all Successor periods are not comparable to those of the Predecessor periods.

        The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Item 8 of this Annual Report.

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from June 15 to December 31, 2007	Period from January 1 to June 14, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Statement of Operations:
Net sales	$264,945	$288,578	$109,284	$64,760	$130,607	$114,862

Operating income	48,102	70,567	24,634	7,522	29,657	25,129

Net income	$22,989	$28,105	$4,111	$732	$15,294	$13,073

Net income per share/unit data:
Basic	$0.63	$0.78	$0.11	$0.08	$1.81	$1.60
Diluted	$0.61	$0.75	$0.11	$0.08	$1.68	$1.44
Weighted average shares/units outstanding:
Basic	36,638,402	36,083,982	35,846,880	8,632,893	8,439,658	8,147,169
Diluted	37,514,790	37,411,765	36,636,433	9,134,536	9,122,840	9,102,179
Amortization of intangibles	$11,503	$11,503	$6,231	$50	$109	$109
Capital expenditures	$17,833	$35,288	$10,064	$3,510	$2,604	$5,142
Cash dividends declared per common share/unit	$—	$—	$—	$—	$—	$1.34
Cash and short-term investments	$70,150	$27,868	$21,180	$—	$17,939	$8,305
Total assets	$645,860	$620,922	$575,157	$—	$77,640	$70,751
Total debt	$240,506	$257,521	$259,526	$—	$68,101	$74,762
Contingently redeemable units	$—	$2,930	$1,463	$—	$—	$—
Total stockholders'/unitholders' equity (deficit)	$271,270	$211,967	$185,382	$—	$(9,397)	$(20,898)

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of our operations should be read together with "Item 6—Selected Historical Consolidated Financial Data" and our Consolidated Financial Statements and the related Notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1A—Risk Factors" in this Annual Report.

Overview

        We are a leading global provider of encapsulants to the solar module industry. Encapsulants, which are specialty extruded sheets and film that hold a solar module together and protect the embedded semiconductor circuit, are a critical component used in solar modules. Our PhotoCap® products consist primarily of ethylene-vinyl-acetate, or EVA, which is modified with additives and put through our proprietary manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. We supply solar module encapsulants to many of the major solar module manufacturers and we believe we were the primary supplier of encapsulants to each of our top 10 customers in 2009, which we believe is due to our superior products and customer service. Our encapsulants are used in both crystalline and thin-film solar modules. Our Solar segment net sales have increased from $9.9 million in 2003 to $149.5 million in 2009, representing a CAGR of 57.2%. In 2009, our Solar segment was impacted by decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in late 2008, the global recession and the worldwide credit crisis. Also, our European encapsulant customers have lost market share to emerging low-cost solar module manufacturers, primarily from China, that continue to penetrate the solar market.

        Our Quality Assurance business is a leader in the consumer products quality assurance market, and we believe our Quality Assurance business represents the only global testing service provider exclusively focused on the consumer products market. Our Quality Assurance business provides inspection, testing, auditing and consulting services that enable retailers and manufacturers to determine whether products and facilities meet applicable safety, regulatory, quality, performance and social standards. Our Quality Assurance net sales have increased from $66.5 million in 2003 to $115.4 million in 2009, representing a CAGR of 9.6%.

        We were founded in 1944 as a plastics research and development company. We launched our Quality Assurance business in 1973, and we commenced sales of our Solar encapsulant products in the late 1970s.

        On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds ("DLJMB"), and its co-investors, together with members of our board of directors, our executive officers and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with the acquisition:

  •
  DLJMB and its co-investors contributed $145.7 million in cash for approximately 81.6% of the voting equity interests in STR Holdings LLC;

  •
  Dennis L. Jilot, our Chairman, President and Chief Executive Officer, Barry A. Morris, our Executive Vice President and Chief Financial Officer, and Robert S. Yorgensen, our Vice President and President of STR Solar, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $11.5 million, for approximately 6.4% of the voting equity interests in STR Holdings LLC;

  •
  other stockholders of Specialized Technology Resources, Inc., including some current and former employees and former directors, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $21.5 million, for approximately 12.0% of the voting equity interests in STR Holdings LLC;

  •
  Specialized Technology Resources, Inc., as borrower, and STR Holdings LLC, as a guarantor, entered into a first lien credit facility providing for a fully drawn $185.0 million term loan facility and an undrawn $20.0 million revolving credit facility and a second lien credit facility providing for a fully drawn $75.0 million term loan facility, in each case, with Credit Suisse, as administrative agent and collateral agent; and

  •
  with the cash contributed from DLJMB and certain of its co-investors and the borrowings under our first lien and second lien credit facilities, STR Holdings LLC (i) purchased the remaining shares of stock in Specialized Technology Resources, Inc., for $324.7 million, (ii) repaid $61.7 million of debt held by Specialized Technology Resources, Inc., (iii) settled Specialized Technology Resources, Inc. stock options for $1.5 million, (iv) paid financing costs of $7.9 million and transaction costs of $4.4 million; and (v) retained the remaining $5.5 million in proceeds for working capital purposes.

        We refer to the foregoing transactions collectively as the "DLJ Transactions."

        For purposes of our management discussion and analysis that follows, our consolidated results of operations for the period ended December 31, 2007 have been presented on a pro forma basis, as if the DLJ Transactions had taken place on January 1, 2007. Pro forma adjustments include amortization expense of acquired intangible assets, increased cost of goods sold expense due to the step up of our inventory to fair value, increased depreciation expense due to the step up to fair value of property, plant and equipment, increased interest expense associated with increased borrowings and the associated tax effect of those adjustments. The consolidated financial statements for all Successor Company periods beginning after June 15, 2007 reflect the fair value adjustments made to our assets and liabilities in recording the DLJ Transactions. As a result, the consolidated financial statements for all periods on or after June 15, 2007 are not directly comparable to those of any prior period.

        Prior to November 5, 2009, we conducted our business through STR Holdings LLC and its subsidiaries. STR Holdings (New) LLC ("NewCo"), a Delaware limited liability company, was formed on September 30, 2009 as an indirect subsidiary of STR Holdings LLC and held no material assets and did not engage in any operations.

        Pursuant to the corporate reorganization on November 5, 2009, STR Holdings LLC liquidated. A subsidiary of NewCo merged with and into STRI and, as a result, STRI became a wholly-owned subsidiary of NewCo. The unitholders of STR Holdings LLC became unitholders of NewCo. On November 6, 2009, NewCo converted from a limited liability company into a Delaware 'C' corporation, named STR Holdings, Inc., and the outstanding units of NewCo converted into a single class of common stock of STR Holdings, Inc. pursuant to the terms of the LLC agreement. For further information, see—"Item 1 Business—Corporate Reorganization and Initial Public Offering" included in this Annual Report.

        On November 12, 2009, we closed our IPO of 12,300,000 shares of common stock at an offering price of $10 per share, of which 3,300,000 shares were sold by us and 9,000,000 shares were sold by selling stockholders, resulting in net proceeds to us of approximately $25.0 million in net proceeds after deducting underwriting discounts, commissions and other offering costs of approximately $7.8 million. Effective with the conversion of NewCo into STR Holdings, Inc., our outstanding units were automatically converted into shares of common stock and restricted common stock. In connection with our IPO, we repaid $15.0 million of borrowings under our first lien credit facility, and also paid

$2.6 million to terminate an advisory services and monitoring agreement we entered into in connection with the DLJ Transactions.

        Under the STR Holdings LLC Agreement, STR Holdings LLC's Class A, B, C, D, E and F units were subject to a priority distribution of shares of common stock in the event of an IPO. In connection with the IPO, the priority distribution of shares was based on our equity value as represented by the IPO price. For the units issued in connection with the DLJ Transactions, the shares of common stock were distributed as follows: (i) first, the Class A unitholders received an aggregate amount of common stock equal in value to their aggregate capital contributions; and (ii) second, a pro rata distribution was made with respect to the Class A, B, C, D and F units until the Class A unitholders received an aggregate amount of common stock equal in value to 2.5 times their aggregate capital contributions; and (iii) finally, a pro rata distribution was made of the remaining shares to each Class A, B, C, D, E and F unitholder based upon the number of units held by each unitholder. Class C and D incentive units that were issued in 2008 did not convert nor did any of the Class E incentive units that were issued as a result of not meeting the required aggregate value distribution thresholds.

        The following table presents the number of shares of common stock and unvested restricted common stock issued for the respective units upon conversion. The number of shares of common stock and unvested restricted common stock issued was based upon the vesting provisions of the outstanding units and reflect the units vested and unvested at the date of conversion:

Class of Units	Shares of Common Stock	Shares of Unvested Restricted Common Stock	Total Shares of Common Stock
A units	35,352,504	397,491	35,749,995
B units	195,053	—	195,053
C units	542,685	553,588	1,096,273
D units	176,211	217,884	394,095
E units	—	—	—
F units	478,578	95,716	574,294

Total	36,745,031	1,264,679	38,009,710

        On December 7, 2009, we closed the partial exercise of the over-allotment option granted by the selling stockholders given in connection with the IPO which resulted in a total purchase of 1,695,000 shares at the IPO price of $10 per share. We did not receive any of the proceeds from the sale of the shares as a result of the exercise of the over-allotment option.

Our Business Segments

        We operate in two business segments: Solar and Quality Assurance.

        The following table sets forth our net sales for each segment and the percentage of total net sales by segment for the periods presented.

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	$	%	$	%	$	%
Net sales—Solar	$149,521	56%	$182,311	63%	$78,615	45%
Net sales—Quality Assurance	115,424	44%	106,267	37%	95,429	55%

Total net sales	$264,945	100%	$288,578	100%	$174,044	100%

Solar

        Our Solar segment manufactures encapsulants for sale to solar module manufacturers. Our Solar customer base is comprised of over 130 solar module manufacturers. Our Solar segment grew rapidly through 2008 and became our largest segment in terms of net sales beginning in the first quarter of 2008. In 2009, our Solar segment was impacted by decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in late 2008, the global recession and the worldwide credit crisis. Operations for our Solar segment are conducted in five locations in the United States, Spain and Malaysia. For the years ended December 31, 2009, 2008 and 2007, our Solar net sales were $149.5 million, $182.3 and $78.6 million, respectively.

        We expect the following factors to affect our Solar segment's results of operations in future periods:

  •
  Industry trends.  The future performance of our Solar segment depends on the solar power industry as a whole. The solar power industry is impacted by a variety of factors, including environmental concerns, energy costs, worldwide economic conditions, government subsidies and incentives, the availability of polysilicon and other factors. For example, we expect an increase in demand for solar energy in the United States as a result of the American Recovery and Reinvestment Act passed in February 2009, which provides financial incentives for the development of renewable energy, as well as other renewable energy legislative initiatives. China, France, Taiwan, Japan and other countries have also announced significant plans to increase their use of renewable energy, including solar. However, Germany and Italy are proposing additional reductions that we expect to take place in the second half of 2010, which may create additional demand during the first half of 2010 at the expense of the second half of 2010.

  •
  Customer demand.  The solar module industry is relatively concentrated. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers and will, in turn, be dependent on their growth. Sales to First Solar accounted for 27.1%, 19.1%, and 13.8% of our Solar net sales in the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had entered into contracts with five of our largest customers. As a result, we expect sales volume to these customers to increase; however, the increase in volume will be offset, in part, by volume pricing concessions. In addition, the top five customers in our Solar segment accounted for approximately 55.0%, 47.0% and 46.0% of our Solar net sales in the years ended December 31, 2009, 2008 and 2007, respectively. Because we are part of the overall supply chain to our customers, any cost pressures or supply chain disruptions experienced by them may affect our business and results of operations.

  •
  Pricing.  During 2009, overall solar industry capacity exceeded demand causing an over-supply of inventory in the solar module supply chain. Increased competition from low cost countries, particularly China, and continued vertical integration of many manufacturers in the solar supply chain contributed to the increase in capacity, while the after shocks from the change in feed-in tariff in Spain during 2008, the negative impact from the global recession that persisted during the first half of 2009 and the lack of project financing caused by the credit crisis reduced overall solar module demand. These events caused many module manufacturers to significantly reduce the average selling price of their modules.

    From an industry standpoint, the reduction in module selling prices has improved rates of return on solar investments and is a long-term industry trend that we believe will help to bring grid-parity closer to a reality. Since the sale of more modules drives our growth, we will continue to partner with our customers and provide competitively priced, high quality encapsulant to aid them in reducing the overall cost of solar power.

    For 2009, we experienced a price decline of 7% from the prior year. Encapsulant pricing has been more resilient than other areas of the solar supply chain. We attribute this to several factors. Namely, our product is differentiated in terms of quality. These differences, which include greater dimensional stability, faster curing times and superior long-term stability, can have a substantial impact on factory yields and lifetime module output. And with our encapsulant typically representing less than 5 percent of the cost of a module, our product continues to present a compelling internal rate of return. However, we do expect pricing pressure to continue throughout the industry and while we expect to be affected to a lesser degree than many other parts of the supply chain, we will not be immune. We are currently anticipating continued pricing pressure during 2010 that will negatively impact our net sales and net income.

  •
  Production capacity.  To meet anticipated future growth in demand in the solar module market and increase our market share, we plan to continue to increase capacity by adding new production lines at our existing facilities or opening new facilities. We added four 500 MW production lines in 2008 and two 500 MW and a 100 MW production line in 2009, bringing our total global capacity to 5,350 MW. At the end of 2008, we completed the construction of a new manufacturing facility in Malaysia, which has initially been designed for up to 2,000 MW of capacity and can be expanded to accommodate up to 3,000 MW of capacity. The Malaysian facility currently has two 500 MW operational production lines and we began shipping production quantities of encapsulants from that facility in the third quarter of 2009. An increase in capacity allows us to produce and sell more encapsulants and should permit us to decrease our manufacturing costs per unit by leveraging our global management, manufacturing and distribution base. As of December 31, 2009, our encapsulant manufacturing capacity was 5,350 MW. During the first quarter of 2010, our Malaysian facility received a 500 MW production line from Connecticut and a 500 MW production line from Spain to meet shifting worldwide module demand from Europe to Asia. We expect our global production capacity to increase to 6,350 MW throughout 2010.

Quality Assurance

        Our Quality Assurance segment offers services that help clients determine whether the products designed and manufactured by them or on their behalf meet applicable safety, regulatory, quality, performance and social standards. These services, which include testing, inspection, auditing and consulting, are provided to retailers and manufacturers worldwide. We have a broad client base, serving over 5,000 clients in 2009. For the years ended December 31, 2009, 2008 and 2007, our Quality Assurance net sales were $115.4 million, $106.3 million and $95.4 million, respectively.

        We expect our Quality Assurance segment to be impacted by the desire of product designers, retailers and manufacturers to meet applicable safety, regulatory, quality, performance and social standards and to ensure that product quality and standards are met as retailers, importers and manufacturers choose to outsource production to developing countries. To meet the demand for quality assurance services, we have developed an extensive network of 17 laboratories, 72 inspection and audit offices and 21 sales offices in 36 countries across North America, South America, Europe, Asia, Indian sub-continent and Africa. In addition, we have more than 40 internationally recognized accreditations and memberships.

        We expect the following factors to affect our Quality Assurance segment's results of operations in future periods:

  •
  Industry trends.  Manufacturers and consumer products companies are increasingly seeking to determine whether the products designed or manufactured by them or on their behalf meet applicable safety, regulatory, quality, performance and social standards. This growth is expected to result from a variety of factors, including shorter product life-cycles and mass customization, as well as increasing regulatory oversight and requirements. For example, in February 2009, certain provisions of the Consumer Product Safety Improvement Act of 2008 became effective with respect to certain children's products, requiring the consumer product industry to have independent testing performed prior to distribution of the products. Additional provisions of this legislation are expected to become effective during 2010. We also expect that growth will be impacted by worldwide economic conditions.

  •
  Geographic locations.  Consumer products manufacturing occurs on a global basis, and many manufacturers operate in multiple countries on multiple continents. In addition, many retailers, importers and manufacturers are outsourcing production to developing countries. Accordingly, retailers, importers and manufacturers are seeking quality assurance providers with testing capabilities for their specific products in the countries where their products are being manufactured.

  •
  Accreditations.  In order to provide quality assurance services for specific types of products or in specific geographic locations, quality assurance service providers are required to obtain and maintain accreditations and memberships in a variety of countries and geographic regions.

Components of Net Sales and Expenses

Net Sales—Solar

        Our Solar net sales are primarily derived from the sale of encapsulants to both crystalline and thin-film solar module manufacturers. We expect that our results of operations, for the foreseeable future, will depend primarily on the sale of encapsulants to a relatively small number of our existing customers. Sales to First Solar accounted for 27.1%, 19.1%, and 13.8% of our Solar net sales in the years ended December 31, 2009, 2008 and 2007, respectively. The top five customers in our Solar segment accounted for approximately 55.0%, 47.0% and 46.0% of our Solar net sales in the years ended December 31, 2009, 2008 and 2007, respectively.

        Sales to our Solar customers have been typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters but do not obligate the customer to purchase any minimum amounts. As our customers look to secure materials or access to our production capacity to support their module production, we have recently entered into, or are in negotiations to enter into, contracts that include periods of exclusivity and minimum purchase requirements. Although such contracts provide for the sale of encapsulants at lower prices than our shorter-term arrangements, they will provide greater predictability of demand. As of December 31, 2009, we had entered into contracts with five of our largest customers.

        Our Solar net sales are affected by our ability to meet customer demand, both in terms of encapsulant production and timing of delivery. We have five encapsulant manufacturing facilities, located in the United States, Spain and Malaysia. Our expansion strategy, guided by our customers' forecasts of their demand for our products and independent research on solar energy, is to meet our customers' anticipated growing demands and serve the markets in which they operate by adding production lines and facilities as our customers, and the market for our products generally grow. We expect a larger proportion of our Solar net sales to be in the Asia-Pacific region in 2010 and beyond.

        Demand for our encapsulants depends, in large part, on government incentives aimed to promote greater use of solar energy. The German government recently has announced legislation that we expect to reduce feed-in tariffs in the second half of 2010. We believe this announcement has resulted in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the expected enactment of the decreased feed-in tariff incentives. As such, we may see atypical Solar sales during 2010 compared to historical patterns.

        Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their history in the field, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. While our encapsulant pricing has not decreased as rapidly as other parts of the solar module supply chain, we expect our encapsulant pricing to be negatively impacted by increased competition. We currently anticipate continued price reductions during 2010.

Net Sales—Quality Assurance

        We generate net sales in our Quality Assurance segment primarily by providing inspection, testing and audit services to our clients. We enter into contracts on a fixed price, time and material, or a cost-plus fixed fee basis. We also provide services on a non-contract basis pursuant to a fixed price list.

        We have a broad client base, serving over 5,000 clients in 2009, with our top five clients accounting for approximately 22.1%, 18.0% and 18.2% of our Quality Assurance net sales in the years ended December 31, 2009, 2008 and 2007, respectively. Our Quality Assurance business operates a network of 17 laboratories, 72 inspection and audit offices and 21 sales offices in 36 countries across North America, South America, Europe, Asia and Africa. In addition, because our Quality Assurance business serves a diverse and global client base, we strive to operate where such clients operate and where the products they purchase are manufactured. We are required to work with a partner in certain countries either because of local laws and regulations or because such arrangements are customary to doing business in such countries. Also, we may enter into strategic alliances with other quality assurance providers in order to meet client demands in countries where it may not be practicable for us to operate on a stand-alone basis.

        Net sales in our Quality Assurance segment are typically lower in the first quarter of the year, in part due to the impact of holiday seasons on consumer products businesses. Pricing of our Quality Assurance services is based on pricing in the quality assurance industry, which is generally highly competitive.

Cost of Sales—Solar

        In our Solar segment, we manufacture all of the products that we sell. Our cost of sales in our Solar segment consists of our costs associated with raw materials and other components, direct labor, manufacturing overhead, salaries, other personnel-related expenses, write-off of excess or obsolete inventory, quality control, freight, insurance, disposition of defective product and depreciation and amortization of intangibles as a result of the DLJ Transactions. Resin constitutes the majority of our raw materials and components costs, and paper liner is the second largest cost. The price and availability of resin and paper liner are subject to market conditions affecting supply and demand. The price of resin has been volatile and generally increases as demand rises and as oil and gas prices rise. Paper prices have also been volatile. We have also experienced price increases in the equipment used in our production lines over the past three years.

        Overall, we expect our Solar cost of sales, as a percentage of Solar net sales, to increase over the next several years due to (i) reduced pricing in response to lower overall solar module industry pricing driven by increased competition faced by our customers and reduced average selling price related to volume discounts and (ii) increased commodity costs, partially offset by more efficient absorption of fixed costs driven by economies of scale, geographic diversification into lower-cost manufacturing regions, production efficiencies and continued cost reduction efforts.

Cost of Sales—Quality Assurance

        In our Quality Assurance segment, we conduct our testing primarily at our facilities and incur travel expense when performing inspections and audits. Our cost of sales in our Quality Assurance segment consists primarily of our costs associated with direct labor, operational overhead, laboratory supplies, salaries and other personnel-related expenses, travel expenses, insurance, depreciation and amortization of intangibles. Labor and benefits represented our largest cost of Quality Assurance sales in the years 2009, 2008 and 2007 at 29.2%, 30.8% and 41.1% of Quality Assurance net sales, respectively. Although we expect our Quality Assurance cost of sales to increase as we expand our operations, we believe our Quality Assurance cost of sales as a percentage of Quality Assurance net sales will be positively affected by the expansion of operations in sites with lower operating costs, such as China and the Indian sub-continent.

Gross Profit

        Gross profit is affected by numerous factors, including our average selling prices, fluctuations in foreign exchange rates, seasonality, our manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for new production facilities and the expansion of existing facilities to reach full production capacity. As a result, gross profit varies from quarter to quarter and year to year.

Selling, General and Administrative Expenses

        Our selling and marketing expenses consist primarily of salaries, travel, commissions and other personnel-related expenses for employees engaged in sales, marketing and support of our products and services, trade shows and promotions. General and administrative expenses consist of outside professional fees and expenses for our executive, finance, administrative, information technology and human resource functions.

        Our selling, general and administrative expenses have increased in absolute terms over the past three years primarily as a result of increased headcount resulting from the strengthening of our management and corporate infrastructure, particularly in our finance and information technology departments, and increasing marketing and legal costs.

        We expect our selling and marketing expenses to increase in absolute terms as we expand our direct sales force and increase our sales and marketing activities. However, we do not expect them to increase significantly as a percentage of total net sales. We expect our general and administrative expenses will increase in absolute terms and as a percentage of net sales in the shorter term as a result of the additional costs associated with operating as a public company.

Provision for Bad Debt Expense

        We reserve for estimated losses that may result from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and reserve for uncollectible accounts after reasonable collection efforts have been made and collection is deemed questionable.

Earnings on Equity-Method Investments

        We own 50% of the shares of CTC-Asia, Ltd., a joint venture with Le Centre Technique Cuir Chaussure Maroquinerie ("CTC"), which operates a laboratory in Hong Kong primarily involved in the testing of leather products. At December 31, 2009 and December 31, 2008, our investment in CTC-Asia, Ltd. was $0.9 million and $0.6 million, respectively, and classified as Other noncurrent assets in the consolidated balance sheets.

Transaction Costs

        During the period from January 1 to June 14, 2007, we incurred and expensed our transaction costs in connection with the DLJ Transactions, including merger and acquisition advisory fees, bonus payments and professional fees.

Interest Income

        Interest income is comprised of interest income earned on our cash and cash equivalents and short-term investments.

Interest Expense

        Interest expense consists primarily of interest on borrowings under our credit facilities entered into in connection with the DLJ Transactions.

        On October 5, 2009, we entered into an amendment to the first lien credit agreement and an amendment to the second lien credit agreement. The amendments for both credit agreements permitted us to enter into certain corporate reorganization transactions, including replacing STR Holdings LLC with STR Holdings (New) LLC as a guarantor under each credit agreement. The amendments and the repayment of $15.0 million of borrowings under our first lien credit facility with the proceeds from the IPO resulted in deferred financing costs of $1.1 million, which are being amortized to interest expense over the remaining term of the credit agreements.

Other Income (Expense) Items

        Other income (expense) includes foreign currency transaction gains and losses and unrealized gains and losses on our interest rate swap. We were required under the terms of both our first lien and second lien credit facilities to fix our interest costs on at least 50% of the principal amount of our funded indebtedness within three months of entering into the credit facility for a minimum of three years. To manage our interest rate exposure and fulfill the requirements under our credit facilities, effective September 13, 2007, we entered into a $200.0 million notional principal amount interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. The notional principal amount decreased to $130.0 million on October 1, 2008 and will remain at that amount until the agreement terminates on September 30, 2010. Under the interest rate swap agreement, we pay interest at 4.622% and receive the floating three-month LIBOR rate from Credit Suisse International on the notional principal amount. As of December 31, 2009, our interest rate swap had a fair value of a liability of $4.0 million. Unrealized gains and losses on this interest rate swap represent the change in the fair value of the interest rate swap based on the floating interest rate and an assessment of counterparty credit risk.

Income Taxes

        Income tax expense is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions.

Critical Accounting Policies

        Our discussion and analysis of our consolidated financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to bad debts, valuation of inventory, long-lived intangible and tangible assets, goodwill, product performance matters, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below.

Revenue Recognition and Accounts Receivable

        We recognize revenue when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.

        Our Solar business recognizes revenue from the manufacture and sale of its products either at the time of shipping or at the time the product is received at the customer's port or dock, depending upon terms of the contract.

        Our Quality Assurance business performs testing, quality assurance and compliance consulting on a fixed-price, time and material, or a cost plus fixed-fee basis. The majority of our Quality Assurance contracts provide one service deliverable to the client, and revenue is recognized upon completion of such service when a report is provided to the client.

        A limited number of Quality Assurance contracts include the performance of multiple service offerings in an integrated package and are more long term in nature. The amount of revenue recognized for these contracts amounted to approximately $3.7 million, $5.0 million and $4.5 million in the year ended December 31, 2009, the year ended December 31, 2008 and the year ended December 31, 2007, respectively. These contracts are accounted for under Accounting Standards Codification ("ASC") 605 Revenue Recognition. ASC 605 requires contract consideration in which multiple service offerings are provided under a single contract to be allocated to each specific service offering based on each portion of the contract's respective fair value in proportion to the contract's total fair value. We have determined that each deliverable under these contracts is a separate unit of accounting that possesses fair value that is represented by price lists and historical billing practices. We recognize revenue on each contract deliverable when the services have been completed and communicated to our client. Contractual termination provisions exist by which either party may cancel the contract with written notice. Upon notice, we are contractually entitled to receive compensation for all services performed up to and through the termination period.

        Billing for these contracts occurs on a pre-determined schedule or at the end of the contractual term. Unbilled receivables represent revenue that has been recognized but not billed, while billings in excess of earned revenues represent billings to clients in excess of revenues recognized on contracts.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and write off accounts receivable after reasonable collection efforts have been made and collection is deemed questionable or the debt uncollectible.

Inventory Valuation

        Our finished goods inventories are made-to-order and possess a shelf life of six to nine months from the date of manufacture. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation and amortization.

        We write inventory down to net realizable value when it is probable that our finished goods inventories carrying cost is not fully recoverable through sale or other disposition. Our write down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the finished goods inventories.

        Prior to 2009, obsolescence was not a significant factor in the valuation of inventory. Due to the recessionary economic environment during the early part of 2009, some customers canceled or delayed the delivery of orders after the product was manufactured but not yet shipped. As such, $1.0 million of inventory write downs were recorded during the first half of the year ended December 31, 2009.

Intangible Assets

        We account for business acquisitions using the purchase method of accounting and record definite-lived intangible assets separately from goodwill. Intangible assets are recorded at their estimated fair value based at the date of acquisition.

        Our intangible assets include our customer relationships, trademarks, proprietary technology and accreditations as a result of the DLJ Transactions.

        Our customer relationships consist of the value associated with existing contractual arrangements as well as expected value to be derived from future contract renewals of our Solar and Quality Assurance customers. We determined their value using the income approach. Their useful life was determined by consideration of a number of factors, including our longstanding customer base and historical attrition rates.

        Our trademarks represent the value of our STR® and Photocap® trademarks. We determined their value using the "relief-from-royalty" method. The useful life of trademarks was determined by consideration of a number of factors, including elapsed time and anticipated future cash flows.

        Our proprietary technology represents the value of our Solar manufacturing processes. We determined its value using the "relief-from-royalty" method. The useful life of proprietary technology was determined by consideration of a number of factors, including elapsed time, prior innovations and potential future technological changes.

        Our accreditations represent the value of our Quality Assurance business's technical skills and ability to provide worldwide product testing, inspection and audits under applicable standards. We determined their value using the cost approach. The useful life for accreditations was determined by consideration of a number of factors, including the duration such accreditations were expected to be in effect and anticipated future cash flows.

        Determining the fair value and useful lives of our intangible assets requires management's judgment and involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, asset lives and market royalty rates, among other items. While we believe our estimates are reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could affect our evaluations and result in a future impairment charge to the carrying amount of our intangible assets.

        In accordance with ASC 350—Intangibles—Goodwill and Other, we assess the impairment of our definite-lived intangible assets whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, we assess if the following factors are present, which would cause an impairment review: a significant or prolonged decrease in sales that are generated under our trademarks and accreditations; loss of a significant customer or reduction in our customers' demand for our products driven by competition they encounter, a significant adverse change in the extent to or manner in which we use our accreditations, trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors, such as the change in feed-in tariff policy implemented by the Spanish government in 2008 or any potential plans to divest or dispose of such intangible assets. We have assessed these factors during 2009 and concluded that no impairment indicators exist that would require an impairment valuation assessment. However, if we experience significant future reductions in our Solar net sales or a significant reduction of existing government incentives in the solar industry that are not offset by potential increases in solar programs in other countries, such as the United States and China, certain of our intangible assets may be subject to future potential impairment.

Long-Lived Assets

        In accordance with ASC 360—Property, Plant, and Equipment, we evaluate the carrying value of our long-lived assets, including property, plant and equipment, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is based on the difference between the carrying value and the asset's fair value. Fair value is estimated based upon discounted future cash flows or other reasonable estimates of fair market value.

Goodwill

        Goodwill represents the excess of the purchase price consideration over the estimated fair value for the individual assets acquired and liabilities assumed. As a result of the DLJ Transactions, we allocated the goodwill to each of our reportable segments, Solar and Quality Assurance, which are our reporting units, based on the acquired net assets and on management's expectations regarding the extent to which each segment would benefit from the synergies of the acquired business. Our two reportable segments were determined to be our reporting units because they are two distinct operating segments, each of which is managed by its own president. Additionally, our board of directors and chief executive officer review financial information and allocate resources at the level of our reporting segments. We do not amortize goodwill, but instead test goodwill for impairment in accordance with the two-step method described in ASC 350. We perform our annual impairment review of goodwill in the fourth quarter, and also perform a review if at any time facts and circumstances warrant. In assessing if there is impairment to goodwill, we first determine the fair value of our two reporting units. We substantially passed the first step of the two-step impairment testing method in the fourth quarter of 2009. At that time, step one of the impairment analysis described in ASC 350 resulted in approximately $107.6 million of excess fair value over the carrying value. The excess of fair value over carrying value was approximately $53.0 million, or 17%, and $54.6 million, or 34%, for our Solar and Quality Assurance segments, respectively. If the fair value of either of our two segments were to be less than its carrying value, we would allocate the current fair value of the segment to the assets and liabilities of the segment to estimate the segment's goodwill. If such implied goodwill was less than the carrying value of such goodwill, we would record an impairment charge for the amount of such difference.

        The estimate of fair value of each reporting unit was derived from the income approach that estimates the fair value of each of the reporting units using a discounted cash flow method. This method was considered the most appropriate technique to estimate the fair value of the reporting units in the absence of market-based comparable acquisition transaction activity caused by the global recession. The estimates of future cash flows used were consistent with the objective of measuring fair value and incorporate assumptions that marketplace participants would use in their estimates of fair value, such as growth rates, discount rates and capital structure. In order to derive the fair value of each of the reporting units using the discounted cash flow method, the discount rate for each reporting unit was calculated. A discount rate is generally used in asset valuation as the rate at which a series of future cash flows or earnings is reduced to present value. In the goodwill impairment calculation, we based our assumption of a discount rate on the use of a weighted average cost of capital method. In calculating the weighted average cost of capital for each reporting unit, we believe income risk is best determined by comparing it to the risk levels of guideline companies that operate in either of our business segments. Using these guideline companies, we calculated a weighted average cost of capital based on inputs that marketplace participants would use to discount their projected cash flow for each reporting unit.

Product Performance Accrual

        We typically do not provide contractual warranties on our products. However, on limited occasions, we incur costs to service our products in connection with specific product performance matters. Anticipated future costs for product performance matters are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. During the second half of 2008, we recorded an accrual of $5.6 million relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006 and are currently attempting to resolve this matter.

Income Taxes

        We operate in multiple taxing jurisdictions and are subject to the jurisdiction of a number of U.S. and non-U.S. tax authorities and to tax agreements and treaties among those authorities. Operations in these jurisdictions are taxed on various bases, including income before taxes as calculated in accordance with jurisdictional regulations.

        We account for income taxes using the asset and liability method in accordance with ASC 740—Income Taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. We estimate our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and will recognize the effect of a change in tax laws on deferred tax assets and liabilities in the results of our operations during the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.

        ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and how companies should recognize, measure, present and disclose uncertain tax positions that have been or are expected to be taken. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed its examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of our provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Stock-Based Compensation

        ASC 718—Compensation—Stock Compensation, addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award.

        The fair value of stock options issued in November 2009 upon the closing of our IPO was determined using the Black-Scholes option pricing model. Our assumptions about stock-price volatility have been based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected term of options granted to our employees. The expected term represents the estimated time until employee exercise considering vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be paid in the foreseeable future.

Year Ended December 31, 2009
Volatility	61.61%
Risk-free interest rates	1.96%
Expected term	2.7 to 4.9 Years
Dividend yield	0.00%
Weighted average grant-date fair value:	$4.59

        In 2007 and 2008, we had previously issued restricted incentive units for purposes of equity compensation to members of management, employees and directors. Some of these units were subsequently converted into shares of either common or restricted common stock based on the amounts vested at the time of our IPO.

        The fair value of each incentive unit granted during the year ended December 31, 2008 and the period from June 15 to December 31, 2007 was determined on the respective date of the grant using a Black-Scholes option-pricing model that used the assumptions noted in the following table, along with the associated weighted average fair values. The expected volatilities are based on a peer group of companies. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the incentive units. The expected term represented the estimated time until a liquidity event. The expected dividend yield was based on the assumption that no dividends were expected to be distributed in the near future.

	Year Ended December 31, 2008	Period from June 15 to December 31, 2007
Volatility	60.00%	52.72%
Risk-free interest rates	1.71%	4.98%
Expected term	2.2 Years	3.47 Years
Dividend yield	0.00%	0.00%
Weighted average grant-date fair value:
Service-based	$7.26	$2.85
Performance-based	$8.16	$3.22

Consolidated Results of Operations

        For purposes of the following discussion and analysis of our operating results, our consolidated net sales, costs and expenses for the year ended December 31, 2007 have been presented on a pro forma basis, as if the DLJ Transactions had taken place on January 1, 2007. Pro forma adjustments include amortization expense of acquired intangible assets, increased cost of goods sold expense due to the step up of our inventory to fair value, increased depreciation expense due to the step up to fair value of property, plant and equipment, increased interest expense associated with increased borrowings and the associated tax effect of those adjustments.

        We believe the presentation of our pro forma results of operations for the year ended December 31, 2007 provides important information on the full year effect of the DLJ Transactions for use in comparing our results of operations during these periods to our results in prior and future periods. The pro forma consolidated results of operations do not purport to represent our actual results of operations for the successor and predecessor periods in 2007 or what our actual consolidated results of operations would have been had the DLJ Transactions actually occurred on January 1, 2007, nor are they necessarily indicative of our future consolidated results of operations.

        The following table sets forth our consolidated results of operations for the predecessor period from January 1 to June 14, 2007, the successor period from June 15 to December 31, 2007 and the pro forma year ended December 31, 2007.

	Successor	Predecessor	Pro Forma
	Period from June 15 to December 31, 2007	Period from January 1 to June 14, 2007	Year Ended December 31, 2007
			(Unaudited)
		(dollars in thousands)
Statement of Operations Data:
Net sales—Solar	$52,967	$25,648	$78,615
Net sales—Quality Assurance	56,317	39,112	95,429

Total net sales	109,284	64,760	174,044

Cost of sales—Solar	30,068	11,875	46,194
Cost of sales—Quality Assurance	35,620	25,225	62,797

Total cost of sales	65,688	37,100	108,991

Gross profit	43,596	27,660	65,053
Selling, general and administrative expenses	18,484	12,063	30,157
Provision for bad debt expense	562	384	946
Earnings on equity-method investments	(84)	(46)	(130)
Transaction costs	—	7,737	7,737

Operating income	24,634	7,522	26,343
Interest income	203	143	346
Interest expense	(13,090)	(2,918)	(24,422)
Foreign currency transaction losses	(76)	(32)	(108)
Unrealized loss on interest rate swap	(2,988)	—	(2,988)

Income (loss) before income tax expense	8,683	4,715	(829)
Income tax expense	4,572	3,983	3,291

Net income (loss)	$4,111	$732	$(4,120)

        The following tables set forth our consolidated results of operations in dollars and as a percentage of total net sales, or in the case of segment cost of sales, the percentage of solar net sales and quality assurance net sales, as applicable, for the fiscal years ended December 31, 2009 and December 31, 2008, and the pro forma fiscal year ended December 31, 2007.

			Pro Forma
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
			(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales—Solar	$149,521	$182,311	$78,615
Net sales—Quality Assurance	115,424	106,267	95,429

Total net sales	264,945	288,578	174,044

Cost of sales—Solar	91,213	103,717	46,194
Cost of sales—Quality Assurance	75,759	70,930	62,797

Total cost of sales	166,972	174,647	108,991

Gross profit	97,973	113,931	65,053
Selling, general and administrative expenses	48,785	41,592	30,157
Provision for bad debt expense	1,403	1,950	946
Earnings on equity-method investments	(317)	(178)	(130)
Transaction costs	—	—	7,737

Operating income	48,102	70,567	26,343
Interest income	136	249	346
Interest expense	(17,068)	(20,809)	(24,422)
Foreign currency transaction loss	(134)	(1,007)	(108)
Unrealized gain (loss) on interest rate swap	1,995	(3,025)	(2,988)

Income (loss) before income tax expense	33,031	45,975	(829)
Income tax expense	10,042	17,870	3,291

Net income (loss)	$22,989	$28,105	$(4,120)

			Pro Forma
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
			(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales—Solar	56.4%	63.2%	45.2%
Net sales—Quality Assurance	43.6%	36.8%	54.8%
Total net sales	100.0%	100.0%	100.0%
Cost of sales—Solar	61.0%	56.9%	58.8%
Cost of sales—Quality Assurance	65.6%	66.8%	65.8%
Total cost of sales	63.0%	60.5%	62.6%
Gross profit	37.0%	39.5%	37.4%
Selling, general and administrative expenses	18.4%	14.4%	17.3%
Provision for bad debt expense	0.5%	0.7%	0.5%
Earnings on equity-method investments	0.1%	0.1%	0.1%
Transaction costs	0.0%	0.0%	4.4%
Operating income	18.2%	24.5%	15.1%
Interest income	0.1%	0.1%	0.2%
Interest expense	(6.4)%	(7.2)%	(14.0)%
Foreign currency transaction loss	(0.1)%	(0.3)%	(0.1)%
Unrealized gain (loss) on interest rate swap	0.8%	(1.0)%	(1.7)%
Income (loss) before income tax expense	12.5%	15.9%	(0.5)%
Income tax expense	3.8%	6.2%	1.9%
Net income (loss)	8.7%	9.7%	(2.4)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Net sales—Solar	$149,521	56.4%	$182,311	63.2%	$(32,790)	(18.0)%
Net sales—Quality Assurance	$115,424	43.6%	$106,267	36.8%	$9,157	8.6%

Total net sales	$264,945	100%	$288,578	100%	$(23,633)	(8.2)%

        Net sales decreased $23.6 million, or 8.2%, to $264.9 million for the year ended December 31, 2009 from $288.6 million in 2008 as a result of a decrease in our Solar sales, partially offset by increased sales in our Quality Assurance business.

Net Sales—Solar

        Net sales in our Solar segment decreased $32.8 million, or 18.0%, to $149.5 million for the year ended December 31, 2009 from $182.3 million in 2008. Volume decreased 10% as our European operations were negatively impacted by the change in Spanish feed-in tariff policy in late 2008. Also, the negative global economic and lending environment limited the amount of financing available to fund major projects, which further reduced the number of end market installations and solar module demand during much of 2009. Pricing decreased 7% due to overall industry competition and in conjunction with the signing of contracts with five of our customers. The weakening of the Euro against the U.S. dollar negatively impacted our 2009 net sales in Solar by 1%.

        Although 2009 net sales in our Solar segment have decreased compared to 2008 net sales on a year over year basis, fourth quarter 2009 net sales increased by $15.0 million or 42% on a sequential basis from third quarter 2009 net sales of $35.3 million. The majority of such increase was volume driven by improved user demand for solar modules primarily due to increased sales in Germany and Italy. The increased demand in these countries was due to proposed changes in feed-in tariffs anticipated for the second half of 2010. End users have increased their purchase of solar panels prior to the anticipated reductions of feed-in tariffs that reduce the return on their investment. This has led to an increase in solar module sales and increased demand for our encapsulants. As such, we may see increased Solar sales during the first half of 2010 that may not occur during the second half of 2010.

        Our European net sales decreased in 2009 by $32.1 million, or 36%, from the corresponding 2008 period and amounted to $57.1 million in 2009. Sales in Europe were negatively impacted by foreign currency translation fluctuations, as the Euro weakened versus the U.S. dollar by approximately 5% in 2009 compared to its value in 2008. Our European Solar business was also negatively impacted by industry-wide decreased demand in Germany and Spain in the first six months of 2009. During the latter part of 2008, the Spanish government changed its feed-in tariff policy, capping its subsidized PV installations at 500 MW for 2009. Also, our European customers have lost market share to low-cost module manufacturers, primarily from China, that continue to penetrate the European solar market. These events caused our European net sales in 2009 to be negatively impacted by a 30% reduction in volume, reduced pricing of 4% and a 2% unfavorable foreign currency impact.

        Our U.S. Solar business generated net sales of $85.8 million, representing a decrease of $7.4 million, or 8%, during 2009 compared to 2008. Of this decrease, $6.6 million of these sales were generated by our Malaysian plant which became operational in the third quarter of 2009. Overall, U.S. Solar sales volumes increased 1% after the impact of transferring customer orders to our Malaysian plant and were offset by a negative price impact of 9%. We entered into contracts with five of our largest customers and sales were negatively impacted by lower unit pricing in these contracts.

Net Sales—Quality Assurance

        Net sales in our Quality Assurance segment increased $9.2 million, or 8.6%, to $115.4 million for the year ended December 31, 2009 from $106.3 million in 2008, primarily as a result of increased volume in the United States and Asia, partially offset by a decline in Europe. U.S. Quality Assurance sales growth was driven by our social responsibility auditing business as well as increased testing of private label products, as retailers are ensuring their products possess the same or higher level of quality as premium brands. In addition, toy-related testing increased as new U.S. safety regulations became effective in February 2009. Net sales in Asia also increased due to a higher level of testing performed for toy manufacturers that distribute their products in the United States to comply with the new U.S. safety regulations.

Cost of Sales

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Cost of sales—Solar	$91,213	34.4%	$103,717	35.9%	$(12,504)	(12.1)%
Cost of sales—Quality Assurance	$75,759	28.6%	$70,930	24.6%	$4,829	6.8%

Total cost of sales	$166,972	63.0%	$174,647	60.5%	$(7,675)	(4.4)%

        Cost of sales decreased $7.6 million, or 4.4%, to $167.0 million for the year ended December 31, 2009 from $174.6 million in 2008 mainly as a result of the decrease in our Solar net sales as noted above, partially offset by increased net sales in our Quality Assurance business. Our Solar segment accounted for 54.6% of our total cost of sales for the year ended December 31, 2009 compared to 59.4% for our total cost of sales for the year ended December 31, 2008.

Cost of Sales—Solar

        Cost of sales in our Solar segment decreased $12.5 million, or 12.1%, to $91.2 million for the year ended December 31, 2009 from $103.7 million in 2008. The decrease in our Solar segment's cost of sales was mainly due to reduced European sales volume, lower raw material costs and improved product performance matter expense of $5.0 million. These drivers were partially offset by $1.2 million of increased depreciation expense, $0.9 million of incremental operating costs associated with our recently opened Malaysian facility which did not occur in 2008, $1.0 million of inventory write-offs that occurred in the second quarter of 2009 and $2.3 million of increased labor and benefit costs to support our manufacturing infrastructure.

        Non-cash intangible asset amortization expense of $8.4 million was included in cost of sales for the years ended December 31, 2009 and 2008, respectively.

Cost of Sales—Quality Assurance

        Cost of sales in our Quality Assurance segment increased $4.8 million, or 6.8%, to $75.8 million for the year ended December 31, 2009 from $70.9 million in 2008. The increase in our Quality Assurance's cost of sales was due to $0.9 million for increased depreciation expense, $0.4 million for increased rent expense, $0.3 million for laboratory supplies and $2.9 million for increased direct costs and labor expense mainly due to increased sales volume growth.

        Non-cash intangible asset amortization expense of $3.1 million was included in cost of sales for the years ended December 31, 2009 and 2008, respectively.

Gross Profit

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Gross profit	$97,973	37.0%	$113,931	39.5%	$(15,958)	(14.0)%

        Gross profit decreased $15.9 million, or 14.0%, to $98.0 million for the year ended December 31, 2009 from $113.9 million for the year ended December 31, 2008 primarily due to the sales decline in our Solar segment. As a percentage of sales, gross profit decreased 250 basis points from 39.5% for the year ended December 31, 2008 to 37.0% for the year ended December 31, 2009.

        For the year ended December 31, 2009, gross profit decreased as a percentage of sales primarily due to lower pricing and a reduction in operating leverage of fixed costs associated with our Solar sales volume decline. Also, we generated a lower mix of net sales in our higher margin Solar business, which accounted for 56.4% and 63.2% of our consolidated net sales for the years ended December 31, 2009 and 2008, respectively. We also incurred $1.0 million of inventory write-offs in our Solar segment during the second quarter of 2009. These negative impacts to the 2009 gross margin percentage more than offset $5.0 million of lower product performance matter expense and a 110 basis point gross margin expansion for the year ended December 31, 2009 in our Quality Assurance business resulting from improved labor cost efficiency based on better operating leverage associated with the sales growth and efforts to streamline our Quality Assurance testing processes and improve turn-around time.

        Non-cash intangible asset amortization expense of $11.5 million reduced gross profit for the years ended December 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses ("SG&A")

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
SG&A	$48,785	18.4%	$41,592	14.4%	$7,193	17.3%

        SG&A increased 17.3% for the year ended December 31, 2009 compared to the corresponding period in the prior year. Non-cash stock-based compensation expense increased by approximately $5.1 million, mainly due to the issuance of stock options in connection with our IPO. At the IPO date, we issued stock options for incentive units that only partially converted or did not convert to common shares. The options have accelerated vesting clauses as of January 31, 2010. The first quarter of 2010 will also be negatively impacted by $3.3 million associated with this issuance, with total stock based compensation for the first quarter of 2010 amounting to $3.8 million. We project that, based on current stock options issued and outstanding, our stock-based compensation expense will be approximately $1.3 million per quarter beginning in the second quarter of 2010 for the remainder of 2010.

        Due to the IPO, $2.6 million was paid in conjunction with the termination of pre-IPO monitoring agreements. Salaries and benefits increased $2.9 million in 2009 due to increased headcount in our sales, information technology and finance functions necessary to support our anticipated growth and becoming a public company. The increase was partially offset by lower professional fees of $4.0 million compared to the same period in 2008 due to the non-recurrence of legal fees associated with protecting our proprietary technology and re-audits of our financial statements incurred in preparation for the filing of our initial Form S-1 with the SEC made during 2008.

Provision for Bad Debt Expense ("Bad debt")

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Bad debt	$1,403	0.5%	$1,950	0.7%	$(547)	(28.1)%

        Bad debt decreased $0.5 million, or 28.1%, to $1.4 million for the year ended December 31, 2009 from $2.0 million for 2008. This reduction is primarily the result of the avoidance of a $1.0 million increase in 2008 that did not occur again in 2009.

Interest Expense

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Interest expense	$(17,068)	(6.4)%	$(20,809)	(7.2)%	$(3,741)	(18.0)%

        Interest expense decreased $3.7 million, or 18.0%, to $17.1 million for the year ended December 31, 2009 from $20.8 million for the year ended December 31, 2008. This reduction was primarily the result of decreases in applicable interest rates on our variable rate debt.

Other Income (Expense) Items

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Other income (expense)	$1,997	0.8%	$(3,783)	(1.3)%	$5,780	152.8%

        During the year ended December 31, 2009, we incurred a $2.0 million unrealized gain on our interest rate swap entered into during 2007 as a requirement under our credit facilities compared to a $3.0 million loss in the corresponding 2008 period. Foreign currency transaction losses decreased $0.9 million during the year ended December 31, 2009 to a loss of $0.1 million from a loss of $1.0 million during the year ended December 31, 2008.

Income Taxes

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Income taxes	$10,042	3.8%	$17,870	6.2%	$(7,828)	(43.8)%

        Income tax expense decreased $7.8 million to $10.0 million for the year ended December 31, 2009 from $17.9 million in 2008. Our effective tax rate for the year ended December 31, 2009 was 30.4% compared to the federal statutory rate of 35% and our effective tax rate for the year ended December 31, 2008 of 38.9%. The lower 2009 effective tax rate benefited from income tax refunds received on prior year amended returns of approximately $1.0 million and reductions to deferred tax liabilities. We estimate that our normalized effective rate for 2010 will approximate 36%. However, not included in our estimated effective rate is an $0.8 million Advanced Energy Project tax credit that we received in January of 2010 under the American Recovery and Reinvestment Act of 2009. This item will be accounted for as a discrete item during the first quarter of 2010 and will provide a one time benefit to our projected effective tax rate. On a longer term basis, we should see improvement in our effective tax rate of 36% as we begin to benefit from our 10 year tax holiday in Malaysia that commences in the second quarter of 2010.

Net Income

	Years Ended December 31,
	2009		2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Net income	$22,989	8.7%	$28,105	9.7%	$(5,116)	(18.2)%

        Net income decreased $5.1 million to $23.0 million for the year ended December 31, 2009 from net income of $28.1 million in 2008 primarily due to the reduction in net sales, increased inventory write-offs and depreciation expense and overall increase in SG&A expense. These items were partially offset by decreased interest expense on our variable rate debt, gain on our interest rate swap, lower product performance matter expense and our lower 2009 effective tax rate.

Segment Results of Operations

        We report our business in two segments: Solar and Quality Assurance. The accounting policies of the segments are the same as those described in the footnotes to the accompanying Consolidated Financial Statements included in Item 8 of this Annual Report. We measure segment performance based on total revenues and Adjusted EBITDA. See Note 17-Reportable Segments and Geographical Information located in the Notes to the Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Revenues for each of our segments are described in further detail above. Corporate overhead, that is not allocated to our segments, and therefore is not incorporated in the presentation below, includes expenses associated with corporate headquarters, the executive management team and certain centralized functions that benefit us but are not attributable to the segments such as finance and certain legal costs. The discussion that follows is a summary analysis of total revenues and the primary changes in Adjusted EBITDA by segment.

Solar

	Years Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	%
Net Sales	$149,521	$182,311	$(32,790)	(18.0)%

Adjusted EBITDA	$67,253	$83,042	$(15,789)	(19.0)%

Adjusted EBITDA as % of Segment Net Sales	45.0%	45.6%

        Adjusted EBITDA as percentage of net sales for this business segment decreased for the year ended December 31, 2009 compared to 2008 due to lower gross margins driven by the reduction in net sales, lower absorption of fixed costs and $1.0 million of inventory write-offs that more than offset $5.0 of lower product performance matter expense. Partially offsetting the negative impact of lower gross margins was a reduction to SG&A expenses of $0.6 million based on $3.1 million of lower professional fees related to legal costs, partially offset by increased staffing and infrastructure expense.

Quality Assurance

	Years Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	%
Net Sales	$115,424	$106,267	$9,157	8.6%

Adjusted EBITDA	$22,857	$17,586	$5,271	30.0%

Adjusted EBITDA as % of Segment Net Sales	19.8%	16.6%

        Adjusted EBITDA as a percentage of net sales for this business segment increased for the year ended December 31, 2009 compared to 2008 due to higher gross margins driven by the increase in sales volume. SG&A expenses increased by $3.0 million primarily driven by $0.5 million of professional fees and $2.2 million of labor and benefits expense primarily due to increased sales and information technology staff.

Year Ended December 31, 2008 Compared to Pro Forma Year Ended December 31, 2007

Net Sales

        Net sales increased $114.5 million, or 65.8%, to $288.6 million for the year ended December 31, 2008 from $174.0 million for the pro forma year ended December 31, 2007. This increase was primarily the result of higher sales volumes to our existing Solar customers. Our Solar segment accounted for 63.2% of our total net sales for the year ended December 31, 2008 compared to 45.2% for the pro forma year ended December 31, 2007.

        Net sales in our Solar segment increased $103.7 million, or 131.9%, to $182.3 million for the year ended December 31, 2008 from $78.6 million for the pro forma year ended December 31, 2007. This increase was primarily the result of strong demand for our encapsulants from existing customers that we were able to meet with capacity from new manufacturing lines.

        Net sales in our Quality Assurance segment increased $10.8 million, or 11.4%, to $106.3 million for the year ended December 31, 2008 from $95.4 million for the pro forma year ended December 31, 2007. This increase was primarily the result of increased demand from our existing Quality Assurance clients, particularly in the United States and Asia.

Cost of Sales

        Cost of sales increased $65.7 million, or 60.2%, to $174.6 million for the year ended December 31, 2008 from $109.0 million for the pro forma year ended December 31, 2007. This increase was primarily the result of increased sales volume in our Solar segment.

        Cost of sales in our Solar segment increased $57.5 million, or 124.5%, to $103.7 million for the year ended December 31, 2008 from $46.2 million for the pro forma year ended December 31, 2007. This increase was primarily the result of higher labor and raw material costs of $42.2 million to support our higher net sales, higher indirect labor and benefits costs of $6.3 million and $5.6 million of product performance support costs.

        Cost of sales in our Quality Assurance segment increased $8.1 million, or 13.0%, to $70.9 million for the year ended December 31, 2008 from $62.8 million for the pro forma year ended December 31, 2007. This increase was primarily the result of increased labor and travel expenses of $2.7 million to support our higher net sales volume, and higher indirect labor and benefits costs of $3.7 million.

Gross Profit

        Gross profit increased $48.9 million, or 75.1%, to $113.9 million for the year ended December 31, 2008 from $65.1 million for the pro forma year ended December 31, 2007. This increase was primarily the result of increased Solar sales. As a percentage of sales, gross profit increased 210 basis points to 39.5% for the year ended December 31, 2008 from 37.4% for the pro forma year ended December 31, 2007. Such increase was due to higher growth in our higher margin Solar segment and manufacturing economies of scale associated with capacity expansion, partially offset by higher raw material and product performance support costs in our Solar segment.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $11.4 million, or 37.9%, to $41.6 million for the year ended December 31, 2008 from $30.2 million for the pro forma year ended December 31, 2007. This increase was primarily the result of increased professional fees of $11.6 million, resulting primarily from the re-audit of our prior year financial statements in preparation for our initial public offering. As a percentage of net sales, selling, general and administrative expenses decreased 290 basis points from 17.3% for the pro forma year ended December 31, 2007 to 14.4% for the year ended December 31, 2008 due to operating leverage associated with the increase in sales.

Provision for Bad Debt Expenses

        Bad debt increased $1.0 or 100% to $2.0 million for the year ended December 31, 2008 from $1.0 million for the pro forma year ended December 31, 2007. The increase was directly related to one European solar customer that is no longer a customer.

Transaction Costs

        No transaction costs in connection with the DLJ Transactions were incurred for the year ended December 31, 2008. During the period from January 1 to June 14, 2007, we incurred and expensed our transaction costs in connection with the DLJ Transactions. Total transaction costs incurred during that period were $7.7 million, consisting primarily of $4.2 million in merger and acquisition advisory fees, $2.5 million in bonus payments and $0.8 million in professional fees.

Interest Income

        Interest income decreased $0.1 million, or 28.0%, to $0.2 million for the year ended December 31, 2008 from $0.3 million for the pro forma year ended December 31, 2007. This decrease was primarily the result of lower prevailing interest rates applicable to our cash deposits.

Interest Expense

        Interest expense decreased $3.6 million, or 14.8%, to $20.8 million for the year ended December 31, 2008 from $24.4 million for the pro forma year ended December 31, 2007. This decrease was primarily the result of decreases in applicable interest rates on our debt.

Other Income (Expense) Items

        During the year ended December 31, 2008, we incurred a $3.0 million unrealized loss on our interest rate swap entered into as a requirement under our credit facilities. Foreign currency transaction losses increased $0.9 million during the year ended December 31, 2008 to a loss of $1.0 million from a loss of $0.1 million during the pro forma year ended December 31, 2007.

Income Taxes

        Income tax expense increased $14.6 million to $17.9 million for the year ended December 31, 2008 from $3.3 million for the pro forma year ended December 31, 2007. Our effective tax rate for the year ended December 31, 2008 was 38.9% compared to the statutory rate of 35.0%, primarily due to higher state income tax expense associated with our Solar business's increased profitability and repatriation of foreign earnings.

Net Income

        Net income increased $32.2 million to $28.1 million for the year ended December 31, 2008 from a net loss of $4.1 million for the pro forma year ended December 31, 2007. This increase was primarily the result of higher sales volume to our existing Solar customers and increased demand from our existing Quality Assurance clients, particularly in the United States and Asia, partially offset by higher raw material, labor, travel and product performance support costs, professional fees and taxes.

2007 Consolidated Results of Operations—Actual

        Set forth below is a discussion of our results of operations for both the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007. As a result of the DLJ Transactions, our consolidated financial statements for 2007 are not comparable to prior or subsequent periods, primarily as a result of significantly increased interest, depreciation and amortization expenses.

Net Sales

        Net sales were $64.8 million for the period from January 1 to June 14, 2007 and $109.3 million for the period from June 15 to December 31, 2007. The increase in net sales during the period from June 15 to December 31, 2007 reflected higher sales volume primarily due to sales to our existing Solar customers.

Cost of Sales

        Cost of sales was $37.1 million for the period from January 1 to June 14, 2007 and $65.7 million for the period from June 15 to December 31, 2007. Cost of sales for the period from June 15 to December 31, 2007 included $1.1 million additional depreciation expense as a result of the step up of fair value of property, plant and equipment, $0.9 million related to the write-up to fair value of acquired inventory being sold and expensed to cost of goods sold, and $4.7 million amortization expense associated with acquired assets.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $12.1 million for the period from January 1 to June 14, 2007 and $18.5 million for the period from June 15 to December 31, 2007. The increase in selling, general and administrative expenses for the period from June 15 to December 31, 2007 reflect higher labor and benefit expenses and professional fees offset by lower management advisory fee expense paid to DLJMB as compared to our previous owners.

Provision for Bad Debt Expenses

        Bad debt expenses were $0.4 million for the period from January 1 to June 14, 2007 and $0.6 million for the period from June 15 to December 31, 2007.

Transaction Costs

        Transaction costs were $7.7 million for the period from January 1 to June 14, 2007 related to the DLJ Transactions. We did not incur transaction costs in connection with the DLJ Transactions during the period from June 15 to December 31, 2007.

Interest Income

        Interest income was $0.1 million for the period from January 1 to June 14, 2007 and $0.2 for the period from June 15 to December 31, 2007.

Interest Expense

        Interest expense was $2.9 million for the period from January 1 to June 14, 2007 and $13.1 for the period from June 15 to December 31, 2007. The higher interest expense during the period from June 15 to December 31, 2007 resulted from higher borrowings and deferred financing costs associated with the DLJ Transactions.

Other Income (Expense) Items

        We incurred a foreign currency transaction loss of approximately $32,000 during the period from January 1 to June 14, 2007. During the period from June 15 to December 31, 2007, we incurred $3.0 million of unrealized loss on our interest rate swap entered into as a requirement under our credit facilities and a foreign currency transaction loss of $0.1 million.

Income Taxes

        Income taxes were $4.0 million, an effective tax rate of 84.5%, for the period from January 1 to June 14, 2007 and $4.6 million, an effective tax rate of 52.7%, for the period from June 15 to December 31, 2007. The increase in effective tax rate for the period from January 1 to June 14, 2007 reflected the non-deductibility of certain transaction costs.

Net Income

        Net income was $0.7 million for the period from January 1 to June 14, 2007 and $4.1 million for the period from June 15 to December 31, 2007.

Quarterly Consolidated Results of Operations

        The following tables set forth our consolidated results of operations, other data and Adjusted EBITDA on a quarterly basis for the year ended December 31, 2009 and the year ended December 31, 2008.

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales—Solar	$34,187	$29,643	$35,362	$50,329
Net sales—Quality Assurance	23,928	29,920	31,956	29,620

Total net sales	58,115	59,563	67,318	79,949

Cost of sales—Solar	20,794	20,273	21,837	28,309
Cost of sales—Quality Assurance	17,199	18,905	20,155	19,500

Total cost of sales	37,993	39,178	41,992	47,809

Gross profit	20,122	20,385	25,326	32,140
Selling, general and administrative expenses	10,888	9,533	9,566	18,798
Provision for bad debt expense	400	952	20	31
Earnings on equity-method investments	(36)	(123)	(68)	(90)

Operating income	8,870	10,023	15,808	13,401
Interest income	14	56	46	20
Interest expense	(4,059)	(4,209)	(4,195)	(4,605)
Foreign currency transaction gain (loss)	(360)	(83)	(133)	442
Unrealized gain on interest rate swap	569	18	316	1,092

Income before income tax expense	5,034	5,805	11,842	10,350
Income tax expense	1,921	2,675	3,955	1,491

Net income	$3,113	$3,130	$7,887	$8,859

Other Data:
Amortization of intangibles—Solar	$2,108	$2,108	$2,108	$2,108
Amortization of intangibles—Quality Assurance	768	768	767	768

Total amortization of intangibles	$2,876	$2,876	$2,875	$2,876

Stock based compensation—Solar	$92	$82	$75	$1,427
Stock based compensation—Quality Assurance	96	56	51	809
Stock based compensation—Corporate	216	451	733	3,220

Total stock based compensation	$404	$589	$859	$5,456

Adjusted EBITDA:(1)
Adjusted EBITDA—Solar	$15,138	$11,621	$16,485	$24,009
Adjusted EBITDA—Quality Assurance	2,826	7,045	7,137	5,849
Adjusted EBITDA—Corporate	(3,309)	(2,215)	(1,069)	(1,886)

Total Adjusted EBITDA	14,655	16,451	22,553	27,972
Depreciation and amortization	(5,626)	(5,886)	(5,938)	(5,931)
Interest income	14	56	46	20
Interest expense	(4,059)	(4,209)	(4,195)	(4,605)
Income tax expense	(1,921)	(2,675)	(3,955)	(1,491)
Management advisory fees	(150)	(150)	(149)	(2,775)
Unrealized gain on interest rate swap	569	18	316	1,092
Stock-based compensation	(404)	(589)	(859)	(5,456)
Loss on disposal of property, plant and equipment	(1)	(9)	—	(57)
Earnings on equity-method investments	36	123	68	90

Net income	$3,113	$3,130	$7,887	$8,859

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales—Solar	$39,291	$46,582	$48,134	$48,304
Net sales—Quality Assurance	21,986	28,873	28,333	27,075

Total net sales	61,277	75,455	76,467	75,379

Cost of sales—Solar	19,947	23,136	26,324	34,310
Cost of sales—Quality Assurance	16,861	18,177	18,273	17,619

Total cost of sales	36,808	41,313	44,597	51,929

Gross profit	24,469	34,142	31,870	23,450
Selling, general and administrative expenses	9,096	12,547	11,845	8,104
Provision for bad debt expense	208	389	129	1,224
Earnings on equity-method investments	—	—	(74)	(104)
Transaction costs	—	—	—	—

Operating income	15,165	21,206	19,970	14,226
Interest income	61	40	44	104
Interest expense	(5,111)	(5,542)	(5,366)	(4,790)
Foreign currency transaction gain (loss)	335	(107)	(696)	(539)
Unrealized (loss) gain on interest rate swap	(4,377)	4,090	172	(2,910)

Income before income tax expense	6,073	19,687	14,124	6,091
Income tax expense	2,279	7,508	5,219	2,864

Net income	$3,794	$12,179	$8,905	$3,227

Other Data:
Amortization of intangibles—Solar	$2,108	$2,108	$2,108	$2,108
Amortization of intangibles—Quality Assurance	768	768	767	768

Total amortization of intangibles	$2,876	$2,876	$2,875	$2,876

Stock based compensation—Solar	$109	$109	$94	$92
Stock based compensation—Quality Assurance	115	114	99	97
Stock based compensation—Corporate	243	243	220	217

Total stock based compensation	$467	$466	$413	$406

Adjusted EBITDA:(1)
Adjusted EBITDA—Solar	$21,110	$24,580	$21,924	$15,428
Adjusted EBITDA—Quality Assurance	1,014	5,608	5,550	5,414
Adjusted EBITDA—Corporate	(240)	(2,336)	(353)	(362)

Total Adjusted EBITDA	21,884	27,852	27,121	20,480
Depreciation and amortization	(4,894)	(4,959)	(5,078)	(6,317)
Interest income	61	40	44	104
Interest expense	(5,111)	(5,542)	(5,366)	(4,790)
Income tax expense	(2,279)	(7,508)	(5,219)	(2,864)
Management advisory fees	(163)	(162)	(162)	(151)
Unrealized (loss) gain on interest rate swap	(4,377)	4,090	172	(2,910)
Stock-based compensation	(467)	(466)	(413)	(406)
Gain on disposal of property, plant and equipment	—	—	—	3
Earnings on equity-method investments	—	—	74	104
Non-recurring items	(860)	(1,166)	(2,268)	(26)

Net income	$3,794	$12,179	$8,905	$3,227

(1)
We define Adjusted EBITDA as net income before interest income and expense, income tax expense, depreciation, amortization, stock-based compensation expense, transaction fees, equity earnings on investments and certain non-recurring income and expenses from the results of operations.

  We present Adjusted EBITDA because it is the main metric used by our management and our board of directors to plan and measure our operating performance. Our management believes that Adjusted EBITDA is useful to investors because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. The DLJ Transactions had a significant impact on our capital structure and resulted in accounting charges that make period to period comparisons of our core operations difficult and resulted in expenses that may not be indicative of our future operating performance. For example, as a result of the DLJ Transactions, we incurred significant non-cash amortization charges and increased interest expense. Adjusted EBITDA removes the impact of changes to our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization resulting from the DLJ Transactions). By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. In addition, measures similar to Adjusted EBITDA are the main metrics utilized to measure performance based bonuses paid to our executive officers and certain managers and are used to determine compliance with financial covenants under our credit facilities.

  Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with generally accepted accounting principles, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense, which has been a necessary element of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation and also uses other measures, such as net income, net sales, gross margin and operating income, to measure operating performance.

Financial Condition, Liquidity and Capital Resources

        We have financed our operations primarily through cash provided by operations. From 2003 through 2009, net cash provided by operating activities has been sufficient to fund our working capital needs and capital expenditures. As of December 31, 2009, our principal sources of liquidity consisted of $70.2 million of cash and short-term investments and $20.0 million of availability under the $20.0 million revolving portion of our first lien credit facilities. Our total indebtedness was $240.5 million as of December 31, 2009.

        Our principal needs for liquidity have been, and for the foreseeable future will continue to be, for capital expenditures, debt service and working capital. The main portion of our capital expenditures has been and is expected to continue to be for expansion. Working capital requirements have increased as a result of our overall growth in prior years and the need to fund higher accounts receivable and inventory. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the revolving portion of our credit facilities will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our credit facilities, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.

        Although we have no plans to do so, if we decide to pursue one or more strategic acquisitions, we may incur additional debt, if permitted under our existing credit facilities, or sell additional equity to finance the purchase of those businesses.

Cash Flows

Cash Flow from Operating Activities

        Net cash provided by operating activities was $47.9 million for the year ended December 31, 2009. Cash provided by operating activities was attributable to $23.0 million in net income and non-cash expenses, including $23.4 million of depreciation and amortization, and $7.3 million of stock-based compensation.

        Net cash provided by operating activities was $47.7 million for the year ended December 31, 2008. Cash provided by operating activities was attributable to $28.1 million in net income and non-cash expenses, including $21.2 million of depreciation and amortization, $1.8 million of stock-based compensation and the $3.0 million unrealized loss on our interest rate swap transaction.

        Net cash provided by operating activities was $12.1 million for the period from June 15 to December 31, 2007. This was primarily attributable to net income of $4.1 million and non-cash expenses, including depreciation and amortization, stock-based compensation and the unrealized loss on our interest rate swap transaction. Net cash provided by operating activities was $5.5 million for the period from January 1 to June 14, 2007. This was primarily attributable to net income of $0.7 million and non-cash expenses, including depreciation and amortization and stock-based compensation, as well as an increase in net operating assets of $2.0 million.

Cash Flow from Investing Activities

        Net cash used for investing activities was $18.8 million for the year ended December 31, 2009. We reduced our capital expenditure activity from the prior year due to the current negative economic conditions and having sufficient capacity for expected business levels. We also have a certificate of deposit in the amount of $1.0 million with a greater than 90 day maturity.

        Net cash used for investing activities for the year ended December 31, 2008 was $35.3 million for capital expenditures.

        Net cash used for investing activities was $327.0 million for the period from June 15 to December 31, 2007 for amounts paid in connection with the DLJ Transactions as well as capital expenditures. Net cash used for investing activities was $3.5 million for the period from January 1 to June 14, 2007 for capital expenditures.

Cash Flow from Financing Activities

        Net cash provided by financing activities was $11.4 million for the year ended December 31, 2009 resulting from IPO net proceeds of $30.9 million offset by increased debt repayments of $15.0 million during 2009 as a result of our debt agreement mandatory pre-payment on the IPO date. Also, cash payments of $1.1 million and $1.3 million were incurred in connection with our IPO and amendment of our debt agreements, respectively.

        Net cash used in financing activities was $5.3 million for the year ended December 31, 2008 primarily for payment of equity issuance costs of $3.3 million and $2.0 million for debt repayments.

        Net cash provided by financing activities was $335.3 million for the period from June 15 to December 31, 2007 due to the receipt of proceeds from the issuance of equity and the incurrence of debt in connection with the DLJ Transactions. Net cash used in financing activities was $6.1 million for the period from January 1 to June 14, 2007 for the repayment of indebtedness.

Capital Expenditures

        We had capital expenditures of $17.8 million, $35.3 million and $13.6 million in the year ended December 31, 2009, the year ended December 31, 2008 and the periods from January 1 to June 14 and June 15 to December 31, 2007, respectively.

        For our Solar segment, we had capital expenditures of $7.2 million, $25.9 million and $9.0 million in the year ended December 31, 2009, the year ended December 31, 2008 and the periods from January 1 to June 14 and June 15 to December 31, 2007, respectively. Our Solar capital expenditures for these periods consisted primarily of equipment costs associated with the addition of new production lines and construction costs for our recently opened Malaysia facility.

        For our Quality Assurance segment, we had capital expenditures of $10.5 million, $8.9 million and $3.9 million in the year ended December 31, 2009, the year ended December 31, 2008 and the periods from January 1 to June 14 and June 15 to December 31, 2007, respectively. Our Quality Assurance capital expenditures for these periods consisted primarily of costs associated with equipment purchases for testing equipment, information systems and laboratory expansion in China and the Indian sub-continent.

        For corporate, we had capital expenditures of $0.1 million, $0.5 million and $0.7 million in the year ended December 31, 2009, the year ended December 31, 2008 and the periods from January 1 to June 14 and June 15 to December 31, 2007, respectively. Our corporate capital expenditures for these periods consisted primarily of costs for new information systems.

        We expect 2010 consolidated capital expenditures to be approximately $20.1 million, of which Solar capital expenditures represent approximately $8.0 million, Quality Assurance capital expenditures represent approximately $11.8 million and corporate capital expenditures represent approximately $0.3 million.

Credit Facilities

        In connection with the DLJ Transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our "credit facilities", in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consists of a $185.0 million term loan facility, which matures on June 15, 2014, and a $20.0 million revolving credit facility, none of which was outstanding at December 31, 2009, which matures on June 15, 2012. The second lien credit facility consists of a $75.0 million term loan facility, which matures on December 15, 2014. The revolving credit facility includes a sublimit of $15.0 million for letters of credit.

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

        As of December 31, 2009 and December 31, 2008, the weighted average interest rate under our credit facilities was 4.14% and 4.27%, respectively, before the effect of our interest rate swap. At the rate in effect on December 31, 2009 and assuming an outstanding balance of $240.4 million as of December 31, 2009, our annual debt service obligations would be $11.8 million, consisting of $9.9 million of interest and $1.9 million of scheduled principal payments. See "—Contractual Obligations and Other Commitments" below for the effects of the principal prepayment made in November 2009.

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

        We are generally required to prepay term loan borrowings under the credit facilities with (1) 100% of the net cash proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, (2) 100% of the net cash proceeds we receive from the issuance of debt obligations other than debt obligations permitted under the credit agreements, (3) 50% of the net cash proceeds of a public offering of equity and (4) 50% (or, if our leverage ratio is less than 5.25 to 1.00 but greater than or equal to 4.50 to 1.00, 25%) of excess cash flow (as defined in the credit agreements). Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than 4.50 to 1.00. Subject to a limited exception, all mandatory prepayments will first be applied to the first lien credit facility until all first lien obligations are paid in full and then to the second lien facility.

        The first lien credit facility requires us to maintain certain financial ratios, including a maximum first lien debt ratio (based upon the ratio of indebtedness under the first lien credit facility to consolidated EBITDA, as defined in the first lien credit facility), a maximum total leverage ratio (based upon the ratio of total indebtedness, net of unrestricted cash and cash equivalents, to consolidated EBITDA) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to consolidated interest expense), which are tested quarterly. Based on the formulas set forth in the first lien credit agreement, as of December 31, 2009, we were required to maintain a maximum first lien debt ratio of 4.25 to 1.00, a maximum total leverage ratio of 6.25 to 1.00 and a minimum interest coverage ratio of 1.65 to 1.00. The second lien credit facility requires us to maintain a maximum total leverage ratio tested quarterly. Based on the formulas set forth in the second lien credit agreement, as of December 31, 2009, we were required to maintain a maximum total leverage ratio of 6.50 to 1.00. As of December 31, 2009, our first lien debt ratio was 1.13 to 1.00, our total leverage ratio was 2.03 to 1.00 and our interest coverage ratio was 4.90 to 1.00.

        The financial ratios required under the first and second lien facilities become more restrictive over time. Based on the formulas set forth in the first lien credit agreement, as of March 31, 2010 and March 31, 2011, we are required to maintain a maximum first lien debt ratio of 4.00 to 1.00 and 3.00 to 1.00, respectively, a maximum total leverage ratio of 6.00 to 1.00 and 5.00 to 1.00, respectively, and a minimum interest coverage ratio of 1.80 to 1.00 and 2.00 to 1.00, respectively. Based on the formulas set forth in the second lien credit agreement, as of March 31, 2010 and March 31, 2011, we are required to maintain a maximum total leverage ratio of 6.25 to 1.00 and 5.25 to 1.00, respectively.

        The credit agreements also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; sale-leaseback transactions; investments and acquisitions; indebtedness; liens; affiliate transactions; the nature of our business; a prohibition on dividends and restrictions on other restricted payments; modifications or prepayments of our second lien credit facility or other material subordinated indebtedness; and issuing redeemable, convertible or exchangeable equity securities. Under the credit agreements, we are permitted maximum annual capital expenditures of $12.0 million in the fiscal year ending December 31, 2007, with such limit increasing by $1.0 to $2.0 million for each fiscal year thereafter. Capital expenditure limits in any fiscal year may be increased by 40.0% of the excess of consolidated EBITDA for such fiscal year over baseline EBITDA for that year, which is defined as $50.0 million for the fiscal year ending December 31, 2009 and increasing by $5.0 million per year thereafter. The capital expenditure limitations are subject to a two-year carry-forward of the unused amount from the previous fiscal year which will be approximately $15 million for the year ending December 31, 2010.

        The credit agreements contain events of default that are customary for similar facilities and transactions, including a cross-default provision with respect to other material indebtedness (which, with respect to the first lien credit agreement, would include the second lien credit agreement and with respect to the second lien credit agreement, would include the first lien credit agreement) and an event of default that would be triggered by a change of control, as defined in the credit agreements. As of December 31, 2009, we were in compliance with all of our covenants and other obligations under the credit agreements.

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

        We were required under the terms of both our first lien and second lien credit facilities to fix our interest costs on at least 50% of the principal amount of our funded indebtedness within three months of entering into the credit facility for a minimum of three years. To manage our interest rate exposure and fulfill the requirements under our credit facilities, effective September 13, 2007, we entered into a $200.0 million notional principal amount interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. The notional principal amount decreased to $130.0 million on October 1, 2008 and will remain at that amount until the agreement terminates on September 30, 2010. Under the interest rate swap agreement, we pay interest at 4.622% and receive the floating three-month LIBOR rate from Credit Suisse International on the notional principal amount.

        In addition, one of our foreign subsidiaries maintains a line of credit facility in the amount of $0.5 million (0.5 million Swiss francs) bearing an interest rate of approximately 4.25% and 4.75% as of December 31, 2009 and December 31, 2008, respectively. The purpose of the credit facility is to provide funding for the subsidiary's working capital as deemed necessary during the normal course of business. The facility was not utilized as of December 31, 2009 and December 31, 2008.

Contractual Obligations and Other Commitments

        As of December 31, 2009, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
	(dollars in thousands)
Long-term debt obligations(a)	$240,375	$1,850	$3,700	$234,825	$—
Interest costs(b)	44,149	9,947	19,664	14,538	—
Capital lease obligations(a)	131	131	—	—	—
Operating lease obligations	11,220	4,428	3,896	1,450	1,446
Other contractual obligations(c)	—	—	—	—	—

Total	$295,875	$16,356	$27,260	$250,813	$1,446

(a)
Represents principal payments only. No mandatory payment is required until June 30, 2011 due to the $15.0 million payment made in conjunction with the IPO. However, we plan to continue to make such debt payments based on the original required maturity schedule.

(b)
Represents estimated interest costs in such period based on interest rates for our outstanding long-term debt in effect as of December 31, 2009.

(c)
Other contractual obligations exclude our ASC 740 liabilities for unrecognized tax benefits. See Note 12 to our Consolidated Financial Statements included in Item 8 in this Annual Report.

Off-Balance Sheet Arrangements

        We have no off-balance sheet financing arrangements.

Effects of Inflation

        Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our financial statements.

Recently Issued Accounting Standards

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

        In June 2009, the FASB issued a standard related to Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued a standard Amendments to FASB Interpretation No. 46(R). The standard requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard will not have an impact on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASC 605-25 addresses the accounting for these arrangements and enables vendors to account for product and services (deliverables) separately rather than as a combined unit. The amendment will significantly improve the reporting of these transactions to more closely resemble their underlying economics, eliminate the residual method of allocation and improve financial reporting with greater transparency of how a vendor allocates revenue in its arrangements. The amendment in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The standard will not have an impact on our consolidated financial statements.

Forward-Looking Statements

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Annual Report, we face risks and uncertainties that include, but are not limited to, the following: (i) demand for solar energy in general and solar modules in particular; (ii) the timing and effects of the implementation of recently announced government incentives and policies for renewable energy, primarily in China and the United States; (iii) the effects of the recently announced proposed cut to solar incentives in Germany and Italy; (iv) customer concentration in our Solar business and our relationships with key customers; (v) the continual operation of our Malaysian plant which commenced shipments in August 2009; (vi) the need to utilize our existing $20 million revolving credit facility, and the ability to further access the credit markets on acceptable terms; (vii) maintaining sufficient liquidity in order to fund future profitable growth and long term vitality; (viii) the continuing effects of the ongoing recession on sales; (ix) pricing pressures and other competitive factors; (x) the impact of the current negative credit markets may have on us or our customers or suppliers; (xi) loss of professional accreditations and memberships; (xii) the extent to which we may be required to write-off accounts receivable or inventory; (xiii) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xiv) any potential inflation of commodity costs, including paper and resin used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (xv) potential product performance matters, product liability or professional liability claims and our ability to manage them; (xvi) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (xvii) the impact of changes in interest rates in relation to our variable rate debt; (xviii) the impact of events that cause or may cause disruption in our inspection, testing, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; (xix) the extent and duration of the current downturn in the global economy, including the timing of expected economic recovery in the United States and abroad; (xx) outcomes of litigation and regulatory actions; (xxi) our ability to protect our intellectual property and (xxii) the other risks and uncertainties described under "Item 1A—Risk Factors" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and in subsequent periodic reports on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Annual Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk Management

        We have foreign currency exposure related to our operations outside of the United States. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our consolidated results of operations. For the years ended December 31, 2009, 2008 and 2007, approximately $117.2 million, or 44.2%, $142.2 million, or 49.3% and $100.1 million, or 57.5%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and general costs related to these foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products or services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

        We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2009 would cause a change in consolidated net assets of approximately $7.7 million and a change in net sales of approximately $11.7 million.

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

        To manage our interest rate exposure and fulfill requirements under our credit facilities, effective September 13, 2007, we entered into an interest rate swap with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. As of December 31, 2009 and December 31, 2008, our interest rate swap agreement was for a $130.0 million notional principal amount that expires on September 30, 2010 under our credit facilities and had a fair value of a liability of $4.0 million and $6.0 million, respectively. Such amount was reduced from the December 31, 2007 notional amount of $200.0 million on October 1, 2008. Based on the amount outstanding under our first lien and second lien facilities at December 31, 2009, a change of one percentage point in the applicable interest rate, before the effect of our interest rate swap, would cause an increase or decrease in interest expense of approximately $2.4 million on an annual basis. For further information on the interest rate swap agreement, see—"Components of Net Sales and Expenses—Other Income (Expense) Items" above and Note 8 to our Consolidated Financial Statements included in Item 8 in this Annual Report.

Commodity Price Risk

        The major raw material that we purchase for production of our encapsulants for our Solar segment is resin, and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in petrochemical and pulp prices. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of STR Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders'/ unitholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of STR Holdings, Inc. and subsidiaries (Successor Company) at December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and for the period from June 15, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts for the Successor Company appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 19, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of STR Holdings, Inc.:

        In our opinion, the accompanying consolidated statements of operations and comprehensive income, of changes in stockholders'/ unitholders' equity (deficit), and of cash flows for the period from January 1, 2007 to June 14, 2007, present fairly, in all material respects, the results of operations and cash flows of STR Holdings, Inc. and subsidiaries (Predecessor Company) for the period from January 1, 2007 to June 14, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts for the Predecessor Company appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
July 31, 2008

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share / unit and per share / unit amounts

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,149	$27,868
Short-term investments	1,001	—
Accounts receivable, trade, less allowances for doubtful accounts of $2,468 and $3,015 in 2009 and 2008, respectively	33,744	36,454
Unbilled receivables	2,462	3,349
Inventories	12,267	18,771
Prepaid expenses and other current assets	3,513	2,115
Current deferred tax assets	2,987	1,681

Total current assets	125,123	90,238
Property, plant and equipment, net	68,895	62,516
Intangible assets, net	216,163	227,666
Goodwill	223,359	223,299
Deferred financing costs	5,797	6,194
Deferred tax assets	5,240	5,200
Other noncurrent assets	1,283	5,809

Total assets	$645,860	$620,922

LIABILITIES, CONTINGENTLY REDEEMABLE UNITS AND STOCKHOLDERS' / UNITHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,981	$2,015
Book overdraft	685	571
Interest rate swap liability	4,018	—
Accounts payable	10,404	13,632
Billings in excess of earned revenues	4,630	5,863
Accrued liabilities	14,680	14,637
Income taxes payable	3,587	10,352

Total current liabilities	39,985	47,070
Long-term debt, less current portion	238,525	255,506
Interest rate swap liability	—	6,013
Other long-term liabilities	3,118	4,621
Deferred tax liabilities	92,962	92,815

Total liabilities	374,590	406,025

COMMITMENTS AND CONTINGENCIES (Note 15)
Contingently redeemable units	—	2,930
Stockholders' / unitholders' equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,349,710 issued and outstanding in 2009 (Note 10)	402	—
Units
Class A—17,864,924 units authorized and outstanding in 2008	—	178,649
Class F—588,171 units authorized and outstanding in 2008	—	1,456
Additional paid-in capital	214,954	—
Retained earnings	55,205	32,216
Accumulated other comprehensive income (expense), net	709	(354)

Total stockholders' / unitholders' equity	271,270	211,967

Total liabilities, contingently redeemable units and stockholders' / unitholders' equity	$645,860	$620,922

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

All amounts in thousands except share and per share amounts

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from June 15 to December 31, 2007	For the Period from January 1 to June 14, 2007
Net sales—Solar	$149,521	$182,311	$52,967	$25,648
Net sales—Quality Assurance	115,424	106,267	56,317	39,112

Total net sales	264,945	288,578	109,284	64,760

Cost of sales—Solar	91,213	103,717	30,068	11,875
Cost of sales—Quality Assurance	75,759	70,930	35,620	25,225

Total cost of sales	166,972	174,647	65,688	37,100

Gross profit	97,973	113,931	43,596	27,660
Selling, general and administrative expenses	48,785	41,592	18,484	12,063
Provision for bad debt expense	1,403	1,950	562	384
Earnings on equity-method investments	(317)	(178)	(84)	(46)
Transaction costs	—	—	—	7,737

Operating income	48,102	70,567	24,634	7,522
Interest income	136	249	203	143
Interest expense	(17,068)	(20,809)	(13,090)	(2,918)
Foreign currency transaction loss	(134)	(1,007)	(76)	(32)
Unrealized gain (loss) on interest rate swap	1,995	(3,025)	(2,988)	—

Income before income tax expense	33,031	45,975	8,683	4,715
Income tax expense	10,042	17,870	4,572	3,983

Net income	$22,989	$28,105	$4,111	$732
Other comprehensive income:
Foreign currency translation	1,063	(1,805)	1,451	448

Total comprehensive income	$24,052	$26,300	$5,562	$1,180

Net income per share (Note 3):
Basic	$0.63	$0.78	$0.11	$0.08

Diluted	$0.61	$0.75	$0.11	$0.08

Weighted average shares outstanding (Note 3):
Basic	36,638,402	36,083,982	35,846,880	8,632,893

Diluted	37,514,790	37,411,765	36,636,433	9,134,536

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' / UNITHOLDERS' EQUITY (DEFICIT)

All amounts in thousands except share / unit and per share / unit amounts

	Common Stock Class A		Common Stock Class B		Units Class A		Units Class F
									Common Stock			Accumulated Other Comprehensive (Loss) Income		Retained Earnings (Accumulated Deficit)	Total Stockholders' / Unitholders' Equity (Deficit)
											Additional Paid-In Capital		Treasury Stock
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount
PREDECESSOR:
Balance at December 31, 2006	8,464	$85	8,942	$89	—	$—	—	$—	—	$—	$82	$1,468	$(10,353)	$(768)	$(9,397)
Adoption of ASC 740	—	—	—	—	—	—	—	—	—	—	—	—	—	(883)	(883)
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	732	732
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	—	—	—	351	—	—	—	351
Net income	—	—	—	—	—	—	—	—	—	—	33	—	—	—	33
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	448	—	—	448

Balance at June 15, 2007	8,464	$85	8,942	$89	—	$—	—	$—	—	$—	$466	$1,916	$(10,353)	$(919)	$(8,716)

SUCCESSOR:
Capitalization of Holdings in connection with acquisitions of Specialized Technology Resources, Inc. and subsidiaries	—	$—	—	$—	17,865	$178,649	—	$—	—	$—	$—	$—	$—	$—	$178,649
Share based compensation	—	—	—	—	—	—	294	1,171	—	—	—	—	—	—	1,171
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,111	4,111
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	1,451	—	—	1,451

Balance at December 31, 2007	—	$—	—	$—	17,865	$178,649	294	$1,171	—	$—	$—	$1,451	$—	$4,111	$185,382

Share based compensation	—	$—	—	$—	—	$—	98	$285	—	$—	$—	$—	$—	$—	$285
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	28,105	28,105
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(1,805)	—	—	(1,805)

Balance at December 31, 2008	—	$—	—	$—	17,865	$178,649	392	$1,456	—	$—	$—	$(354)	$—	$32,216	$211,967

Share based compensation pre IPO	—	$—	—	$—	—	$—	98	$238	—	$—	$—	$—	$—	$—	$238
Conversion of membership units into common shares	—	—	—	—	(17,865)	(178,649)	(490)	(1,694)	36,745,031	367	182,906	—	—	—	2,930
Issuance of common stock pursuant to IPO, net of offering costs	—	—	—	—	—	—	—	—	3,300,000	33	24,980	—	—	—	25,013
Share based compensation	—	—	—	—	—	—	—	—	121,366	2	7,068	—	—	—	7,070
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	22,989	22,989
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	1,063	—	—	1,063

Balance at December 31, 2009	—	$—	—	$—	—	$—	—	$—	40,166,397	$402	$214,954	$709	$—	$55,205	$271,270

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands except share and per share amounts

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from June 15 to December 31, 2007	Period from January 1 to June 14, 2007
OPERATING ACTIVITIES
Net income	$22,989	$28,105	$4,111	$732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,878	9,745	3,857	2,314
Amortization of intangibles	11,503	11,503	6,231	50
Amortization of deferred financing costs	1,522	1,150	621	140
Stock-based compensation expense	7,308	1,752	2,634	33
Unrealized (gain) loss on interest rate swap	(1,995)	3,025	2,988	—
Earnings in equity investments	(317)	(178)	(84)	(46)
Loss (gain) on disposal of property, plant and equipment	67	(3)	—	3
Provision for bad debt expense	1,403	1,950	562	384
Provision for deferred taxes	(1,773)	(4,392)	(3,310)	(138)
Changes in operating assets and liabilities:
Accounts receivable	1,710	(10,517)	(5,820)	(3,752)
Inventories	6,607	(11,917)	(1,149)	(1,010)
Accounts payable	(3,240)	6,181	3,292	20
Accrued liabilities	(890)	7,044	(5,888)	5,992
Income taxes payable	(6,847)	3,543	2,635	493
Other, net	(2,067)	676	1,452	277

Net cash provided by operating activities	47,858	47,667	12,132	5,492

INVESTING ACTIVITIES
Acquisition of STRI, net of cash acquired	—	—	(316,980)	—
Capital expenditures	(17,833)	(35,288)	(10,064)	(3,510)
Purchase of investments	(1,001)	—	—	—

Net cash used in investing activities	(18,834)	(35,288)	(327,044)	(3,510)

FINANCING ACTIVITIES
Long-term debt borrowings	—	—	260,000	—
Long-term debt repayments	(16,850)	(1,850)	(62,425)	(6,000)
Principal payments on capital lease obligations	(165)	(155)	(74)	(76)
Proceeds received from issuance of common stock pursuant to IPO, net of offering costs	30,855	—	—	—
Other issuance costs	(2,458)	(3,266)	(7,933)	—
Proceeds from issuance of Class A units	—	—	145,697	—

Net cash provided by (used in) financing activities	11,382	(5,271)	335,265	(6,076)

Effect of exchange rate changes on cash	875	(420)	827	(190)

Net increase (decrease) in cash and cash equivalents	41,281	6,688	21,180	(4,284)
Cash and cash equivalents, Beginning of period	27,868	21,180	—	17,939

Cash and cash equivalents, End of period	$69,149	$27,868	$21,180	$13,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,820	$19,792	$12,661	$2,768

Income taxes	$15,647	$19,495	$5,466	$3,729

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of contingently redeemable units to common stock	$2,930	$—	$—	$—
Shares exchanged for stock interests in Predecessor	$—	$—	$32,952	$—

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

        On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds, or ("DLJMB"), and its co-investors, together with members of STR Holdings, Inc.'s (the "Company") board of directors, its executive officers and other members of management, acquired 100% of the voting equity interests in the Company's wholly-owned subsidiary, Specialized Technology Resources, Inc. for $365.6 million, including transaction costs. They acquired Specialized Technology Resources, Inc. for investment purposes.

        In connection with the acquisition:

  •
  DLJMB and its co-investors contributed $145.7 million in cash for approximately 81.6% of the voting equity interests in STR Holdings LLC;

  •
  Dennis L. Jilot, the Company's Chairman, President and Chief Executive Officer, Barry A. Morris, the Company's Executive Vice President and Chief Financial Officer, and Robert S. Yorgensen, the Company's Vice President and President of STR Solar, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $11.5 million, for approximately 6.4% of the voting equity interests in STR Holdings LLC;

  •
  other stockholders of Specialized Technology Resources, Inc., including some current and former employees and former directors, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $21.5 million, for approximately 12.0% of the voting equity interests in STR Holdings LLC;

  •
  Specialized Technology Resources, Inc., as borrower, and STR Holdings LLC, as a guarantor, entered into a first lien credit facility providing for a fully drawn $185.0 million term loan facility and an undrawn $20.0 million revolving credit facility and a second lien credit facility providing for a fully drawn $75.0 million term loan facility, in each case, with Credit Suisse, as administrative agent and collateral agent; and

  •
  with the cash contributed from DLJMB and its co-investors and the borrowings under the Company's first lien and second lien credit facilities, STR Holdings LLC (i) purchased the remaining shares of stock in Specialized Technology Resources, Inc. for $324.7 million, (ii) repaid $61.7 million of debt held by Specialized Technology Resources, Inc., (iii) settled Specialized Technology Resources, Inc. stock options for $1.5 million, (iv) paid financing costs of $7.9 million and transaction costs of $4.4 million, and (v) retained the remaining $5.5 million in proceeds for working capital purposes.

        The Company refers to the foregoing transactions collectively as the "DLJ Transactions".

        Prior to November 5, 2009 the Company conducted its business through STR Holdings LLC and its subsidiaries. STR Holdings (New) LLC ("NewCo"), a Delaware limited liability company, was formed on September 30, 2009 as an indirect subsidiary of STR Holdings LLC and held no material assets and did not engage in any operations.

        Pursuant to the corporate reorganization on November 5, 2009, STR Holdings LLC liquidated. A subsidiary of NewCo merged with and into Specialized Technology Resources, Inc. and its subsidiaries

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

("STRI") and, as a result, STRI became a wholly-owned subsidiary of NewCo. The unitholders of STR Holdings LLC became unitholders of NewCo. NewCo converted from a limited liability company into a Delaware 'C' corporation, named STR Holdings, Inc., and the outstanding units of NewCo converted into a single class of common stock of STR Holdings, Inc ("Holdings"). For further information please refer to "Item 1—Business—Corporate Reorganization and Initial Public Offering" included in this Annual Report.

        On November 12, 2009, the Company closed its initial public offering ("IPO") of 12,300,000 shares of common stock at an offering price of $10 per share, of which 3,300,000 shares were sold by the Company and 9,000,000 shares were sold by selling stockholders. The Company raised approximately $25.0 million in net proceeds after deducting underwriting discounts, commissions and other offering costs of approximately $7.8 million. Effective with the conversion of NewCo into STR Holdings, Inc., the outstanding units were automatically converted into shares of common stock and restricted common stock.

        These consolidated financial statements reflect the financial statements of Holdings and its subsidiaries on a consolidated basis. The consolidated financial statements presented for the period from January 1 to June 14, 2007, present the historical basis of accounting for the "predecessor" entity, STRI. The consolidated financial statements for the years ended December 31, 2009 and December 31, 2008, and the period from June 15 to December 31, 2007 represent the new basis of accounting for the "successor" entity. The consolidated financial statements of the predecessor entity are not comparable with the consolidated financial statements of the successor entity, STR Holdings, Inc. and its subsidiaries.

        The accompanying consolidated financial statements and the related information contained within the notes to the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for financial information and annual reports on the Form 10-K.

        Certain prior periods' disclosures have been reclassified to conform to the current period's presentation.

Nature of Operations

        STRI was incorporated in 1944 as a plastics and industrial materials research and development company. The Company operates in two business segments: Solar and Quality Assurance ("QA").

        Solar designs, develops and manufactures encapsulants that protect the embedded semiconductor circuits of solar panels for sale to solar module manufacturers.

        QA provides product development, inspection, testing and audit services that enable retailers and manufacturers to determine whether products meet applicable safety, regulatory, quality, performance and social standards.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the Company's significant accounting policies is as follows:

        Basis of Accounting.    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany transactions and account balances have been eliminated. The Company accounts for its 50% owned investments on an equity basis (See Note 6).

        The Company owns 51% of STR Registrar LLC ("Registrar"), a joint venture with Science Technology and Registration Holdings, Inc. Registrar operates in the United States for the purpose of providing globally accepted and accredited management system registration services. At December 31, 2009 and December 31, 2008, the non-controlling interest and financial performance of Registrar after elimination of intercompany transactions was deminimis.

        Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company's significant estimates include its revenue recognition, allowance for doubtful accounts receivable, inventory valuation, the recorded amounts and amortization periods of its intangible assets, valuation of goodwill, product performance accrual, income taxes payable and deferred income taxes, its assessment of uncertain tax positions and its stock-based compensation costs. Actual results could differ materially from these estimates.

        Fair Value Estimates.    The Company adopted ASC 820-10—Fair Value Measurements, in the first quarter of 2008. As of December 31, 2009, the Company did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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
(See Note 14).

        The carrying values for cash, accounts receivable, accounts payable, accrued liabilities and other current assets and liabilities approximate their fair values due to their short maturities.

        Foreign Currency Translation and Transactions.    The Company's international operations use the local currency as their functional currency other than our Malaysian subsidiary whose functional

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

currency is the U.S. Dollar. Assets and liabilities of international operations are translated at period-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in net income.

        Cash and Cash Equivalent and Short-Term Investments.    All highly-liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Instruments with a maturity of greater than three months are classified as short-term investments. Short-term investments include a compensating balance of $1.0 million held in a foreign country for the procurement of an overdraft facility. Although the compensating balance may be withdrawn, the availability of the overdraft facility is dependent upon maintenance of the compensating balance.

        Recognition of Revenue and Accounts Receivable.    The Company recognizes revenue when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

        Solar recognizes revenue from the manufacture and sale of its products either at the time of shipping or at the time the product is received at the customer's port or dock, depending upon terms of the contract.

        Quality Assurance performs testing, quality assurance and compliance consulting on a fixed-price, time and material, or a cost plus fixed-fee basis. The majority of the Company's Quality Assurance contracts provide one service deliverable to the client, and revenue is recognized upon completion of such service when a report is provided to the client.

        A limited number of Quality Assurance contracts include the performance of multiple service offerings in an integrated package and are more long term in nature. The amount of revenue recognized for these contracts amounted to $3.7 million, $5.0 million and $4.5 million for the year ended December 31, 2009, the year ended December 31, 2008 and the year ended December 31, 2007, respectively. These contracts are accounted for under ASC 605—Revenue Recognition. ASC 605 requires contract consideration in which multiple service offerings are provided under a single contract to be allocated to each specific service offering based on each portion of the contract's respective fair value in proportion to the contract's total fair value. The Company has determined that each deliverable under these contracts is a separate unit of accounting that possesses fair value that is represented by price lists and historical billing practices. The Company recognizes revenue on each contract deliverable when the services have been completed and communicated to our client. Contractual termination provisions exist by which either party may cancel the contract with written notice. Upon notice, the Company is contractually entitled to receive compensation for all services performed up to and through the termination period.

        Billing for these contracts occurs on a pre-determined schedule or at the end of the contractual term. Unbilled receivables represent revenue that has been recognized but not billed, while billings in excess of earned revenues represent billings to clients in excess of revenues recognized on contracts.

        Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reviews the collectability of its receivables on an ongoing basis and writes off accounts receivable after reasonable collection efforts have been made and collection is deemed questionable or uncollectible.

        Inventories.    The Company's finished goods inventories are made-to-order and possess a shelf life of six to nine months from the date of manufacture. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation and amortization.

        The Company will write down inventory to its net realizable value when it is probable that its finished goods inventories carrying cost is not fully recoverable through sale or other disposition. The Company's write down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the finished goods inventories.

        Prior to 2009, obsolescence was not a significant factor in the valuation of inventory. Due to the recessionary economic environment that existed during the first six months of 2009, some customers canceled or delayed the delivery of orders after the product was manufactured but not yet shipped. As such, $1.0 million of inventory write downs were recorded during the first half of the year ended December 31, 2009 with such amounts being fully utilized as of December 31, 2009.

        Property, Plant and Equipment.    Property, plant and equipment are recorded at cost and include expenditures for items that increase the useful lives of existing equipment. Maintenance and repairs are expensed as incurred. The property, plant and equipment accounts are relieved at cost, less related accumulated depreciation, when properties are disposed of or otherwise retired. Gains and losses from disposal of property, plant and equipment are included in net income.

        The Company incurs costs related to the development of computer software for internal use. These costs are accounted for under ASC 350 - 40—Intangibles—Goodwill and Other—Internal-Use Software. The Company capitalizes external direct costs of materials and services, internal payroll and payroll-related costs for employees who spend direct time working on the computer software project and a portion of interest cost incurred while developing the internal use computer software. Training costs are expensed as incurred.

        Goodwill.    Goodwill represents the excess of the purchase price consideration over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment in accordance with the two-step method described in ASC 350 Intangibles—Goodwill and Other. The Company performs its annual impairment review of goodwill in the fourth quarter, and will also perform a review if at any time facts and circumstances warrant. In assessing if there is an impairment of goodwill, the Company first determines the fair value of its two reporting units, which are also its reportable segments, Solar and QA. If the fair value of either of its two segments, were to be less than its carrying value, the Company would allocate the current fair value of the segment to the assets and liabilities of the segment to estimate the segment's goodwill. If such implied goodwill was less than the carrying value of such goodwill, the Company would record an impairment charge for the amount of such difference. The Company completed its required annual impairment testing in the fourth quarter of each of 2009, 2008 and 2007, which resulted in no impairments to the Company's goodwill.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Intangible Assets.    The Company accounts for business acquisitions using the purchase method of accounting and records definite-lived intangible assets separately from goodwill. Intangible assets are recorded at their estimated fair value at the date of acquisition.

        The Company's intangible assets include its customer relationships, trademarks, proprietary technology and accreditations and resulted from the DLJ Transactions that occurred in June of 2007.

        The Company's customer relationships consist of the value associated with existing contractual arrangements as well as expected value to be derived from future contract renewals of its Solar and QA customers. The Company determined their value using the income approach. Their useful life was determined by consideration of a number of factors, including the Company's long-standing customer base and attrition rates.

        The Company's trademarks represent the value of its STR® and Photocap® trademarks. The Company determined their value using the "relief-from-royalty" method. The useful life of trademarks was determined by consideration of a number of factors, including elapsed time and anticipated future cash flows.

        The Company's proprietary technology represents the value of its Solar manufacturing processes. The Company determined its value using the "relief-from-royalty" method. The useful life of proprietary technology was determined by consideration of a number of factors, including elapsed time, prior innovations and potential future technological changes.

        The Company's accreditations represent the value of QA's technical skills and ability to provide worldwide product testing, inspection and audits under applicable standards. The Company determined their value based on the cost approach. The useful life for accreditations was determined by consideration of a number of factors, including the duration such accreditations will be in effect and anticipated future cash flows.

        Long-lived Assets.    In accordance with ASC - 360—Property, Plant, and Equipment, the Company reviews the carrying value of its long-lived assets, including property, plant and equipment, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's fair value. Fair value is estimated based upon discounted future cash flows or other reasonable estimates of fair market value.

        Asset Retirement Obligations.    The Company accounts for asset retirement obligations in accordance with ASC 410—Asset Retirement and Environmental Obligations, which requires a company to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a contractual obligation to incur such costs. The Company has recorded its asset retirement obligations relating to the cost of removing improvements from lease facilities at the end of the lease terms. The Company's conditional asset retirement obligations are not material.

        Deferred Financing Costs.    The Company capitalizes debt issuance costs and amortizes the costs as a component of interest expense over the term of the related debt facility. Amortization of deferred financing costs was $1,522, $1,150, $621, and $140 for the year ended December 31, 2009, the year

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended December 31, 2008, the period from June 15 to December 31, 2007, and the period from January 1 to June 14, 2007, respectively.

        Leases.    The Company leases certain facilities and equipment used in its operations. The Company accounts for its leases under the provisions of ASC 840—Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital leases are included in property, plant and equipment, net. Operating lease expense is recorded on a straight-line basis over the lease term.

        Income Taxes.    The Company accounts for income taxes using the asset and liability method in accordance with ASC 740—Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. The Company estimates its deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and will recognize the effect of a change in tax laws on deferred tax assets and liabilities in the results of its operations during the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets if it determines that it is more likely than not that some or all of the deferred tax assets will not be realized.

        The Company operates in multiple taxing jurisdictions and is subject to the jurisdiction of a number of U.S. and non-U.S. tax authorities and to tax agreements and treaties among those authorities. Operations in these jurisdictions are taxed on various bases, including income before taxes as calculated in accordance with jurisdictional regulations.

        In the first quarter of 2007, the Company adopted the provisions of ASC 740 related to uncertain tax positions. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements, and how companies should recognize, measure, present and disclose uncertain tax positions that have been or are expected to be taken. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the Company's provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. (See Note 12)

        Product Performance Accrual.    The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. During the second half of 2008, the Company recorded an accrual of $5.6 million relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

replace such product. The majority of this accrual relates to a quality claim by one of the Company's customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

        Cost of Sales—Solar.    The Company includes the cost of inventory sold and related costs for the distribution of its product in cost of product sales. These costs include raw materials and other components, direct labor, product performance matters, manufacturing overhead, salaries, other personnel-related expenses, write-off of excess or obsolete inventory, quality control, freight, insurance and depreciation and amortization of intangibles. Shipping and handling costs are classified as a component of cost of product sales. Customer payments for shipping and handling costs are recorded as a component of net product sales.

        Cost of Sales—Quality Assurance.    Included in the cost of sales of services are direct labor, operational overhead, laboratory supplies, salaries and other personnel-related expenses, travel expenses, insurance and depreciation and amortization of intangibles.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of salaries, travel, commissions and other personnel-related expenses for employees engaged in sales, marketing and support of the Company's products and services, trade shows and promotions. General and administrative expenses consist of outside professional fees and expenses for the Company's executive, finance, administrative, information technology, compliance and human resource functions.

        Share-Based Compensation.    In accordance with ASC 718—Compensation—Stock Compensation, the Company recognizes as compensation expense the grant date fair value of stock-based awards over the vesting period of the awards.

        Earnings Per Share.    The Company computes net income per share/unit in accordance with ASC 260—Earnings Per Share. Under the provisions of ASC 260, basic net income per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. ASC 260 also requires the Company to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments (See Note 3).

        Comprehensive Income.    Comprehensive income consists of net income and the effects on the consolidated financial statements of translating the financial statements of the Company's international subsidiaries. Comprehensive income is presented in the consolidated statements of operations and comprehensive income. The Company's accumulated other comprehensive income is presented as a component of equity in its consolidated balance sheets and consists of the cumulative amount of the Company's foreign currency translation adjustments, net of tax impact.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

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

        In June 2009, the FASB issued a standard related to Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard will not have an impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a standard related to Amendments to FASB Interpretation No. 46(R). The standard requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard will not have an impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASC 605-25 addresses the accounting for these arrangements and enables vendors to account for product and services (deliverables) separately rather than as a combined unit. The amendments will significantly improve the reporting of these transactions to more closely resemble their underlying economics, eliminate the residual method of allocation and improve financial reporting with greater transparency of how a vendor allocates revenue in its arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The standard will not have an impact on the Company's consolidated financial statements.

NOTE 3—EARNINGS PER SHARE

        In connection with the Company's IPO, existing holders of Class A, B, C, D, E and F units were issued shares of common stock in exchange for their units. Shares of common stock were issued for vested units and restricted common stock for unvested units based upon the equity value of the Company on the IPO date, in accordance with the STR Holdings LLC agreement relating to priority distribution of units for shares.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 3—EARNINGS PER SHARE (Continued)

        The impact of this issuance has been applied on a retrospective basis to determine earnings per share for the Successor Company periods presented. The number of common shares reflected in the calculation is the total number of shares (vested and unvested) issued to the Company's unitholders based upon their units held on the IPO date. The vesting provisions of the units have been applied to the total common shares issued to determine basic earnings per share (based upon vested common shares equivalent to vested units) and diluted earnings per share (based upon the treasury stock method for unvested restricted common shares equivalent to unvested units).

        The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from June 15 to December 31, 2007	Period from January 1 to June 14, 2007
Basic and diluted net income per share
Numerator:
Net income	$22,989	$28,105	$4,111	$732

Denominator:
Weighted-average shares outstanding	36,638,402	36,083,982	35,846,880	8,632,893
Add: dilutive effect of stock options	—	—	—	501,643
Add: dilutive effect of restricted common stock units	876,388	1,327,783	789,553	—

Weighted average shares outstanding with dilution	37,514,790	37,411,765	36,636,433	9,134,536

Basic earnings per share	$0.63	$0.78	$0.11	$0.08
Diluted earnings per share	$0.61	$0.75	$0.11	$0.08

        All 3,495,685 stock options issued in November 2009 were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.

NOTE 4—INVENTORIES

        Inventories consist of the following:

	December 31, 2009	December 31, 2008
Finished goods	$2,547	$2,655
Raw materials	9,720	16,116

	$12,267	$18,771

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	Estimated Useful Lives	December 31, 2009	December 31, 2008
Land		$4,589	$3,095
Buildings and improvements	15 - 40	20,766	10,318
Machinery and equipment	5 - 8	45,175	41,170
Furniture, fixtures and computer equipment	3 - 5	8,242	3,118
Automobiles	5 - 7	342	245

		79,114	57,946
Less: accumulated depreciation		(21,525)	(11,695)

		57,589	46,251
Construction in progress		11,306	16,265

Property, plant and equipment, net		$68,895	$62,516

        Depreciation expense was $11,878, $9,745, $3,857 and $2,314 for the year ended December 31, 2009, the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively.

NOTE 6—INVESTMENTS

Equity Method Investments

        The following is a summary of the Company's equity method investments all of which relate to the Quality Assurance segment. The carrying value of all investments accounted for using the equity method is equal to the underlying equity in the net assets of the particular investment at the balance sheet date, unless the Company's share of operating losses has reduced the carrying value of the investment to zero, in which case the investment is carried at zero. There is no readily determinable market value for the Company's equity method investments.

        The Company owns 50% of the shares of CTC-Asia, Ltd., a joint venture with Le Centre Technique Cuir Chaussure Maroquinerie ("CTC"), which operates a laboratory in Hong Kong primarily involved in the testing of leather products. At December 31, 2009 and December 31, 2008, the Company's investment in CTC-Asia, Ltd. was $866 and $549, respectively, and classified as Other noncurrent assets in the consolidated balance sheets.

        Specialised Technology Resources (UK) Limited ("STR-UK") owns 50% of the shares of STR (France) SAS ("STR France"). STR France, a joint venture with CTC, is incorporated in France for the purpose of carrying out studies, analyses, inspections and other provisions of services related to the manufacture and marketing of nonfood consumer products, primarily leather goods. At December 31, 2009 and December 31, 2008, the Company's investment in STR France was zero as STR-UK's proportionate share of the losses of STR France exceeded the amount invested.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

        The Company has recorded the estimated fair values of intangible assets acquired in connection with acquisitions. The amounts recorded, estimated lives, and amortization methods are as follows:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Useful Lives
Customer relationships	$102,700	$13,051	$89,649	$102,700	$7,916	$94,784	20 years
Trademarks	65,800	5,575	60,225	65,800	3,381	62,419	30 years
Proprietary technology	70,300	8,934	61,366	70,300	5,419	64,881	20 years
Accreditations	6,600	1,677	4,923	6,600	1,018	5,582	10 years

	$245,400	$29,237	$216,163	$245,400	$17,734	$227,666

        The Company amortizes its intangible assets utilizing the straight line method as this method approximates the economic benefit derived from these assets. Amortization expense of such assets was $11,503, $11,503, $6,231 and $50 for the year ended December 31, 2009, the year ended December 31, 2008, the period ended from June 15, 2007 to December 31, 2007 and the period from January 1, 2007 to June 14, 2007, respectively.

        Estimated future amortization expense at December 31, 2009 is as follows:

2010	$11,503
2011	11,503
2012	11,503
2013	11,503
2014	11,503
Thereafter	158,648

$216,163

        Goodwill was $223,359 and $223,299 at December 31, 2009 and December 31, 2008, respectively. Goodwill was allocated to the Solar and QA segments as follows:

	Solar	Quality Assurance	Consolidated
Balance at December 31, 2008	$146,432	$76,867	$223,299
Purchase price adjustment	40	20	60

Balance at December 31, 2009	$146,472	$76,887	$223,359

        Goodwill was increased in 2009 by $60 to record additional amounts payable to the former Specialized Technology Resources, Inc. stockholders. Goodwill is not deductible for tax purposes.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 8—DEBT

        The Company's long-term debt consists of the following:

	December 31, 2009	December 31, 2008
First Lien Term Loan	$165,375	$182,225
Second Lien Term Loan	75,000	75,000
Capital Leases (Note 9)	131	296

	$240,506	$257,521
Less:
Current portion of long-term debt	(1,981)	(2,015)

Total long term debt, less current portion	$238,525	$255,506

        In connection with the Company's acquisition, on June 15, 2007 (the "Acquisition"), the Company entered into two credit agreements (collectively the "Agreements") with Credit Suisse as administrative and collateral agent. The First Lien Credit Agreement ("First Lien") consists of a $185,000 term loan and a $20,000 revolving credit facility, which includes a sublimit for issuance of letters of credit up to $15,000. The Second Lien Credit Agreement ("Second Lien") consists of a $75,000 term loan. Under the First Lien, the Company also has the ability to request the bank to extend the credit under another term loan facility from time to time in the amount of $10,000. The Company incurred $7,967 of costs relating to these financings that were deferred and are being amortized utilizing the straight line method over the remaining life of the loans.

        The Company incurred an additional $1,125 of costs relating to the Company entering into an amendment to the First Lien Agreement and the Second Lien Agreement on October 5, 2009. The amendments for both Agreements permitted the Company to enter into certain corporate reorganization transactions, including replacing STR Holdings LLC with STR Holdings (New) LLC as a guarantor under each Agreement. This amount that was deferred is also being amortized utilizing the straight line method over the remaining life of the loans.

        Subsequent to the closing of the Company's IPO, per the terms of the Company's First Lien Agreement, the Company has paid down $15,000 of its debt related to this facility and as result of the prepayment, the Company wrote off deferred financing costs of approximately $342.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 8—DEBT (Continued)

First Lien

        Borrowings under both the First Lien term loan and the First Lien revolving credit, at the Company's option, are comprised entirely of Alternate Base Rate ("ABR") or Eurodollar loans. The ABR loans bear interest at a rate equal to an applicable percentage rate plus a base rate of the greater of (1) the lender's prime rate or (2) the federal funds rate plus one half of 1%. Eurodollar loans bear interest at an applicable percentage rate plus a London Interbank Offered Rate Reserve Adjusted ("LIBO") rate as determined by the lenders. The initial applicable percentage for borrowings under the term loan facility and the revolving credit facility is 1.5% with respect to ABR borrowings and 2.5% with respect to Eurodollar loans. The weighted average interest rate for 2009 was 2.85% and was 2.73% as of December 31, 2009. The weighted average interest rate for 2008 was 5.0% and was 2.96% as of December 31, 2008.

        The applicable percentage for revolving credit facility borrowings may be reduced, subject to the Company attaining certain leverage ratios. Changes in the applicable percentage will be determined by the administrative agent on an annual basis. In the event of default, the interest rate increases by 2%. There is a commitment fee of 0.5% on the unused portion of the revolving loan facility. The revolving credit facility of $20 million was not used as of December 31, 2009 and December 31, 2008.

        The Company is required to prepay outstanding First Lien term loans, subject to certain exceptions and conditions, with excess cash flow, or in the event of certain asset sales and a public offering of equity securities. Prior to the IPO, the Company was required to make minimum repayments on the First Lien term loan in quarterly principal amounts of $463. However, no mandatory payment is required until June 30, 2011 due to the $15,000 payment made in conjunction with the IPO. Interest payments are due, depending on the type of loan, either monthly or quarterly. Optional prepayments may be made at any time without premium or penalty and in a minimum amount of $1 million. The First Lien term loan matures on June 15, 2014 and the revolving credit facility expires on June 15, 2012.

Second Lien

        Borrowings under the Second Lien term loan, at the Company's option, are comprised entirely of ABR or Eurodollar loans. The ABR loans bear interest at an applicable percentage rate plus a rate equal to a base rate of the greater of (1) the lender's prime rate or (2) the federal funds rate plus 1/2 of 1%. Eurodollar loans bear interest at an applicable percentage rate plus a LIBO rate as determined by the lenders. The initial applicable percentage is 6.0% with respect to base rate borrowings and 7.0% with respect to LIBO borrowings. In the event of default, the interest rate increases by 2%. The Company also has the option to pay interest entirely in cash or by increasing the outstanding principal amount. However, if interest is not paid in cash, the interest rate is increased by an additional 1.5% per annum. Interest payments are made either monthly or quarterly. The weighted average interest rate for 2009 was 7.35% and was 7.23% as of December 31, 2009. The weighted average interest rate for 2008 was 9.54% and was 7.46% as of December 31, 2008.

        The Second Lien term loan matures on December 15, 2014. A lump sum principal loan repayment is due on the maturity date only after all outstanding First Lien borrowings are repaid in full.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 8—DEBT (Continued)

        As of December 31, 2009, the Company was in compliance with all of its covenants and other obligations under the credit Agreements.

Interest Rate Swap

        Effective September 13, 2007, the Company entered into an interest rate swap contract for $200 million notional principal amount of its variable rate debt. The notional principal amount decreased to $130 million on October 1, 2008 and the contract terminates on September 30, 2010. The Company was required under the terms of both First Lien and Second Lien agreement to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10—Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the swap are recorded in the statement of operations. The fair value of the swap was a liability of $4,018 and $6,013 at December 31, 2009 and December 31, 2008, respectively. The resulting change in fair value has been recorded in the respective consolidated balance sheets and in the consolidated statements of operations and comprehensive income.

Other Debt

        One of the Company's foreign subsidiaries maintains a line of credit in the amount of approximately $483 (CHF500) bearing an interest rate of approximately 4.25% as of December 31, 2009 and 4.75% as of December 31, 2008. The purpose of the credit facility is to provide funding for the subsidiary's working capital as deemed necessary during the normal course of business. The facility was not used as of December 31, 2009 and December 31, 2008.

        Required principal repayments of long-term debt, excluding payments on capital lease obligations, as of December 31, 2009 are as follows:

2010	$1,850
2011	1,850
2012	1,850
2013	1,850
2014	232,975

Total	$240,375

        The fair value of the Company's debt was approximately $208.7 million and $200.0 million, determined by its mid-market bid/ask price as of December 31, 2009 and December 31, 2008, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 9—LEASES

        The Company leases certain machinery and equipment under capital leases which extend through 2010. Capital lease assets and related accumulated amortization, which are recorded as part of property, plant and equipment, are as follows:

	December 31, 2009	December 31, 2008
Capital lease assets	$556	$556
Accumulated amortization	(267)	(162)

Net capital lease assets	$289	$394

        Amortization expense on capital lease assets was $105, $105, $57 and $47 for the year ended December 31, 2009, the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively.

        Future payments on capital leases as of December 31, 2009 are as follows:

Year Ended December 31, 2010	$134
Less amounts representing interest	(3)

Total	$131

        The Company leases various production and Quality Assurance laboratories and office space under non-cancelable operating leases. The leases require the Company to pay property taxes, common area maintenance and certain other costs in addition to base rent. The Company also leases certain machinery and equipment and office furniture and equipment under operating leases. Future minimum payments under all non-cancelable operating leases were as follows as of December 31, 2009:

2010	$4,428
2011	2,474
2012	1,422
2013	988
2014	462
Thereafter	1,446

$11,220

        Rental expense on office space and equipment operating leases was $4,933, $4,220, $2,159 and $1,817 for the year ended December 31, 2009, the year ended December 31, 2008, the period ended from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 10—STOCKHOLDERS' / UNITHOLDERS' EQUITY

Successor Company

Preferred Stock

        The Company's Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value, issuable in series. At December 31, 2009, there were no shares issued or outstanding.

Common Stock

        The Company's Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At December 31, 2009 there were 41,349,710 shares of issued and outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,349,710 shares are 40,166,397 vested common shares and 1,183,313 restricted unvested common shares.

Prior LLC Units

        Prior to the Company's IPO, the equity structure consisted of LLC member units:

        The Company had authorized a total of 17,864,924 Class A units, 199,766 Class B units, 1,487,750 Class C units, 530,016 Class D units, 530,016 Class E units, and 588,171 Class F units.

        The Class A, B, C, D, E and F units were subject to a priority distribution in the event of a distribution, conversion to shares of common stock upon an IPO, liquidation, partial liquidation, or dissolution of Holdings in three steps: first, 100% to all Class A units until each such unitholder had received an aggregate amount equal to their capital contributions; second, pro rata to each Class A, B, C, D and F unit until each Class A unit had received 2.5 times its capital contributions; third, pro rata to each Class A, B, C, D, E and F unit based upon units held by each unitholder. Such distribution or liquidation may have been in the form of cash, securities or other consideration. Dividends on unvested units were deferred and paid only upon vesting. Unvested units vested immediately upon a change of control.

        Each Class A unit had voting rights. The Class B, C, D, E and F units had no voting rights.

        Under certain circumstances, certain unitholders had the option to sell their units back to the Company at fair value. In addition, the Company had the right to repurchase vested units from a terminated employee at the greater of fair value, as determined by the Board of Managers, and the original purchase price paid to the Company if terminated without cause, or at the original purchase price paid to the Company, if terminated for cause. These contingent rights did not meet the criteria for the units to be "liability" classified under ASC 718-10 or as liabilities under ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. However, they met the definition of redeemable equity securities to be classified as temporary equity in accordance with Rule 5-02.27 of SEC Regulation S-X.

        In connection with the Company's IPO, all units have been converted into shares of common stock.

        The following table presents the number of shares of common stock and unvested restricted common stock issued for the respective units upon conversion. The number of shares of common stock

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 10—STOCKHOLDERS' / UNITHOLDERS' EQUITY (Continued)

and unvested restricted common stock issued was based upon the vesting provisions of the outstanding units and reflect the units vested and unvested at the date of conversion:

Class of Units	Shares of Common Stock	Shares of Unvested Restricted Common Stock	Total Shares of Common Stock
A units	35,352,504	397,491	35,749,995
B units	195,053	—	195,053
C units	542,685	553,588	1,096,273
D units	176,211	217,884	394,095
E units	—	—	—
F units	478,578	95,716	574,294

Total	36,745,031	1,264,679	38,009,710

Predecessor Company

        Prior to the Acquisition, the Company's capital structure provided for a $10 per share liquidation preference for all class B common stockholders. If upon liquidation, dissolution, or winding up, the Company's assets were insufficient to permit this payment, then the assets available for distribution would be distributed ratably to all class B common stockholders. After all amounts owed to class B common stockholders were paid in full, the remaining net assets of the Company would be distributed ratably among all holders of the Company's class A common stock, class B common stock and class C common stock.

        Holders of all classes of the Company's common stock were entitled to receive special dividends, as from time to time may have been declared by the Company's Board of Directors.

        Holders of the class A common stock and class B common stock were required to vote as a class on all matters to be voted on by the stockholders of the Company. Each stockholder was entitled to one vote per share of class A common stock and/or class B common stock held. Class C common stockholders had no voting rights, except as required by applicable laws.

        Conversion features were available to class A common stockholders and class C common stockholders, such that at the option of the stockholders, each share of class A common stock could have been converted to one share of class C common stock and each share of class C common stock could have been converted to a share of class A common stock.

NOTE 11—STOCK-BASED COMPENSATION

        On November 6, 2009, the Company's Board of Directors approved the Company's 2009 Equity Incentive Plan (the "2009 Plan") which became effective on the same day. A total of 4,750,000 shares of common stock, subject to increase on an annual basis, are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, "options," stock appreciation rights, shares of restricted stock, or "restricted stock," rights to dividend equivalents and other stock-based awards, collectively, the "awards." The committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by us or our affiliates, or a company acquired by us or with which we combine. Options generally vest monthly over a five-year period and expire ten years from the date of grant.

        On November 6, 2009, the Company issued 3,495,685 options to purchase the Company's common stock at exercise prices ranging from $10.00 to $21.50 to certain employees and directors under the 2009 Plan. There were 1,214,315 shares available for grant under the 2009 Plan as of December 31, 2009.

        In connection with the 3,495,685 options granted on November 6, 2009, there are varying service and/or performance conditions. Following is a summary of the characteristics of each these shares:

Shares	Service/Performance Condition
199,766	Vests 100% on January 31, 2010.
371,010	Vests 5/6 on January 31, 2010 and the remaining 1/5 vests in June 15, 2010.
461,966	Vests 5/60 on January 31, 2010 and the remaining options vesting ratably in equal 1/55 installments as of the last day of each of the successive 55 months thereafter.
510,935	Vests 29/60 on January 31, 2010 and the remaining options vesting ratably in equal 1/31 installments as of the last day of each of the successive 31 months thereafter.
31,292	Vests 22/60 on January 31, 2010 and the remaining options vesting ratably in equal 1/38 installments as of the last day of each of the successive 38 months thereafter.
275,021	Vests 2/48 on January 31, 2010 and the remaining options vesting ratably in equal 1/46 installments as of the last day of each of the successive 46 months thereafter.
851,384	Vests 31/60 on January 31, 2010 and the remaining options vesting ratably in equal 1/29 installments as of the last day of each of the successive 29 months thereafter.
303,461	Vests 156,788 on January 31, 2010 and the remaining options vesting ratably in equal 1/29 installments as of the last day of each of the successive 29 months thereafter.
181,798	Vests 93,929 on January 31, 2010 and the remaining options vesting ratably in equal 1/29 installments as of the last day of each of the successive 29 months thereafter.
300,816	Vests 3/5 on January 31, 2010 and the remaining 2/5 will vest annually in equal installments over two years, commencing on 12/31/2010, subject to performance conditions per the stock option agreement.
8,236	Vests 1/5 on January 31, 2010 and the remaining 4/5 will vest annually in equal installments over two years, commencing on 12/31/2010, subject to performance conditions per the stock option agreement.

3,495,685

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        The fair value of the stock options issued upon the closing of the Company's IPO was determined using the Black-Scholes option pricing model. The Company's assumptions about stock-price volatility have been based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company's employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

        The following table presents the assumptions used to estimate the fair values of the stock options granted subsequent to the IPO:

2009

Risk-free interest rate	1.96%
Expected volatility	61.61%
Expected life (in years)	2.7 to 4.9
Dividend yield	—
Weighted-average estimated fair value of options granted during the year	$4.59

        The following table summarizes the options activity under the Company's 2009 Plan subsequent to the IPO:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at November 6, 2009	—	$—
Options granted	3,495,685	$10.65
Exercised	—	$—
Canceled/forfeited	—	$—

Balance at December 31, 2009	3,495,685	$10.65	9.83	$4.59	$17,697

Vested and exercisable as of December 31, 2009	—	$—	—	$—	$—
Vested and exercisable as of December 31, 2009 and expected to vest thereafter	3,495,685	$10.65	9.83	$4.59	$17,697

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $15.71 of the Company's common stock on December 31, 2009.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes additional information regarding outstanding, exercisable, and exercisable and vested stock options at December 31, 2009:

	Options Outstanding			Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$10.00	2,721,073	9.83	$10.00	—	$—	—	$—
$12.81	735,084	9.83	$12.81	—	$—	—	$—
$13.30	31,292	9.83	$13.30	—	$—	—	$—
$21.50	8,236	9.83	$21.50	—	$—	—	$—

$10.00 - $21.50	3,495,685	9.83	$10.65	—	$—	—	$—

        The total grant date fair value of stock options vested and unvested during 2009 was $0 and $16.1 million, respectively. The aggregate intrinsic value of all options exercised during 2009 was $0.

        As of December 31, 2009, there was $10.6 million of unrecognized compensation cost related to outstanding employee and director stock awards. This amount is expected to be recognized over a weighted-average vesting period of 3.46 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

        On November 6, 2009, in connection with the IPO the Company issued 40,000 shares of restricted common stock with a fair value of $400 to four of its directors under the 2009 Plan.

        Effective as of April1, 2009, a total of 223,464 Phantom A units, with an estimated grant date fair value of $6.0 million, were granted to the Company's Chief Executive Officer. This grant was accounted for as a liability—classified award and, accordingly, compensation expense and a liability of $552 was recorded prior to the IPO for the vested portion of the award. Upon the IPO, the Phantom A units converted to 441,656 shares of the Company's common stock and, as a result, the liability was reclassified as an equity-based award.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the restricted shares activities under the Company's 2009 Plan for the year ended December 31, 2009:

	Unvested Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at November 6, 2009(1)	1,264,679	$10.00
Granted	40,000	$10.00
Vested	(121,366)
Canceled	—

Unvested at December 31, 2009	1,183,313	$10.00

Expected to vest after December 31, 2009(2)	1,183,313	$10.00

(1)
The 1,264,679 shares unvested as of November 6, 2009 represent the restricted shares issued to former LLC unitholders and the Company's Chief Executive Officer in connection with the conversion.

(2)
As of December 31, 2009, there was $6.2 million of unrecognized compensation cost related to employee and director unvested restricted shares. This amount is expected to be recognized over a weighted-average vesting period of 2.37 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

        Stock-based compensation expense was included in the following consolidated statement of operations and comprehensive income categories:

	Years Ended December 31,
	2009	2008	2007
Selling, general and administrative expense	$7,308	$1,752	$2,634

Total recognized tax benefit	$—	$—	$—

LLC Units Prior to Initial Public Offering

        In connection with and subsequent to the DLJMB acquisition of the Company (the "Acquisition"), Class B, Class C, Class D, Class E and Class F incentive units were issued to employees and certain

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

non-employee investors, each class of which had varying service and/or performance conditions. The following is a summary of the characteristics of each class of units:

Unit	Service/Performance Condition
Class B	Vested immediately upon issuance.
Class C	Vested ratably at month end in 1/60th installments beginning the month following the date of issuance.
Class D
Vested ratably in 1/5th annual installments beginning with the year ending on December 31, 2007 if the equity value performance target, as provided in the LLC agreement, was achieved. Equity value performance targets were based on a multiple of management's projections of Consolidated EBITDA for such fiscal year, less estimated net indebtedness. Performance targets were met if the Company's actual equity valuation is 85% or greater of the target equity value.
Class E	Vested ratably at month end in 1/60th installments beginning the month following the date of issuance.
Class F	Vested 50% immediately upon issuance and the remaining 50% vests one-third each year on the first, second and third anniversary of issuance.

        During the period from June 15 to December 31, 2007, 199,766 Class B units, 1,266,992 Class C units, 451,181 Class D units, 451,181 Class E units and 588,171 Class F units were awarded. There was no consideration required to be paid by the unitholders in connection with the awards.

        During the year ended December 31, 2008, 11,666 Class C, 4,167 Class D, and 4,167 Class E units were awarded.

        Valuation Assumptions:    The fair value of each unit granted during the period from June 15 to December 31, 2007 was retrospectively determined. To determine the fair value of the 2007 grants, the Company used the enterprise value ascribed by the purchase price for the contemporaneous transaction and subtracted the amount of total debt to determine the equity value. The Company then applied a Black-Scholes option-pricing model that used the assumptions noted in the following table, along with the associated weighted average fair values attributable to each class of incentive units. Historical data was used to estimate pre-vesting forfeitures. To the extent actual results of forfeitures differed from the estimates, such amounts were recorded as an adjustment in the period the estimates were revised. The expected volatilities are based on a peer group of companies, as the Company was a non-public entity. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the units. The expected term represented the estimated time until a liquidity event. The most likely liquidity event was an IPO in which units would be exchanged

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

for restricted stock. The expected dividend yield was based on the assumption that no dividends were expected to be distributed in the near future.

Period from June 15 to December 31, 2007
Volatility	52.72%
Risk-free interest rates	4.98%
Expected term	3.47 Years
Dividend yield	0.00%
Weighted average grant-date fair value:
Service-based	$2.85
Performance-based	$3.22

        The fair value of the units granted in 2008 was determined contemporaneously with the grant. In order to determine the fair value of the 2008 grants, the Company determined the enterprise value of the Company based on the discounted cash flow and the prior transaction methods. The discounted cash flow method determined the present value of the Company's projected future free cash flow. The prior transaction method utilized the value at the time of the Acquisition and applied implied multiples to various financial metrics, including revenue, earnings before interest and taxes and Adjusted EBITDA and applied the multiples to the Company's results of operations for the more recent periods. The equity value was calculated based on a weighted average of the enterprise values ascribed by each method minus the total amount of debt on the relevant date. The Company then applied a Black-Scholes option-pricing model that used the assumptions noted in the following table, along with the associated weighted average fair values attributable to each class of incentive units. Historical data was used to estimate pre-vesting forfeitures. To the extent actual results of forfeitures differed from the estimates, such amounts were recorded as an adjustment in the period the estimates were revised. The expected volatilities were based on a peer group of companies, as the Company was a non-public entity at the time of the valuation. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the units. The expected term represented the estimated time until a liquidity event. The most likely liquidity event was an IPO in which units would be exchanged for restricted stock. The expected dividend yield was based on the assumption that no dividends were expected to be distributed in the near future.

March 2008
Volatility	60.00%
Risk-free interest rates	1.71%
Expected term	2.2 Years
Dividend yield	0.00%
Weighted average grant-date fair value:
Service-based	$7.26
Performance-based	$8.16

        There was no contractual term or expiration date for the Class B, C, D, E and F units that were issued.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        A summary of unit activity during the period from June 15 to December 31, 2007, the year ended December 31, 2008 and the period from January 1, 2009 through November 6, 2009 is presented below:

Service-Based Awards

	Class B Units	Class C Units	Class E Units	Class F Units	Total Units	Weighted Average Grant-Date Fair Value
Granted	199,766	1,266,992	451,181	588,171	2,506,110	$2.85
Vested	(199,766)	(116,744)	(41,562)	(294,086)	(652,158)	$3.09
Forfeited	—	—	—	—	—

Unvested as of December 31, 2007	—	1,150,248	409,619	294,085	1,853,952	$2.76
Granted	—	11,666	4,167	—	15,833	$7.26
Vested	—	(255,143)	(90,867)	(98,029)	(444,039)	$2.81
Forfeited	—	—	—	—	—

Unvested as of December 31, 2008	—	906,771	322,919	196,056	1,425,746	$2.80
Granted	—	—	—	—	—
Vested	—	(187,612)	(66,775)	(98,028)	(352,415)	$2.86
Forfeited	—	(144,239)	(51,515)	—	(195,754)	$2.67

Unvested as of November 6, 2009	—	574,920	204,629	98,028	877,577	$2.79

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

  Performance-Based Awards

	Class D Units	Weighted Average Grant-Date Fair Value
Granted	451,181	$3.22
Vested	(90,231)	$3.22
Forfeited	—

Unvested as of December 31, 2007	360,950	$3.22
Granted	4,167	$8.16
Vested	(91,076)	$3.27
Forfeited	—

Unvested as of December 31, 2008	274,041	$3.28
Granted	—
Vested	—
Forfeited	(47,552)	$3.22

Unvested as of November 6, 2009	226,489	$3.29

Predecessor

        Prior to the June 15, 2007 Acquisition, the Company had a stock option and restricted stock purchase plan which provided selected employees the opportunity to be granted stock options or restricted stock awards of the Company. The Board of Directors determined the purchase or option exercise price. The awards generally vested over three to four years. The maximum term for all options was 10 years.

        Valuation Assumptions.    The fair value of each option was estimated on the date of grant using a Black-Scholes based option valuation model that used certain relevant assumptions. The fair value was determined based on a contemporaneous internal valuation prepared by management and approved by the Board of Directors. Expected volatilities were based on historical volatilities of comparable companies' stock and other factors. The Company used historical data to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted was estimated from past exercise activity and represented the period of time that granted options were expected to be outstanding. The risk free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve at the time of grant.

        There were no stock options granted in the period from January 1 to June 14, 2007.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the Company's stock option activity for the Predecessor:

	For the Period from January 1 to June 14, 2007
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	95,000	$3.05
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	95,000	$3.05

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(Years)
Vested or expected to vest at June 14, 2007	95,000	$3.05	4.75	$3,457
Exercisable at June 14, 2007	92,500	$3.13	4.73	$3,360

        The total intrinsic value of options exercised during the period ended June 14, 2007 was $0.

        The Company has issued restricted stock awards which vested over varying periods of time. Activity related to these awards is as follows:

Shares
Unvested at December 31, 2006	452,500
Vested	—

Unvested at June 14, 2007	452,500

        Stock-based compensation expense was included in the following consolidated statements of operations and comprehensive income categories:

Period from January 1 to June 14, 2007
Selling, general and administrative expense	$33
Total recognized tax benefit	$12

        In connection with the June 15, 2007 Acquisition, the Company's outstanding stock options and restricted stock awards were settled by the acquiror. Options totaling 55,000 were repurchased and converted into a deferred payment of $1,998. An additional 40,000 options were settled for a cash payment of $1,459. The Company's remaining unvested portion of its restricted stock awards was accelerated and the awards became fully vested.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 12—INCOME TAXES

        Income before income tax expense is as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	June 15 to December 31, 2007	January 1 to June 14, 2007
Domestic	$12,126	$11,444	$(7,796)	$41
Foreign	20,905	34,531	16,479	4,674

Total	$33,031	$45,975	$8,683	$4,715

        The provision for income taxes (benefit) consists of the following components:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	June 15 to December 31, 2007	January 1 to June 14, 2007
Current tax expense
U.S. federal	$4,338	$10,515	$2,588	$2,065
Foreign	6,916	10,895	4,958	1,760
State and local	560	852	336	296

Total current tax expense	11,814	22,262	7,882	4,121
Deferred tax expense (benefit):
U.S. federal	(1,308)	(6,562)	(4,302)	(144)
Foreign	406	376	577	(35)
State and local	(870)	1,794	415	41

Total deferred tax benefit	(1,772)	(4,392)	(3,310)	(138)

Total income tax expense	$10,042	$17,870	$4,572	$3,983

        Tax benefits of $0, $0, $0 and $351 for the year ended December 31, 2009, the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively, associated with the exercise of stock options were recorded to additional paid-in capital. Tax benefits associated with the "Windfall" for stock options exercised are determined on a "with and without" basis.

        A deferred tax expense of $572, a tax benefit of $972, and a tax expense of $782 relating to the cumulative translation adjustment of the Company's foreign subsidiaries financial statements is recorded in other comprehensive income for the year ended December 31, 2009, the year ended December 31, 2008 and the period from June 15, 2007 to December 31, 2007, respectively.

        During the year ended December 31, 2008, the Company recorded adjustments to income tax expense and deferred income taxes related to the Acquisition. Amounts recorded in 2008 were to recognize an income tax expense and deferred tax liability of $1,880 for Connecticut state income taxes and an income tax benefit and deferred tax asset of $735 for deferred compensation.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 12—INCOME TAXES (Continued)

        Following is a reconciliation of the Company's effective income tax rate to the United States federal statutory tax rate:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	June 15, 2007 to December 31, 2007	January 1, 2007 to June 14, 2007
Expected tax at U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes
—net of federal income tax effect	(1.5)%	3.7%	5.6%	4.7%
Foreign rate differential	(5.0)%	(5.7)%	(6.0)%	(0.8)%
Foreign unremitted earnings	5.0%	5.7%	6.0%	8.1%
Non-deductible fees and expenses	0.3%	1.4%	10.9%	35.9%
Unrecognized tax benefits	(1.4)%	1.1%	1.6%	1.5%
Other	(2.0)%	(2.3)%	(0.4)%	0.1%

Effective tax rate	30.4%	38.9%	52.7%	84.5%

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 12—INCOME TAXES (Continued)

        The effect of temporary differences is included in deferred tax accounts as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
State tax loss and credit carryforwards	$23	$25
Accrued bonuses	314	538
Accrued lease liability	—	56
Product performance accrual	1,616	1,542
Bad debt reserves	568	440
Foreign deferred tax assets	—	14
Interest rate swap	1,465	2,212
Deferred compensation	728	735
Other reserves	515	761
Non-Qualified stock option compensation	1,696	—
Foreign tax credits	1,302	558

Total deferred tax assets	8,227	6,881
Deferred tax liabilities:
Fixed assets	(4,754)	(3,862)
Intangible assets	(78,801)	(83,760)
Foreign unremitted earnings	(6,842)	(4,628)
Earnings from equity owned entities	(279)	(165)
Restricted stock option compensation	(1,481)	—
Foreign deferred tax liabilities	(805)	(400)

Total deferred tax liabilities	(92,962)	(92,815)

Total net deferred tax liabilities	$(84,735)	$(85,934)

        Upon the implementation of guidance with respect to uncertain tax positions, codified under ASC 740, the Company recorded a liability for unrecognized tax benefits of $883 that was accounted for as a reduction to the Company's January 1, 2007 retained earnings. Approximately $305 is included in the unrecognized tax benefits recorded as of January 1, 2007, for the payment of interest and for penalties associated with those positions.

        The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense in the amount of approximately $476, $130, $160 and $92 for the year ended December 31, 2009, the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively. The Company had no accruals for interest or penalties prior to 2007. The Company had approximately $1,028 and $637 for the payments of interest and penalties accrued at December 31, 2009 and December 31, 2008, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of the Company's liability for unrecognized tax benefits (excluding interest and penalties) is as follows:

Predecessor
Balance at January 1, 2007	$1,090
Additions based on tax position related to the current year	73
Additions for tax position of prior years	—

Balance at June 14, 2007	$1,163

Successor
Balance at June 15, 2007	$1,163
Additions based on tax position related to the current year	178
Additions for tax position of prior years	—

Balance at December 31, 2007	$1,341

Additions based on tax position related to the current year	117
Additions for tax position of prior years	—
Reduction for tax position of prior years	(200)

Balance at December 31, 2008	$1,258

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,653
Reductions for tax positions of prior years	(333)

Balance at December 31, 2009	$3,578

        The amount of unrecognized tax benefit that would potentially impact the Company's effective tax rate was $2,569, $811 and $745 (excluding interest and penalties) as of December 31, 2009, December 31, 2008 and January 1, 2007, respectively.

        The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

        The Company has open tax years from 2007-2009 for U.S. federal tax purposes. The Company has open tax years from 2005-2009 with various state tax jurisdictions. The Company has open tax years from 2000-2009 with various foreign tax jurisdictions. It is reasonably possible that a reduction of unrecognized tax benefits may occur within the next twelve months as a result of reductions of the uncertain tax positions. The Company estimates that unrecognized tax benefits, excluding interest and penalties, at December 31, 2009 could be reduced by approximately $276.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 12—INCOME TAXES (Continued)

differ. The Company does not expect that such differences would have a material effect on its consolidated financial position, results of operations, or cash flows.

        As a result of the June 15, 2007 acquisition, the Company anticipates increased cash flow needs in the United States and expects to repatriate foreign earnings in the future. As a result, as of June 15, 2007, the Company has provided for U.S. federal income tax on undistributed current earnings of foreign subsidiaries except for its Malaysia operations.

        As of December 31, 2009 the undistributed earnings of the Company's Malaysian subsidiary are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. The Company is currently pursuing an Asian growth strategy that will include capacity expansion in the region and such expansion will be funded by its Malaysian subsidiary. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

        The Company's state tax loss and credit carryforwards total approximately $117, which if not utilized, will expire at various times through 2027.

NOTE 13—EMPLOYEE BENEFIT PLANS

        The Company maintains two defined contribution benefit plans covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans and can also make discretionary contributions to the plans. The Company expense under these plans was $872, $823, $580 and $365 for the year ended December 31, 2009, the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively.

        The Company also maintains defined contribution benefit plans for certain foreign employees. The expense under these plans was $1,111, $983, $503 and $377 for the year ended December 31, 2009, the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 14—FAIR VALUE MEASUREMENTS

        The following table provides the Company's financial assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2009 and December 31, 2008:

Description	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 31, 2008	$(6,013)	$—	$(6,013)	$—
Unrealized gain included in net income	1,995	—	1,995	—

Interest rate swap liability at December 31, 2009	$(4,018)	$—	$(4,018)	$—

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

        The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. Prior to 2008, the Company did not experience any material product performance matters. The Company has accrued for specific product performance matters incurred in 2008 and 2009 that are probable and estimable based on its best estimate of ultimate cash expenditures that it will incur for such items. The following table summarizes the Company's product performance liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2009	December 31, 2008
Balance as of beginning of period	$4,736	$—
Additions	572	5,616
Cash settlements	(1,098)	(880)

Balance as of end of period	$4,210	$4,736

NOTE 16—RELATED PARTIES

        Certain of the Company's shareholders with aggregate interests of 15,471,945 in shares are affiliated with the Company's First and Second Lien term loan lender. The Company has entered into an interest rate swap agreement with this lender. (See Note 8) One of these shareholders had an advisory services agreement until November 12, 2009, with the Company that provided for the payment of $423 in annual advisory fees. This shareholder had the right to appoint five of the seven Board members of the Company.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 16—RELATED PARTIES (Continued)

        Two of the Company's Board members had an advisory services agreement until November 12, 2009, with the Company that provided for the payment of $1.4 million in fees related to the DLJ Transactions in 2007 and provided for $150 in annual advisory fees. In 2007, these two Board members were also awarded a total of 517,510 of equivalent shares in connection with the Acquisition.

        A former Board member and shareholder with 1,068,771 shares had had an advisory services agreement until November 12, 2009 with the Company, which was terminated in September 2008 and provided for the payment of $164 in fees related to the Acquisition and annual advisory services fees of $36. This former Board member was also awarded 27,126 of equivalent shares in connection with the Acquisition.

        On November 12, 2009, the Company closed its IPO and paid $2.6 million to terminate all of the annual advisory services and monitoring agreements that it had entered into in connection with the Acquisition.

        Total expense under these advisory services agreements was $3,224, $638, $352 and $687 for the year ended December 31, 2009, the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively.

NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION

        ASC 280-10-50—Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. Based on the nature of its products and services, the Company has two reporting segments: Solar and Quality Assurance. Information as to each of these operations is set forth below.

        The accounting policies of the Company's business segments are the same as those described in the summary of significant accounting policies included elsewhere herein.

        Adjusted EBITDA is the main metric used by the management team and the board to plan, forecast and review the Company's business performance. Adjusted EBITDA represents net income before interest income and expense, income tax expense, depreciation, amortization, stock-based compensation expense, transaction fees, equity earnings on investments and certain non-recurring income and expenses from the results of operations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

        The following table sets forth information about the Company's operations by its two reportable segments and by geographic area:

Operations by Reportable Segment

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	June 15 to December 31, 2007	January 1 to June 14, 2007
Segment Adjusted EBITDA
Solar	$67,253	$83,042	$28,999	$13,089
Quality Assurance	22,857	17,586	12,081	5,908

Segment Adjusted EBITDA	$90,110	$100,628	$41,080	$18,997

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	June 15 to December 31, 2007	January 1 to June 14, 2007
Reconciliation of Adjusted EBITDA to Net income
Segment Adjusted EBITDA	$90,110	$100,628	$41,080	$18,997
Corporate Adjusted EBITDA	(8,479)	(3,291)	(1,776)	(729)

Adjusted EBITDA	81,631	97,337	39,304	18,268
Depreciation and amortization	(23,381)	(21,248)	(10,088)	(2,364)
Interest income	136	249	203	143
Interest expense	(17,068)	(20,809)	(13,090)	(2,918)
Income taxes	(10,042)	(17,870)	(4,572)	(3,983)
Management advisory fees	(3,224)	(638)	(352)	(687)
Unrealized gain (loss) on interest rate swap	1,995	(3,025)	(2,988)	—
Stock-based compensation	(7,308)	(1,752)	(2,634)	(33)
(Loss) gain on disposal of property, plant and equipment	(67)	3	—	(3)
Earnings on equity-method investments	317	178	84	46
Purchase accounting adjustments	—	—	(1,302)	—
Non-recurring items	—	(4,320)	(454)	—
Transaction fees	—	—	—	(7,737)

Net Income	$22,989	$28,105	$4,111	$732

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Operations by Geographic Area

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	June 15 to December 31, 2007	January 1 to June 14, 2007
Net Sales
United States	$147,742	$146,383	$44,898	$28,997
Spain	57,056	89,116	27,853	11,394
Hong Kong	31,145	30,438	16,288	10,851
Other	29,002	22,641	20,245	13,518

Total Net Sales	$264,945	$288,578	$109,284	$64,760

Depreciation and Amortization by Reportable Segment

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	June 15 to December 31, 2007	January 1 to June 14, 2007
Depreciation and Amortization
Solar	$13,640	$12,403	$5,654	$482
Quality Assurance	9,212	8,316	4,165	1,682
Corporate	529	529	269	200

Total Depreciation and Amortization	$23,381	$21,248	$10,088	$2,364

Capital Expenditures by Reportable Segment

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	June 15 to December 31, 2007	January 1 to June 14, 2007
Capital Expenditures
Solar	$7,255	$25,886	$7,220	$1,818
Quality Assurance	10,469	8,946	2,637	1,245
Corporate	109	456	207	447

Total Capital Expenditures	$17,833	$35,288	$10,064	$3,510

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All amounts in thousands except per share / unit amounts unless otherwise noted)

NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Total Assets by Reportable Segment

	December 31, 2009	December 31, 2008
Assets
Solar	$416,853	$405,538
Quality Assurance	214,787	203,417
Corporate	14,220	11,967

Total Assets	$645,860	$620,922

Long-Lived Assets by Reportable Segment

	December 31, 2009	December 31, 2008
Long-lived Assets
United States	$240,017	$246,983
Spain	22,308	19,699
Malaysia	9,576	6,820
China	7,038	4,230
Hong Kong	2,098	1,254
Other countries	4,021	11,196

Total Long-Lived Assets	$285,058	$290,182

        Foreign sales are based on the country in which the sales originated. Solar sales to one of the Company's major customers for the years ended December 31, 2009 and 2008 were $40,420 and $35,620, respectively. Accounts receivable from that customer amounted to $1,319 and $4,134 as of December 31, 2009 and December 31, 2008, respectively. Solar sales to two of the Company's major customers for the periods from June 15 to December 31, 2007 and January 1 to June 14, 2007 were $8,492 and $10,839, respectively.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chairman, President and Chief Executive Officer ("CEO"), and the Company's Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the "Exchange Act") as of December 31, 2009. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective such that the material information required to be included in the Company's Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting

        The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management's ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

        There have not been any other changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company's fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        Effective November 6, 2009, in connection with our IPO, our stockholders approved by written consent pursuant to Section 228 of the Delaware General Corporation Law (i) the adoption of our 2009 Equity Incentive Plan, (ii) the adoption and ratification of the form, terms and conditions of our Certificate of Incorporation, which had been previously approved by the members of STR Holdings (New) LLC and (iii) all actions taken and things done by the proper officers in connection with such resolutions.

        Holders of our then outstanding shares of units, approved each of the foregoing matters. The number of votes cast in favor of each matter was as follows:

Total Votes Cast:	20,822,215
Total Votes For:	20,822,215	100(	%)
Total Votes Against:	0	0(	%)

PART III

        All information in this Part may be found in the Company's proxy statement (the "Proxy Statement") to be delivered to stockholders in connection with the annual meeting of stockholders, which is scheduled for June 3, 2010 (the "Annual Meeting") and such information is incorporated in this report by reference pursuant to General Instruction G(2) of Form 10-K.

        A list of the Company's executive officers, together with their respective offices presently held with the Company or its subsidiaries, their business experience since January 1, 2005, and their ages as of the date of this report is set forth under "Item 1—Business" above.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

ITEM 11.    Executive Compensation

        The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

 PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

        (a)   List of documents filed as part of this report or incorporated herein by reference:

          (1)   Financial Statements:

        The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated.

  (2)
  Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	133

Schedule II—Valuation and Qualifying Accounts

STR Holdings, Inc. and Subsidiaries

	Beginning Balance	Additions/ Charged to Expenses	Deletions	Balance at End of Period
Successor
Year ended December 31, 2009
Accounts receivable allowance for doubtful accounts	$3,015	1,403	(1,950)	$2,468
Year ended December 31, 2008
Accounts receivable allowance for doubtful accounts	$1,867	1,950	(802)	$3,015
Period from June 15 to December 31, 2007
Accounts receivable allowance for doubtful accounts	$1,407	562	(102)	$1,867
Predecessor
Period from January 1 to June 14, 2007
Accounts receivable allowance for doubtful accounts	$1,074	384	(51)	$1,407
  (3)
  Exhibits:

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 5, 2009, among STR Holdings (New) LLC, STR Merger, Inc. and Specialized Technology Resources, Inc. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
2.2
Second and Amended and Restated Limited Liability Company Agreement of STR Holdings (New) LLC, dated as of November 5, 2009. (filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
2.3
Plan of Conversion of STR Holdings (New) LLC, dated as of November 6, 2009. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
3.1
Certificate of Incorporation of STR Holdings, Inc. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
3.2	Bylaws of the STR Holdings, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
4.2
Registration Rights Agreement, dated as of November 6, 2009, among STR Holdings, Inc. and the stockholders party thereto. (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.1	Form of Indemnification Agreement between STR Holdings, Inc. and each of its directors and executive officers. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.2	2009 Equity Incentive Plan. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.3
Employment Agreement, dated as of July 18, 2008, between Specialized Technology Resources, Inc. and Dennis L. Jilot. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.4
Amendment, dated as of September 3, 2009, to the Employment Agreement between Specialized Technology Resources, Inc. and Dennis L. Jilot. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.5
Employment Agreement, dated as of June 15, 2007, between Specialized Technology Resources, Inc. and Barry A. Morris. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.6
Employment Agreement, dated as of June 15, 2007, between Specialized Technology Resources, Inc. and Robert S. Yorgensen. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.7
Employment Agreement, dated as of August 17, 2009, between Specialized Technology Resources, Inc. and Mark A. Duffy. (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.8
First Lien Credit Agreement, dated as of June 15, 2007, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the lenders party thereto, and Credit Suisse. (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.9
Amendment No. 1 to the First Lien Credit Agreement, dated as of October 5, 2009, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the lenders party thereto, and Credit Suisse. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.10
First Lien Guarantee and Collateral Agreement, dated as of June 15, 2007, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the subsidiaries of the borrower from time to time party thereto, and Credit Suisse. (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.11
Supplement No. 1, dated as of November 5, 2009, to the First Lien Guarantee and Collateral Agreement dated as of June 15, 2007, among Specialized Technology Resources, Inc., the subsidiaries of Specialized Technology Resources, Inc. party thereto, and Credit Suisse. (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

10.12	Second Lien Credit Agreement, dated as of June 15, 2007, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the lenders party thereto, and Credit Suisse. (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.13
Amendment No. 1 to the Second Lien Credit Agreement, dated as of October 5, 2009, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the lenders party thereto, and Credit Suisse. (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.14
Second Lien Guarantee and Collateral Agreement, dated as of June 15, 2007, by and among Specialized Technology Resources, Inc., STR Holdings LLC, the subsidiaries of the borrower from time to time party thereto, and Credit Suisse. (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.15
Supplement No. 1, dated as of November 5, 2009, to the Second Lien Guarantee and Collateral Agreement dated as of June 15, 2007, among Specialized Technology Resources, Inc., the subsidiaries of Specialized Technology Resources, Inc. party thereto, and Credit Suisse. (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.16
Intercreditor Agreement, dated as of June 15, 2007, by and between Specialized Technology Resources, Inc., STR Holdings LLC and Credit Suisse. (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.17
Assignment and Assumption Agreement, dated as of November 5, 2009, between STR Holdings LLC and STR Holdings (New) LLC. (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.18
Form of STR Holdings, Inc. Restricted Stock Agreement for executive officers that held incentive units in STR Holdings (New) LLC. (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.19
Form of STR Holdings, Inc. Restricted Stock Agreement for other holders of units in STR Holdings (New) LLC. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.20
Class A Unit Grant Agreement, dated as of November 5, 2009, between STR Holdings (New) LLC and Dennis L. Jilot. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.21
Restricted Stock Agreement, dated as of November 6, 2009, between STR Holdings, Inc, and Dennis L. Jilot. (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.22
Form of Restricted Stock Agreement of STR Holdings, Inc. (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.23	Specialized Technology Resources, Inc. Management Incentive Plan. (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.24
Form of STR Holdings, Inc. Option Award Agreement for executive officers. (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.25
Form of STR Holdings, Inc. Incentive Stock Option Award Agreement. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.26
Form of STR Holdings, Inc. Non Qualified Stock Option Award Agreement. (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
10.27
Subscription Agreement, dated as of September 30, 2009, by and between Specialized Technology Resources, Inc. and STR Holdings (New) LLC. (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
*21	Subsidiaries of STR Holdings, Inc.
*23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)
By:	/s/ DENNIS L. JILOT
	Name:	Dennis L. Jilot
	Title:	Chairman, President and Chief Executive Officer

Dated: March 19, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name		Title	Date

By:	/s/ DENNIS L. JILOT	Chairman, President and Chief Executive Officer	March 19, 2010
Name:	Dennis L. Jilot	(Principal Executive Officer)
By:	/s/ BARRY A. MORRIS	Executive Vice President and Chief Financial Officer	March 19, 2010
Name:	Barry A. Morris	(Principal Financial Officer)
By:	/s/ JOSEPH C. RADZIEWICZ	Controller and Principal Accounting Officer	March 19, 2010
Name:	Joseph C. Radziewicz	(Principal Accounting Officer)
By:	/s/ SCOTT S. BROWN	Director	March 19, 2010
Name:	Scott S. Brown
By:	/s/ JOHN A. JANITZ	Director	March 19, 2010
Name:	John A. Janitz
By:	/s/ ANDREW M. LEITCH	Director	March 19, 2010
Name:	Andrew M. Leitch
By:	/s/ JASON L. METAKIS	Director	March 19, 2010
Name:	Jason L. Metakis
By:	/s/ DOMINICK J. SCHIANO	Director	March 19, 2010
Name:	Dominick J. Schiano
By:	/s/ SUSAN C. SCHNABEL	Director	March 19, 2010
Name:	Susan C. Schnabel
By:	/s/ RYAN M. SPROTT	Director	March 19, 2010
Name:	Ryan M. Sprott