Form 10-Q
period 2010-03-31
STR Holdings, Inc.
filed 2010-05-12
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Water Street Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

(860) 749-8371

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒.

At May 12, 2010, there was 41,349,710 shares of Common Stock, par value $0.01 per share, outstanding

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Quarter Ended March 31, 2010

Part I. Financial Information

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share amounts

	March 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,260	$69,149
Short-term investments	1,002	1,001
Accounts receivable, trade, less allowances for doubtful accounts of $2,472 and $2,468 in 2010 and 2009, respectively	37,582	33,744
Unbilled receivables	4,234	2,462
Inventories	12,828	12,267
Other current assets	6,700	6,500
Total current assets	138,606	125,123
Property, plant and equipment, net	67,736	68,895
Intangible assets, net	213,287	216,163
Goodwill	223,359	223,359
Deferred financing costs	5,465	5,797
Other noncurrent assets	6,482	6,523
Total assets	$654,935	$645,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,938	$1,981
Book overdraft	108	685
Interest rate swap liability	2,802	4,018
Accounts payable	13,576	10,404
Billings in excess of earned revenues	4,694	4,630
Accrued liabilities	14,559	14,680
Income taxes payable	3,171	3,587
Total current liabilities	40,848	39,985
Long-term debt, less current portion	238,062	238,525
Deferred tax liabilities	93,023	92,962
Other long-term liabilities	2,340	3,118
Total liabilities	374,273	374,590
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,349,710 issued and outstanding (Note 5)	402	402
Additional paid-in capital	218,278	214,954
Retained earnings	62,965	55,205
Accumulated other comprehensive (loss) income, net	(983)	709
Total stockholders’ equity	280,662	271,270
Total liabilities and stockholders’ equity	$654,935	$645,860

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except shares and per share amounts

	Three Months Ended March 31,
	2010	2009
Net sales—Solar	$54,811	$34,187
Net sales—Quality Assurance	24,962	23,928
Total net sales	79,773	58,115
Cost of sales—Solar	31,454	20,794
Cost of sales—Quality Assurance	18,228	17,199
Total cost of sales	49,682	37,993
Gross profit	30,091	20,122
Selling, general and administrative expenses	15,969	10,888
Provision for bad debt expense	109	400
Earnings on equity-method investments	(19)	(36)
Operating income	14,032	8,870
Interest income	28	14
Interest expense	(4,231)	(4,059)
Foreign currency transaction losses	(43)	(360)
Unrealized gain on interest rate swap	1,216	569
Income before income tax expense	11,002	5,034
Income tax expense	3,242	1,921
Net income	$7,760	$3,113
Other comprehensive income:
Foreign currency translation loss	(1,692)	(1,047)
Total comprehensive income	$6,068	$2,066
Earnings per share (Note 3):
Basic	$0.19	$0.09
Diluted	$0.19	$0.08
Weighted-average shares outstanding (Note 3):
Basic	40,190,769	36,434,486
Diluted	41,698,849	37,464,766

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$7,760	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,882	2,750
Amortization of intangibles	2,876	2,876
Amortization of deferred financing costs	332	288
Stock-based compensation expense	3,791	404
Unrealized gain on interest rate swap	(1,216)	(569)
Earnings on equity investments	(19)	(36)
(Gain) loss on disposal of property, plant and equipment	(1)	1
Provision for bad debt expense	109	400
Provision for deferred taxes	1,047	(163)
Changes in operating assets and liabilities:
Accounts receivable	(4,497)	6,734
Inventories	(853)	1,103
Accounts payable	3,489	(6,409)
Accrued liabilities	180	1,691
Income taxes payable	(323)	(1,369)
Other, net	(2,315)	1,308
Net cash provided by operating activities	13,242	12,122
INVESTING ACTIVITIES
Capital expenditures	(3,149)	(5,773)
Proceeds from sale of fixed assets	12	—
Net cash used in investing activities	(3,137)	(5,773)
FINANCING ACTIVITIES
Long-term debt repayments	(463)	(463)
Principal payments on capital lease obligations	(43)	(40)
Other issuance costs	(1,138)	(250)
Net cash used in financing activities	(1,644)	(753)
Effect of exchange rate changes on cash	(1,350)	(504)
Net increase in cash and cash equivalents	7,111	5,092
Cash and cash equivalents, Beginning of period	69,149	27,868
Cash and cash equivalents, End of period	$76,260	$32,960

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the SEC on March 19, 2010. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates.

Certain prior period disclosures have been reclassified to conform to the current period’s presentation.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard related to Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard did not have an impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued a standard related to Amendments to FASB Interpretation No. 46(R). The standard requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard did not have an impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASC 605-25 addresses the accounting for these arrangements and enables vendors to account for product and services (deliverables) separately rather than as a combined unit. The amendments will significantly improve the reporting of these transactions to more closely resemble their underlying economics, eliminate the residual method of allocation and improve financial reporting with greater transparency of how a vendor allocates revenue in its arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The standard will not have an impact on the Company’s condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—EARNINGS PER SHARE

In connection with the Company’s initial public offering (“IPO”) that occurred in November 2009, existing holders of Class A, B, C, D, E and F units were issued shares of common stock in exchange for their units. Shares of common stock were issued for vested units and restricted common stock for unvested units based upon the equity value of the Company on the IPO date, in accordance with the STR Holdings LLC agreement relating to priority distribution of units for shares.

The impact of this issuance has been applied on a retrospective basis to determine earnings per share for the Company’s three month period ended March 31, 2009. The number of common shares reflected in the calculation is the total number of shares (vested and unvested) issued to the Company’s unitholders based upon their units held on the IPO date. The vesting provisions of the units have been applied to the total common shares issued to determine basic earnings per share (based upon vested common shares equivalent to vested units) and diluted earnings per share (based upon the treasury stock method for unvested restricted common shares equivalent to unvested units).

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2010	2009
Basic and diluted net earnings per share
Numerator:
Net income	$7,760	$3,113
Denominator:
Weighted-average shares outstanding	40,190,769	36,434,486
Add: dilutive effect of stock options	705,084	—
Add: dilutive effect of restricted common stock units	802,996	1,030,280
Weighted-average shares outstanding with dilution	41,698,849	37,464,766
Basic earnings per share	$0.19	$0.09
Diluted earnings per share	$0.19	$0.08

2,790,601 stock options issued in November 2009 were not included in the computation of diluted weighted-average shares outstanding because the effect would be anti-dilutive.

NOTE 4—INVENTORIES

        Inventories consist of the following:

	March 31, 2010	December 31, 2009

Finished goods	$4,043	$2,547
Raw materials	8,785	9,720
	$12,828	$12,267

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2010 are as follows:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Issued	Amount	Capital	(Loss) Income	Earnings	Equity
Balance at December 31, 2009	40,166,397	$402	$214,954	$709	$55,205	$271,270
Stock-based compensation	73,116	—	3,791	—	—	3,791
Net income	—	—	—	—	7,760	7,760
Offering costs from IPO	—	—	(467)	—	—	(467)
Foreign currency translation	—	—	—	(1,692)	—	(1,692)
Balance at March 31, 2010	40,239,513	$402	$218,278	$(983)	$62,965	$280,662

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At March 31, 2010, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2010, there were 41,349,710 shares of issued and outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,349,710 shares are 40,239,513 shares of common stock and 1,110,197 shares of restricted unvested common stock.

NOTE 6—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. A total of 4,750,000 shares of common stock, subject to increase on an annual basis, are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by us or our affiliates, or a company acquired by us or with which we combine. Options generally vest monthly over a five-year period and expire ten years from the date of grant.

On November 6, 2009, the Company issued 3,495,685 options to purchase shares of the Company’s common stock at exercise prices ranging from $10.00 to $21.50 to certain employees and directors under the 2009 Plan. There were also 40,000 restricted shares issued on the same date to certain directors that are included in the unvested restricted shares at March 31, 2010. There were 1,214,315 shares available for grant under the 2009 Plan as of March 31, 2010.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2010:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2009	3,495,685	$10.65
Options granted	—	—
Exercised	—	—
Canceled/forfeited	—	—
Balance at March 31, 2010	3,495,685	$10.65	9.58	$4.59	$44,928
Vested and exercisable as of March 31, 2010	1,779,432	$10.67	9.58	$4.44	$22,832
Vested and exercisable as of March 31, 2010 and expected to vest thereafter	3,495,685	$10.65	9.58	$4.59	$44,928

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $23.50 of the Company’s common stock on March 31, 2010.

As of March 31, 2010, there was $7.2 million of unrecognized compensation cost related to outstanding employee and director stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.93 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted shares activity under the Company’s 2009 Plan for the three months ended March 31, 2010:

	Unvested Restricted Shares
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2009	1,183,313	$10.00
Granted	—
Vested	(73,116)
Canceled	—
Unvested at March 31, 2010	1,110,197	$10.00
Expected to vest after March 31, 2010(1)	1,110,197	$10.00

(1)                     As of March 31, 2010, there was $5.6 million of unrecognized compensation cost related to employee and director unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.23 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

Stock-based compensation expense was included in the following condensed consolidated statement of operations and comprehensive income categories:

	Three Months Ended March 31,
	2010	2009
Selling, general and administrative expense	$3,791	$404
Total recognized tax benefit	$—	$—

NOTE 7—INCOME TAXES

The Company’s effective income tax rate was 29.5% compared to the United States federal statutory tax rate of 35%. Included in the Company’s effective rate is a $829 Advanced Energy Project tax credit that the Company received in January 2010 under the American Recovery and Reinvestment Act of 2009. The tax credit was partially offset by its related deferred tax liability, with a net impact of $539 being accounted for as a discrete item during the first quarter of 2010, providing a one-time 4.9% benefit to the Company’s effective tax rate. The Company’s effective tax rate was approximately 38.2% for the three months ended March 31, 2009.

NOTE 8—FAIR VALUE MEASUREMENTS AND INTEREST RATE SWAP

Fair Value Measurements

The following table provides the Company’s financial assets and liabilities reported at fair value and measured on a recurring basis as of March 31, 2010 and December 31, 2009:

Description	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 31, 2009	$(4,018)	$—	$(4,018)	$—
Unrealized gain included in net income	1,216	—	1,216	—
Interest rate swap liability at March 31, 2010	$(2,802)	$—	$(2,802)	$—

The fair value for the Company’s interest rate swap is determined using observable current market information as of the reporting date.

Interest Rate Swap

Effective September 13, 2007, the Company entered into an interest rate swap contract for $200 million notional principal amount of its variable rate debt. The notional principal amount decreased to $130 million on October 1, 2008 and the contract terminates on September 30, 2010. The Company was required under the terms of both its First Lien and Second Lien debt agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10—Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the swap are recorded in the statement of operations. The fair value of the swap was a liability of $2,802 and $4,018 at March 31, 2010 and December 31, 2009, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. The Company has accrued for specific product performance matters incurred in 2009 and 2010 that are probable and estimable based on its best estimate of ultimate cash expenditures that it will incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

	March 31, 2010	March 31, 2009
Balance as of beginning of period	$4,210	$4,736
Additions	85	247
Cash settlements	(157)	(685)
Balance as of end of period	$4,138	$4,298

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION

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

Adjusted EBITDA is the main metric used by the management team and the Board to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net income before interest income and expense, income tax expense, depreciation, amortization, stock-based compensation expense, transaction fees, equity earnings on investments and certain non-recurring income and expenses from the results of operations.

The following table sets forth information about the Company’s operations by its two reportable segments and by geographic area:

Operations by Reportable Segment

	Three Months Ended March 31,
	2010	2009
Segment Adjusted EBITDA
Solar	$24,891	$15,138
Quality Assurance	1,638	2,826
Segment Adjusted EBITDA	$26,529	$17,964

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

	Three Months Ended March 31,
	2010	2009
Reconciliation of Adjusted EBITDA to Net Income
Segment Adjusted EBITDA	$26,529	$17,964
Corporate Adjusted EBITDA	(2,818)	(3,309)
Adjusted EBITDA	23,711	14,655
Depreciation and amortization	(5,758)	(5,626)
Interest income	28	14
Interest expense	(4,231)	(4,059)
Income taxes	(3,242)	(1,921)
Management advisory fees	—	(150)
Unrealized gain on interest rate swap	1,216	569
Secondary offering expense	(193)	—
Stock-based compensation	(3,791)	(404)
Gain (loss) on disposal of property, plant and equipment	1	(1)
Earnings on equity-method investments	19	36
Net Income	$7,760	$3,113

Operations by Geographic Area

	Three Months Ended March 31,
	2010	2009
Net Sales
United States	$36,940	$35,661
Spain	23,156	11,953
Malaysia	8,016	155
Hong Kong	5,971	6,232
Other	5,690	4,114
Total Net Sales	$79,773	$58,115

Depreciation and Amortization by Reportable Segment

	Three Months Ended March 31,
	2010	2009
Depreciation and Amortization
Solar	$3,312	$3,258
Quality Assurance	2,297	2,165
Corporate	149	203
Total Depreciation and Amortization	$5,758	$5,626

Capital Expenditures by Reportable Segment

	Three Months Ended March 31,
	2010	2009
Capital Expenditures
Solar	$1,160	$3,108
Quality Assurance	1,709	2,657
Corporate	280	8
Total Capital Expenditures	$3,149	$5,773

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Total Assets by Reportable Segment

	March 31, 2010	December 31, 2009
Assets
Solar	$418,564	$416,853
Quality Assurance	220,968	214,787
Corporate	15,403	14,220
Total Assets	$654,935	$645,860

Long-Lived Assets by Geographic Area

	March 31, 2010	December 31, 2009
Long-lived Assets
United States	$235,865	$240,017
Spain	19,102	22,308
Malaysia	13,550	9,576
China	6,767	7,038
Hong Kong	1,994	2,098
Other countries	3,745	4,021
Total Long-Lived Assets	$281,023	$285,058

Foreign sales are based on the country in which the sales originate. Solar sales to two of the Company’s major customers for the three months ended March 31, 2010 and 2009 were $19,272 and $15,249, respectively. Accounts receivable from those customers amounted to $6,224 and $3,179 as of March 31, 2010 and December 31, 2009, respectively.

NOTE 11—SUBSEQUENT EVENT

Secondary Public Offering of Common Stock on Behalf of Selling Stockholders

On April 15, 2010, the Company filed a final prospectus with the SEC pursuant to Rule 424(b) for a public offering of 8,050,000 shares of common stock (including 1,050,000 shares sold upon the exercise of the underwriters’ over-allotment option) which were sold at a price to the public of $18.75 per share by certain of the Company’s stockholders. The aggregate offering price for all shares sold in the offering by the selling stockholders, was $150,938. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-1 (File No. 333-165893), which was declared effective by the SEC on April 15, 2010. The offering commenced as of April 12, 2010 and closed on April 21, 2010. Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. acted as representatives of the underwriters. The Company did not receive any of the proceeds from the sale of the shares in the offering.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We were founded in 1944 as a plastics research and development company and evolved into two core businesses; Solar encapsulant manufacturing and Quality Assurance services. We launched our Quality Assurance business in 1973, and we commenced sales of our Solar encapsulant products in the late 1970s.

We are a leading global provider of encapsulants to the solar module industry. Encapsulants are a critical component used in solar modules. We supply solar module encapsulants to many of the major solar module manufacturers and believe we were the primary supplier of encapsulants to each of our top 10 customers in the first quarter ended March 31, 2010, which we believe is due to our superior product performance and customer service. Our encapsulants are used in both crystalline and thin-film solar modules.

Our Quality Assurance business is a leader in the consumer products quality assurance market, and we believe our Quality Assurance business represents the only global testing services provider exclusively focused on the consumer products market. Our Quality Assurance business provides inspection, testing, auditing and consulting services that enable retailers and manufacturers to determine whether products and facilities meet applicable safety, regulatory, quality, performance and social standards.

STRATEGIC FOCUS

Our objective for our Solar business is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. We plan to accomplish this by continuing to invest in product development to enhance our superior product technologies, optimizing our global manufacturing and distribution footprint and increasing our market share in the rapidly growing Asia-Pacific region via our ‘One Plus China’ growth strategy. Our plant in Malaysia represents the first milestone of this strategy. The second milestone will be to establish a production facility in China when we believe the timing is appropriate. Events associated with our strategic initiatives during the first three months of 2010 follow:

•                  We increased our solar market share in the Asia Pacific region, including China. Solar net sales into the Asia Pacific region increased by approximately 72% in the first quarter of 2010 compared to the corresponding 2009 period and by approximately 31% over net sales for the fourth quarter of 2009.

•                  Our recently-opened Malaysia encapsulant facility continued to ramp and operated successfully with 1.0 GW of capacity that is now producing commercial volumes. We are in the process of expanding the facility’s capacity from 1.0 GW to 2.0 GW by the end of the second quarter of 2010. In addition, we recently announced plans to double the size of the existing production and warehouse space by the end of the first quarter of 2011 to provide for total capacity of up to 4.0 GW.

•                  We continued our investment in innovation with the appointment of a Chief Technology Officer who oversees the Solar segment’s research and development and technical service functions with the intent of developing new generation encapsulant technology and creating a pipeline of innovative products.  Also, we continued the pursuit of commercialization of our new thermoplastic encapsulant that is specific to thin-film applications and our new “Generation 3” fast-cure formulation that can double laminator throughput. We believe these innovative products will provide a strong value proposition to our customers by increasing their manufacturing throughput, improving yields and reducing their overall cost of manufacturing.

•                  We continued to strengthen our customer relationships and entered into a contract with another of our top ten customers. As of March 31, 2010, we have formal contractual relationships with six of our top ten customers, the most in STR Solar’s history. These contracts provide for better operational and capital efficiency as well as improved manufacturing visibility, allowing us to better serve the needs of our growing customers.

Our Quality Assurance business will focus on leveraging our global footprint and cost base, technical and industry knowledge, breadth of service offerings and superior customer service to drive sales growth. During the first quarter of 2010, the Quality Assurance segment established a global leadership team to increase the global alignment of its operating units and expand services with existing clients and aggressively target new clients on a global scale.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our condensed consolidated financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived intangible and tangible assets, goodwill, product performance matters, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010.

There have been no changes in such policies during the quarter ended March 31, 2010.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

Net Sales

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Net sales—Solar	$54,811	69%	$34,187	59%	$20,624	60%
Net sales—Quality Assurance	$24,962	31%	$23,928	41%	$1,034	4%
Total net sales	$79,773	100%	$58,115	100%	$21,658	37%

Net sales increased $21.7 million, or 37%, to $79.8 million for the three months ended March 31, 2010 from $58.1 million for the corresponding 2009 period, primarily driven by strong sales volume growth achieved in our Solar segment.

Net Sales—Solar

Net sales in our Solar segment increased $20.6 million, or 60%, to $54.8 million for the three months ended March 31, 2010 from $34.2 million for the corresponding 2009 period. Volume increased 87% mainly due to an improved solar industry macro environment that increased demand for our encapsulants. The solar module supply chain was negatively impacted in the first quarter of 2009 by, among other things, the Spanish government policy change in feed-in tariff policy that occurred in 2008 and reduced end user solar module demand that created excess module inventory in the supply chain and a lack of available financing for solar projects due to global banking conditions. Also, our first quarter 2009 sales were disproportionately impacted as many of our European module customers lost market share to fast-emerging, low cost Asian module manufacturers. During the second half of 2009 and through the first quarter of 2010, overall solar industry conditions have improved and we have increased our market share with Asian module manufacturers. Demand in the first quarter of 2010 also benefited from a pull-in of orders ahead of changes to German feed-in tariffs anticipated for the second half of 2010. This has led to an increase in solar module sales and increased demand for our encapsulants. As such, we may see increased Solar sales in the first half of 2010 than in the second half of 2010. Price decreased 30% due to overall solar industry pricing pressure, mix, as well as deliberate price reductions granted upon the signing of contracts with certain customers in exchange for increased volume. The Euro’s strengthening versus the U.S. dollar positively impacted our first quarter 2010 net sales by 3%.

First quarter 2010 net sales increased by $4.5 million or 9% on a sequential basis from fourth quarter 2009 net sales of $50.3 million. The majority of such increase was due to increased volumes of 22% driven by improved user demand for solar modules from pull-ins associated with the changes to German feed-in tariffs and strong market penetration with Asian module manufacturers. On a sequential quarter over quarter basis, price/mix decreased 11% due to the same reasons discussed above while foreign exchange negatively impacted net sales by 2%.

Net Sales—Quality Assurance

Net sales in our Quality Assurance segment increased $1.0 million, or 4%, to $24.9 million for the three months ended March 31,

2010 from $23.9 million in 2009, primarily as a result of increased volume in the United States and Europe. U.S. Quality Assurance sales growth was mainly driven by our social accountability auditing business. While net sales increased compared to the first quarter of 2009, we did experience lower net sales due to the reduction in services procured from us by certain clients. We expect net sales to increase during the remainder of 2010 as the first quarter is historically slowest for this segment due to seasonal factors. In addition, the Quality Assurance leadership team is keenly focused on increasing sales to existing clients as well as aggressively target new business.

Cost of Sales

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Cost of sales—Solar	$31,454	39%	$20,794	36%	$10,660	51%
Cost of sales—Quality Assurance	$18,228	23%	$17,199	29%	$1,029	6%
Total cost of sales	$49,682	62%	$37,993	65%	$11,689	31%

Cost of sales increased $11.7 million, or 31%, to $49.7 million for the three months ended March 31, 2010 from $38.0 million for the corresponding 2009 period, mainly as a result of the increase in our Solar net sales as noted above and increased raw material and direct labor costs.

Cost of Sales—Solar

Cost of sales in our Solar segment increased $10.7 million, or 51%, to $31.5 million for the three months ended March 31, 2010 from $20.8 million in the same period in 2009. The increase in our Solar segment’s cost of sales was mainly due to increased variable costs associated with the increase in sales volume, raw material inflation and higher labor and benefits.

Non-cash intangible asset amortization expense of $2.1 million was included in cost of sales for each of the three months ended March 31, 2010 and 2009, respectively.

Cost of Sales—Quality Assurance

Cost of sales in our Quality Assurance segment increased $1.0 million, or 6%, to $18.2 million for the three months ended March 31, 2010 from $17.2 million for the same period in 2009. This increase was the result of increased labor expense, which provided unfavorable cost absorption due to the first quarter being historically the seasonally slowest for Quality Assurance sales generation and lower volume than anticipated from certain clients.

Non-cash intangible asset amortization expense of $0.8 million was included in cost of sales for each of the three months ended March 31, 2010 and 2009, respectively.

Gross Profit

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Gross profit	$30,091	38%	$20,122	35%	$9,969	50%

Gross profit increased $10.0 million, or 50%, to $30.1 million for the three months ended March 31, 2010 from $20.1 million for the same period in 2009 primarily due to the sales increase in our Solar segment. As a percentage of sales, gross profit increased 310 basis points from 34.6% for the three months ended March 31, 2009 to 37.7% for the same period in 2010.

Gross profit increased as a percentage of sales primarily due to increased operating leverage of fixed costs associated with our Solar sales volume increase, partially offset by lower pricing and increased raw material costs in our Solar segment and higher labor cost incurred by our Quality Assurance segment. Also, we generated a higher mix of net sales in our higher margin Solar business, which accounted for 69% and 59% of our consolidated net sales for the three months ended March 31, 2010 and 2009, respectively.

Non-cash intangible asset amortization expense of $2.9 million reduced gross profit for the three months ended March 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
SG&A	$15,969	20%	$10,888	19%	$5,081	47%

SG&A increased 47% for the three months ended March 31, 2010 compared to the corresponding period in the prior year. Non-cash stock-based compensation expense increased by approximately $3.4 million, mainly due to the issuance of stock options, which have accelerated vesting clauses, in connection with our initial public offering (“IPO”) that occurred in November 2009. At the IPO date, we issued stock options for incentive units that only partially converted or did not convert to common shares. These stock options began vesting on January 31, 2010. We project that, based on current stock options issued and outstanding, our stock-based compensation expense will be approximately $1.4 million per quarter beginning in the second quarter of 2010 for the remainder of 2010. Salaries and benefits increased $1.6 million for the three months ended March 31, 2010 due to increased headcount in our sales, information technology and finance functions necessary to support our anticipated growth and operations as a public company. The increase in information technology costs was partially the result of a portion of such expense being capitalized in the prior year’s quarter when the projects were in the development phase.

Interest Expense

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Interest expense	$4,231	5%	$4,059	7%	$172	4%

Interest expense increased $0.2 million, or 4%, to $4.2 million for the three months ended March 31, 2010 from $4.0 million in the corresponding 2009 period. This increase was primarily the result of higher non-cash amortization expense of deferred financing costs and lower proceeds received on our interest rate swap that more than offset lower interest rates and lower debt levels.

Other Income (Expense) Items

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Other income (expense)	$1,201	2%	$223	—%	$978	439%

During the three months ended March 31, 2010, we recognized a $1.2 million unrealized gain on our interest rate swap entered into during 2007 as a requirement under our credit facilities compared to a $0.6 million gain in the corresponding 2009 period. Foreign currency transaction losses decreased $0.3 million during the three months ended March 31, 2010 to a loss of approximately $0.1 million from a loss of $0.4 million in the corresponding 2009 period.

Income Taxes

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Income taxes	$3,242	4%	$1,921	3%	$1,321	69%

Income tax expense increased $1.3 million to $3.2 million for the three months ended March 31, 2010 from $1.9 million in the 2009 period. Our effective tax rate for the three months ended March 31, 2010 was 29.5% compared to the federal statutory rate of 35% and our effective tax rate for the three months ended March 31, 2009 was 38.2%. Included in our first quarter 2010 effective rate is a $829 Advanced Energy Project tax credit that we received in January 2010 under the American Recovery and Reinvestment Act of 2009. The tax credit was partially offset by its related deferred tax liability, with a net impact of $539 being accounted for as a discrete item during the first quarter of 2010, providing a one-time 4.9% benefit to our effective tax rate.

Net Income

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Net income	$7,760	10%	$3,113	5%	$4,647	149%

Net income increased $4.7 million to $7.8 million for the three months ended March 31, 2010 from net income of $3.1 million in 2009 primarily due to the increased Solar Adjusted EBITDA as discussed below, gain on our interest rate swap and lower effective tax rate that more than offset the Quality Assurance Adjusted EBITDA decline as discussed below.

Non-GAAP Earnings Per Share

To supplement our condensed consolidated financial statements, we use a non-GAAP financial measure called non-GAAP earnings per share (“EPS”). Non-GAAP EPS is defined for the periods presented in the following table. It should be noted that diluted weighted average shares are determined on a GAAP basis and the resulting share count is used for computing both GAAP and non-GAAP diluted EPS.

Management believes that non-GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current-period results with those of prior periods as well as with our peers. Non-GAAP EPS is one of the main metrics used by management and our board of directors to plan and measure our operating performance. In addition, non-GAAP EPS is the only metric used for our chief executive officer and chief financial officer, and is also used in conjunction with segment Adjusted EBITDA, to determine annual bonus compensation for our segment presidents under our management incentive plan.

	Three Months Ended March 31,
	2010	2009
Net income	$7,760	$3,113
Adjustments to net income:
Amortization of deferred financing costs	332	288
Amortization of intangibles	2,876	2,876
Stock-based compensation expense	3,791	404
Secondary offering expense	193	—
Tax effect of adjustments	(2,224)	(1,153)

Non-GAAP net income	$12,728	$5,528

Diluted shares outstanding	41,698,849	37,464,766

Diluted net income per share	$0.19	$0.08

Diluted non-GAAP net income per share	$0.31	$0.15

Segment Results of Operations

We report our business in two segments: Solar and Quality Assurance. The accounting policies of the segments are the same. We measure segment performance based on total revenues and Adjusted EBITDA. See Note 10-Reportable Segments and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Revenues for each of our segments are described in further detail above. Corporate overhead is not allocated to our segments, and therefore not included in the presentation below. It is mainly comprised of expenses associated with corporate headquarters, the executive management team and certain centralized functions that benefit us but are not directly attributable to the segments such as finance and certain legal costs. The discussion that follows is a summary analysis of total revenues and the primary changes in Adjusted EBITDA by segment.

Solar

	Three Months Ended March 31,
	2010	2009	Change
	Amount	Amount	Amount	%
Net Sales	$54,811	$34,187	$20,624	60%
Adjusted EBITDA	$24,891	$15,138	$9,753	64%
Adjusted EBITDA as % of Segment Net Sales	45.4%	44.2%

Adjusted EBITDA as percentage of net sales for this business segment increased for the three months ended March 31, 2010 compared to the same period in 2009 due to higher gross margins driven by the increase in net sales and increased absorption of fixed costs. SG&A was relatively flat for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Quality Assurance

	Three Months Ended March 31,
	2010	2009	Change
	Amount	Amount	Amount	%
Net Sales	$24,962	$23,928	$1,034	4%
Adjusted EBITDA	$1,638	$2,826	$(1,188)	(42)%
Adjusted EBITDA as % of Segment Net Sales	6.6%	11.8%

Adjusted EBITDA as a percentage of net sales for this business segment decreased for the three months ended March 31, 2010 compared to the same period in 2009. SG&A expenses increased by $1.0 million due to increased labor and benefits expense. This increase is primarily related to headcount added in the prior year to support the full year 2009 sales increase of 8.6% compared to 2008 that provided unfavorable cost absorption due to the first quarter being historically slowest for Quality Assurance sales generation due to seasonal factors and the labor associated with information technology systems that are near the implementation stage that were capitalized in the prior year’s quarter as the projects were in the development phase.

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations. From 2003 through the first quarter of 2010, net cash provided by operating activities has been sufficient to fund our working capital needs, debt service and capital expenditures. As of March 31, 2010, our principal sources of liquidity consisted of $77.3 million of cash and short-term investments and $20.0 million of availability under the $20.0 million revolving portion of our first lien credit facilities. Our total indebtedness was $240.0 million as of March 31, 2010.

Our principal needs for liquidity have been, and for the foreseeable future will continue to be, for capital expenditures, debt service and working capital. The main portion of our capital expenditures has been and is expected to continue to be for expansion. Working capital requirements have increased as a result of our overall growth in prior years and the need to fund higher accounts receivable and inventory. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the revolving portion of our credit facilities will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our credit facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity.

Although we have no plans to do so, if we decide to pursue one or more strategic acquisitions, we may incur additional debt, if permitted under our existing credit facilities, or sell additional equity to raise any needed capital.

Cash Flows

Cash Flow from Operating Activities

Net cash provided by operating activities was $13.2 million for the three months ended March 31, 2010. Cash provided by operating activities was attributable to $7.8 million in net income and non-cash expenses, including $5.8 million of depreciation and amortization and $3.8 million of non-cash stock-based compensation less $1.2 million unrealized gain on our interest rate swap transaction. Working capital increased $5.5 million.

Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2009. Cash provided by operating activities was attributable to $3.1 million in net income and non-cash expenses, including $5.6 million of depreciation and amortization and $0.4 million of non-cash stock-based compensation less $0.6 million unrealized gain on our interest rate swap transaction. Working capital was reduced by $3.4 million.

Cash Flow from Investing Activities

Net cash used for investing activities of $3.1 million and $5.8 million for the three months ended March 31, 2010 and 2009, respectively was related to capital expenditures.

For our Solar segment, we had capital expenditures of $1.1 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively. Our Solar capital expenditures for these periods consisted primarily of equipment costs associated with the addition of new production lines and construction costs for our recently opened Malaysia facility.

For our Quality Assurance segment, we had capital expenditures of $1.7 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively. Our Quality Assurance capital expenditures for these periods consisted primarily of costs associated with equipment purchases for testing, information systems and our laboratory expansions in China and the Indian sub-continent as well as associated capitalized labor related to the enhancement of our information systems.

We expect remaining 2010 consolidated capital expenditures to be approximately $38.0, of which Solar capital expenditures represent approximately $28.0 million and Quality Assurance capital expenditures represent approximately $10.0 million.

Free cash flow, as defined in the following table, was $10.1 million in the first quarter of 2010 compared to $6.3 million in the corresponding 2009 period. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

	Three Months Ended March 31,
	2010	2009
Cash provided by operating activities	$13,242	$12,122
Less: capital expenditures	(3,149)	(5,773)
Free cash flow	$10,093	$6,349

We use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Cash Flow from Financing Activities

Net cash used in financing activities was $1.6 million for the three months ended March 31, 2010 primarily for payment of IPO issuance costs of $1.1 million and $0.5 million for debt repayments.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2009 primarily for payment of IPO issuance costs of $0.3 million and $0.5 million for debt repayments.

Credit Facilities

On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJMB”), and its co-investors, together with members of our board of directors, our executive officers and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our “credit facilities”, in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consists of a $185.0 million term loan facility, which matures on June 15, 2014, and a $20.0 million revolving credit facility, none of which was outstanding at March 31, 2010, which matures on June 15, 2012. The second lien credit facility consists of a $75.0 million term loan facility, which matures on December 15, 2014. The revolving credit facility includes a sublimit of $15.0 million for letters of credit.

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

Borrowings under the first lien credit facility bear interest at a rate equal to (1) in the case of term loans, at our option (i) the greater of (a) the rate of interest per annum determined by Credit Suisse, from time to time, as its prime rate in effect at its principal office in the City of New York, and (b) the federal funds rate plus 0.50% per annum (the “base rate”), and in each case plus 1.50% per annum or (ii) the LIBO plus 2.50% and (2) in the case of the revolving loans, at our option (subject to certain exceptions) (i) the base rate plus 1.50% when our total leverage ratio (as defined in the first lien credit facility) is greater than or equal to 5.25 to 1.00 (“leverage level 1”), the base rate plus 1.25% when our total leverage ratio is greater than or equal to 4.50 to 1.00 but less than 5.25 to 1.00 (“leverage level 2”) and the base rate plus 1.00% when our total leverage ratio is less than 4.50 to 1.00 (“leverage level 3”) or (ii) the LIBO plus 2.50% in the case of leverage level 1, 2.25% in the case of leverage level 2 and 2.00% in the case of leverage level 3. Borrowings under the second lien credit facility bear interest at a rate equal to, at our option (i) the base rate plus 6.00% or (ii) the LIBO plus 7.00%. For the first five years of the second lien credit facility, we have the option to pay interest in cash or in kind, by increasing the outstanding principal amount of the loans by the amount of accrued interest. Interest paid in kind on the second lien credit facility will be at the rate of interest applicable to such loan described above plus an additional 1.50% per annum. If we default on the payment of any principal, interest, or any other amounts due under the credit facilities, we will be obligated to pay default interest. The default interest rate on principal payments will equal the interest rate applicable to such loan plus 2.00% per annum, and the default interest rate on all other payments will equal the interest rate applicable to base rate loans plus 2.00% per annum.

As of March 31, 2010 and December 31, 2009, the weighted average interest rate under our credit facilities was 4.14% for both periods before the effect of our interest rate swap. At the rate in effect on March 31, 2010 and assuming an outstanding balance of $239.9 million as of March 31, 2010, our annual debt service obligations would be $11.8 million, consisting of $9.9 million of interest and $1.9 million of scheduled principal payments. No mandatory payment is required until June 30, 2011 due to the $15.0 million payment made in conjunction with our initial public offering in November 2009. However, we plan to continue to make such debt payments based on the original required maturity schedule.

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

The first lien credit facility requires us to maintain certain financial ratios, including a maximum first lien debt ratio (based upon the ratio of indebtedness under the first lien credit facility to consolidated EBITDA, as defined in the first lien credit facility), a maximum total leverage ratio (based upon the ratio of total indebtedness, net of unrestricted cash and cash equivalents, to consolidated EBITDA) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to consolidated interest expense), which are tested quarterly. Based on the formulas set forth in the first lien credit agreement, as of March 31, 2010, we were required to maintain a maximum first lien debt ratio of 4.00 to 1.00, a maximum total leverage ratio of 6.00 to 1.00 and a minimum interest coverage ratio of 1.80 to 1.00. The second lien credit facility requires us to maintain a maximum total leverage ratio tested quarterly. Based on the formulas set forth in the second lien credit agreement, as of March 31, 2010, we were required to maintain a maximum total leverage ratio of 6.25 to 1.00. As of March 31, 2010, our first lien debt ratio was 0.93 to 1.00, our total leverage ratio was 1.74 to 1.00 and our interest coverage ratio was 5.07 to 1.00.

The financial ratios required under the first and second lien facilities become more restrictive over time. Based on the formulas set forth in the first lien credit agreement, as of March 31, 2011 and March 31, 2012, we are required to maintain a maximum first lien debt ratio of 3.00 to 1.00, respectively, a maximum total leverage ratio of 5.00 to 1.00, and a minimum interest coverage ratio of 2.00 to 1.00. Based on the formulas set forth in the second lien credit agreement, as of March 31, 2011 and March 31, 2012, we are required to maintain a maximum total leverage ratio of 5.25 to 1.00.

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

The credit agreements contain events of default that are customary for similar facilities and transactions, including a cross-default provision with respect to other material indebtedness (which, with respect to the first lien credit agreement, would include the second lien credit agreement and with respect to the second lien credit agreement, would include the first lien credit agreement) and an event of default that would be triggered by a change of control, as defined in the credit agreements. As of March 31, 2010, we were in compliance with all of our covenants and other obligations under the credit agreements.

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

In addition, one of our foreign subsidiaries maintains a line of credit facility in the amount of $0.5 million (0.5 million Swiss francs) bearing an interest rate of approximately 4.25% as of March 31, 2010 and December 31, 2009. The purpose of the credit facility is to provide funding for the subsidiary’s working capital as deemed necessary during the normal course of business. The facility was not utilized as of March 31, 2010 and December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. In the first quarter of 2010, we believe that raw material inflation negatively impacted our Solar segment’s cost of sales by approximately $1.2 million.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard related to Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard did not have an impact on our condensed consolidated financial statements.

In June 2009, the FASB issued a standard Amendments to FASB Interpretation No. 46(R). The standard requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard did not have an impact on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASC 605-25 addresses the accounting for these arrangements and enables vendors to account for product and services (deliverables) separately rather than as a combined unit. The amendment will significantly improve the reporting of these transactions to more closely resemble their underlying economics, eliminate the residual method of allocation and improve financial reporting with greater transparency of how a vendor allocates revenue in its arrangements. The amendment in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The standard will not have an impact on our condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report, we face risks and uncertainties that include, but are not limited to, the following: (i) demand for solar energy in general and solar modules in particular; (ii) the timing and effects of the implementation of recently announced government incentives and policies for renewable energy, primarily in China and the United States; (iii) the effects of the recently announced cut to solar incentives in Germany; (iv) customer concentration in our Solar business and our relationships with key customers; (v) the continual operation of our Malaysian plant and the planned expansion of our Malaysian plant; (vi) demand for our Quality Assurance services; (vii) the need to utilize our existing $20 million revolving credit facility, and the ability to further access the credit markets on acceptable terms; (viii) maintaining sufficient liquidity in order to fund future profitable growth and long term vitality; (ix) the continuing effects of the ongoing recession on sales; (x) pricing pressures and other competitive factors; (xi) the impact of the current negative credit markets may have on us or our customers or suppliers; (xii) loss of professional accreditations and memberships; (xiii) the extent to which we may be required to write-off accounts receivable or inventory; (xiv) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xv) any potential inflation of commodity costs, including paper and resin used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (xvi) potential product performance matters, product liability or professional liability claims and our ability to manage them; (xvii) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and income; (xviii) the impact of changes in interest rates in relation to our variable rate debt; (xix) the impact of events that cause or may cause disruption in our inspection, testing, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; (xx) the extent and duration of the current downturn in the global economy, including the timing of expected economic recovery in the United States and abroad; (xxi) outcomes of litigation and regulatory actions; (xxii) our ability to protect our intellectual property and (xxiii) the other risks and uncertainties described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk Management

We have foreign currency exposure related to our operations outside of the United States. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the three months ended March 31, 2010 and 2009, approximately $34.8 million, or 44% and $22.3 million, or 38%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and general costs related to these foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products or services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2010 would cause a change in consolidated net assets of approximately $7.4 million and a change in net sales of approximately $3.5 million.

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

To manage our interest rate exposure and fulfill requirements under our credit facilities, effective September 13, 2007, we entered into an interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. As of March 31, 2010 and December 31, 2009, our interest rate swap agreement was for a $130.0 million notional principal amount that expires on September 30, 2010 under our credit facilities and had a fair value of a liability of $2.8 million and $4.0 million, respectively. Such amount was reduced from the December 31, 2007 notional amount of $200.0 million on October 1, 2008. Based on the amount outstanding under our first lien and second lien facilities at March 31, 2010, a change of one percentage point in the applicable interest rate, before the effect of our interest rate swap, would cause an increase or decrease in interest expense of approximately $2.4 million on an annual basis. For further information on the interest rate swap agreement, see Note 8 to our Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report.

Commodity Price Risk

The major raw material that we purchase for production of our encapsulants for our Solar segment is resin, and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in petrochemical and pulp prices. In 2010, the price of resin has increased and negatively impacted our cost of sales by approximately $1.2 million. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices. In addition, increases in commodity prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our Solar customers.

Item 4.            Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

There have been no material developments in the quarter in the legal proceeding indentified in Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2009, except as noted below. In addition, there were no new material legal proceedings during the quarter.

Galica/JPS

On March 25, 2010, the Massachusetts Appeal Court scheduled a hearing on permanent injunctive relief, attorney’s fees and damages to be held on August 23, 2010.

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A., Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Item 6.            Exhibits

10.1	Employment Agreement, dated as of April 12, 2010, between Specialized Technology Resources, Inc. and Alan N. Forman.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)
By: /s/ Barry A. Morris
Date: May 12, 2010	Barry A. Morris, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)