Form 10-Q
period 2010-06-30
STR Holdings, Inc.
filed 2010-08-12
CIK 1473597

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☒ NO

At August 10, 2010, there were 41,351,664 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2010

Part I. Financial Information

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share amounts

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,534	$69,149
Short-term investments	1,002	1,001
Accounts receivable, less allowances for doubtful accounts of $1,882 and $2,468, respectively	50,453	33,744
Unbilled receivables	2,172	2,462
Inventories	16,706	12,267
Other current assets	9,522	6,500
Total current assets	159,389	125,123
Property, plant and equipment, net	65,886	68,895
Intangible assets, net	210,411	216,163
Goodwill	223,359	223,359
Deferred financing costs	5,134	5,797
Other noncurrent assets	6,521	6,523
Total assets	$670,700	$645,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,894	$1,981
Book overdraft	—	685
Interest rate swap liability	1,356	4,018
Accounts payable	11,846	10,404
Billings in excess of earned revenues	6,910	4,630
Accrued liabilities	14,972	14,680
Income taxes payable	7,885	3,587
Total current liabilities	44,863	39,985
Long-term debt, less current portion	237,600	238,525
Deferred tax liabilities	91,545	92,962
Other long-term liabilities	2,466	3,118
Total liabilities	376,474	374,590
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,349,710 issued and outstanding (Note 5)	404	402
Additional paid-in capital	219,659	214,954
Retained earnings	77,991	55,205
Accumulated other comprehensive (loss) income, net	(3,828)	709
Total stockholders’ equity	294,226	271,270
Total liabilities and stockholders’ equity	$670,700	$645,860

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except shares and per share amounts

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net sales—Solar	$66,997	$29,643	$121,808	$63,830
Net sales—Quality Assurance	29,657	29,920	54,619	53,848
Total net sales	96,654	59,563	176,427	117,678
Cost of sales—Solar	38,306	20,273	69,760	41,067
Cost of sales—Quality Assurance	18,988	18,905	37,216	36,104
Total cost of sales	57,294	39,178	106,976	77,171
Gross profit	39,360	20,385	69,451	40,507
Selling, general and administrative expenses	13,096	9,533	29,065	20,421
Provision for bad debt expense	634	952	743	1,352
Earnings on equity-method investments	(54)	(123)	(73)	(159)
Operating income	25,684	10,023	39,716	18,893
Interest income	36	56	64	70
Interest expense	(4,411)	(4,209)	(8,642)	(8,268)
Foreign currency transaction gain (loss)	373	(83)	330	(443)
Unrealized gain on interest rate swap	1,446	18	2,662	587
Income before income tax expense	23,128	5,805	34,130	10,839
Income tax expense	8,102	2,675	11,344	4,596
Net income	$15,026	$3,130	$22,786	$6,243
Other Comprehensive Income:
Foreign currency translation (loss) gain	(2,845)	1,071	(4,537)	24
Total comprehensive income	$12,181	$4,201	$18,249	$6,267
Earnings per share (Note 3):
Basic	$0.37	$0.09	$0.57	$0.17
Diluted	$0.36	$0.08	$0.55	$0.17
Weighted-average common shares outstanding:
Basic	40,273,457	36,497,502	40,218,559	36,455,434
Diluted	42,054,990	37,120,899	41,743,168	37,118,153

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$22,786	$6,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,282	5,760
Amortization of intangibles	5,752	5,752
Amortization of deferred financing costs	663	575
Stock-based compensation expense	5,174	993
Unrealized gain on interest rate swap	(2,662)	(587)
Earnings on equity investments	(73)	(159)
Loss on disposal of property, plant and equipment	10	10
Provision for bad debt expense	743	1,352
Provision for deferred taxes	1,027	(53)
Changes in operating assets and liabilities:
Accounts receivable	(19,571)	8,526
Inventories	(5,432)	5,648
Accounts payable	2,291	(7,243)
Accrued liabilities	3,828	(2,136)
Income taxes payable	5,019	(2,677)
Other, net	(2,776)	(1,098)
Net cash provided by operating activities	23,061	20,906

INVESTING ACTIVITIES
Capital expenditures	(6,590)	(10,611)
Proceeds from sale of fixed assets	12	—
Net cash used in investing activities	(6,578)	(10,611)

FINANCING ACTIVITIES
Long-term debt repayments	(925)	(925)
Principal payments on capital lease obligations	(87)	(82)
Other issuance costs	(1,535)	(229)
Net cash used in financing activities	(2,547)	(1,236)
Effect of exchange rate changes on cash	(3,551)	538
Net increase in cash and cash equivalents	10,385	9,597
Cash and cash equivalents, Beginning of period	69,149	27,868
Cash and cash equivalents, End of period	$79,534	$37,465

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the SEC on March 19, 2010. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which has been codified under Accounting Standards Codification (“ASC”) 860-10 Transfers and Servicing. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard did not have an impact on the Company’s condensed consolidated financial statements.

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

The impact of this issuance has been applied on a retrospective basis to determine earnings per share for the Company’s three and six month periods ended June 30, 2009. The number of common shares reflected in the calculation is the total number of shares (vested and unvested) issued to the Company’s unitholders based upon their units held on the IPO date. The vesting provisions of the units have been applied to the total common shares issued to determine basic earnings per share (based upon vested common shares equivalent to vested units) and diluted earnings per share (based upon the treasury stock method for unvested restricted common shares equivalent to unvested units).

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic and diluted net income per share
Numerator:
Net income	$15,026	$3,130	$22,786	$6,243
Denominator:
Basic weighted-average common shares outstanding	40,273,457	36,497,502	40,218,559	36,455,434
Add: dilutive effect of stock options	998,946	—	745,163	—
Add: dilutive effect of restricted common shares	782,587	623,397	779,446	662,719
Diluted weighted-average common shares outstanding	42,054,990	37,120,899	41,743,168	37,118,153
Basic earnings per share	$0.37	$0.09	$0.57	$0.17
Diluted earnings per share	$0.36	$0.08	$0.55	$0.17

193,236 stock options issued in 2009 and 2010 were not included in the computation of diluted weighted-average shares outstanding because the effect would be anti-dilutive.

NOTE 4—INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Finished goods	$4,625	$2,547
Raw materials	12,081	9,720
	$16,706	$12,267

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

 All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2010 are as follows:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Issued	Amount	Capital	(Loss) Income	Earnings	Equity

Balance at December 31, 2009	40,166,397	$402	$214,954	$709	$55,205	$271,270
Stock-based compensation	241,948	2	5,172	—	—	5,174
Net income	—	—	—	—	22,786	22,786
Offering costs from IPO	—	—	(467)	—	—	(467)
Foreign currency translation	—	—	—	(4,537)	—	(4,537)
Balance at June 30, 2010	40,408,345	$404	$219,659	$(3,828)	$77,991	$294,226

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At June 30, 2010, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2010, there were 41,349,710 shares of issued and outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,349,710 shares are 40,408,345 shares of common stock and 941,365 shares of restricted unvested common stock.

NOTE 6—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. A total of 4,750,000 shares of common stock, subject to increase on an annual basis, are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options generally vest monthly over a five-year period and expire ten years from the date of grant.

During the second quarter of 2010, the Company issued 185,000 options to purchase shares of the Company’s common stock at exercise prices ranging from $22.60 to $23.06 to two employees under the 2009 Plan.

On November 6, 2009, the Company issued 3,495,685 options to purchase shares of the Company’s common stock at exercise prices ranging from $10.00 to $21.50 to certain employees and directors under the 2009 Plan. There were also 40,000 restricted shares issued on the same date to certain directors that are included in the unvested restricted shares at June 30, 2010.  There were 1,029,315 shares available for grant under the 2009 Plan as of June 30, 2010.

In connection with the 185,000 options granted during the second quarter of 2010, there are varying service terms. Following is a summary of the characteristics of each of these shares:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

Shares	Service/Performance Condition
60,000	Vests ratably in 48 equal monthly installments as of the last day of each month beginning May 31, 2010.
125,000	Vests ratably in 48 equal monthly installments as of the last day of each month beginning June 30, 2010.
185,000

The fair value of the stock options issued were determined using the Black-Scholes option pricing model. The Company’s assumptions about stock-price volatility have been based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company’s employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

The following table presents the assumptions used to estimate the fair values of the stock options granted during the second quarter of 2010:

Three Months Ended
June 30, 2010
Risk-free interest rate	2.53%
Expected volatility	57.5%
Expected life (in years)	4.85 to 4.94
Dividend yield	—
Weighted-average estimated fair value of options granted during the period	$11.60

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Weighted - Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2009	3,495,685	$10.65
Options granted	185,000	22.91
Exercised	—	—
Canceled/forfeited	—	—
Balance at June 30, 2010	3,680,685	$11.26	9.38	$4.94	$27,752
Vested and exercisable as of June 30, 2010	1,980,562	$10.69	9.35	$4.47	$16,062
Vested and exercisable as of June 30, 2010 and expected to vest thereafter	3,680,685	$11.26	9.38	$4.94	$27,752

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $18.80 of the Company’s common stock on June 30, 2010.

As of June 30, 2010, there was $8.5 million of unrecognized compensation cost related to outstanding employee and director stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.66 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the restricted shares activity for the six months ended June 30, 2010:

	Unvested Restricted Shares
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2009	1,183,313	$10.00
Granted	—
Vested	(241,948)
Canceled	—
Unvested at June 30, 2010	941,365	$10.00
Expected to vest after June 30, 2010(1)	941,365	$10.00

(1)                 As of June 30, 2010, there was $5.1 million of unrecognized compensation cost related to employee and director unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.09 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Stock-based compensation expense was included in the following condensed consolidated statement of operations and comprehensive income categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Selling, general and administrative expense	$1,383	$589	$5,174	$993
Total recognized tax benefit	$—	$—	$—	$—

NOTE 7—INCOME TAXES

The Company’s effective income tax rate for the three and six months ended June 30, 2010 was 35.0% and 33.2%, respectively, compared to the United States federal statutory tax rate of 35.0%. Included in the Company’s effective rate for the six months ended June 30, 2010 is an $829 Advanced Energy Project tax credit that the Company received in January 2010 under the American Recovery and Reinvestment Act of 2009. The tax credit was partially offset by its related deferred tax liability, with a net impact of $539 being accounted for as a discrete item during the first quarter of 2010, providing a one-time 1.5% benefit to the Company’s effective tax rate for the six months ended June 30, 2010.  The Company’s effective tax rate was approximately 46.1% and 42.4%, respectively, for the three and six months ended June 30, 2009. The effect on the rate change was primarily the result of increased uncertain tax positions in foreign jurisdictions recorded in the second quarter of 2009.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

 All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—FAIR VALUE MEASUREMENTS AND INTEREST RATE SWAP

Fair Value Measurements

The following table provides the Company’s financial assets and liabilities reported at fair value and measured on a recurring basis as of June 30, 2010 and December 31, 2009:

Description	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 31, 2009	$4,018	$—	$4,018	$—
Unrealized gain included in net income	(2,662)	—	(2,662)	—
Interest rate swap liability at June 30, 2010	$1,356	$—	$1,356	$—

The fair value for the Company’s interest rate swap is determined using observable current market information as of the reporting date.

Interest Rate Swap

Effective September 13, 2007, the Company entered into an interest rate swap contract for $200 million notional principal amount of its variable rate debt. The notional principal amount decreased to $130 million on October 1, 2008 and the contract terminates on September 30, 2010. The Company was required under the terms of both its First Lien and Second Lien debt agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10—Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the swap are recorded in the condensed consolidated statement of operations. The fair value of the swap was a liability of $1,356 and $4,018 at June 30, 2010 and December 31, 2009, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

As previously disclosed, in October 2007, the Company filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court” or “State Court Action”).  The Company alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica. The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for the Company’s polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated the Company’s trade secrets. The Court awarded the Company compensatory and punitive damages, attorneys’ fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling products based in whole or in part on the Company’s trade secrets. The Court has scheduled a hearing for August 23, 2010 to decide the scope and duration of injunctive relief as well as the amount of attorney’s fees and damages to be paid by JPS to the Company.

Also as previously disclosed, in October 2009 (shortly before the effective date of our initial public offering), JPS’ counsel sent to the Company’s counsel a letter demanding relief under the Massachusetts Unfair and Deceptive Trade Practices Act, the Sherman Antitrust Act, the Massachusetts Antitrust Act and the Lanham Act (the “October 2009 Letter”).

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

 All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

On July 7, 2010, JPS filed a complaint against the Company’s wholly owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts which complaint includes the allegations set forth in the October 2009 Letter (the “Federal Court Action”).  JPS’ complaint alleges various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleges other schemes to monopolize and unfair competition in violation of federal and state laws.  JPS seeks $60 million in compensatory damages, treble damages available under certain federal laws, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortuous acts.

Given that the Company prevailed in the State Court Action, the Company believes the claims by JPS of sham litigation are meritless.  Further, the Company believes the Federal Court Action is an attempt by JPS to relitigate claims decided in the State Court Action.  Accordingly, in the Company’s view, the Federal Court Action fails to state a valid claim. Therefore, the Company intends to file a motion to dismiss, and to otherwise defend vigorously the Federal Court Action. Also, management has determined any such possible losses to be remote under the definition of ASC 450.

The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. The Company has accrued for specific product performance matters that are probable and estimable based on its best estimate of ultimate cash expenditures that it will incur for such items.

The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

	Six Months Ended
	June 30, 2010	June 30, 2009
Balance as of beginning of period	$4,210	$4,736
Additions	350	622
Settlements	(633)	(731)
Balance as of end of period	$3,927	$4,627

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

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net income before interest income and expense, income tax expense, depreciation, amortization of intangible assets, stock-based compensation expense, transaction fees, equity earnings on investments and certain non-recurring income and expenses from the results of operations.

The following table sets forth information about the Company’s operations by its two reportable segments and by geographic area:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

 All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Segment Adjusted EBITDA
Solar	$31,207	$11,621	$56,098	$26,759
Quality Assurance	4,539	7,045	6,177	9,871
Segment Adjusted EBITDA	$35,746	$18,666	$62,275	$36,630

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Reconciliation of Adjusted EBITDA to Net Income
Segment Adjusted EBITDA	$35,746	$18,666	$62,275	$36,630
Corporate Adjusted EBITDA	(1,732)	(2,215)	(4,550)	(5,524)
Adjusted EBITDA	34,014	16,451	57,725	31,106
Depreciation and amortization	(6,276)	(5,886)	(12,034)	(11,512)
Interest income	36	56	64	70
Interest expense	(4,411)	(4,209)	(8,642)	(8,268)
Income taxes	(8,102)	(2,675)	(11,344)	(4,596)
Management advisory fees	—	(150)	—	(300)
Unrealized gain on interest rate swap	1,446	18	2,662	587
Secondary offering expense	(341)	—	(534)	—
Stock-based compensation	(1,383)	(589)	(5,174)	(993)
Loss on disposal of property, plant and equipment	(11)	(9)	(10)	(10)
Earnings on equity-method investments	54	123	73	159
Net Income	$15,026	$3,130	$22,786	$6,243

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales
United States	$41,398	$34,384	$78,338	$70,045
Spain	31,659	10,910	54,815	22,863
Malaysia	9,572	13	17,588	168
Hong Kong	8,356	8,441	14,327	14,673
Other	5,669	5,815	11,359	9,929
Total Net Sales	$96,654	$59,563	$176,427	$117,678

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Depreciation and Amortization by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Depreciation and Amortization
Solar	$3,734	$3,349	$7,046	$6,607
Quality Assurance	2,326	2,386	4,623	4,551
Corporate	216	151	365	354
Total Depreciation and Amortization	$6,276	$5,886	$12,034	$11,512

Capital Expenditures by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Capital Expenditures
Solar	$2,695	$1,237	$3,855	$4,345
Quality Assurance	746	3,599	2,455	6,256
Corporate	—	2	280	10
Total Capital Expenditures	$3,441	$4,838	$6,590	$10,611

Total Assets by Reportable Segment

	June 30, 2010	December 31, 2009
Assets
Solar	$417,098	$416,853
Quality Assurance	237,277	214,787
Corporate	16,325	14,220
Total Assets	$670,700	$645,860

Long-Lived Assets by Geographic Area

	June 30, 2010	December 31, 2009
Long-Lived Assets
United States	$23,122	$23,854
Spain	16,828	22,308
Malaysia	14,366	9,576
China	6,337	7,038
Hong Kong	1,838	2,098
Other countries	3,395	4,021
Total Long-Lived Assets	$65,886	$68,895

Foreign sales are based on the country in which the sales originate. Solar sales to two of the Company’s major customers for the three months ended June 30, 2010 and 2009 were $21,536 and $11,150, respectively.  Solar sales to two of the Company’s major customers for the six months ended June 30, 2010 and 2009 were $36,785 and $19,789, respectively. Accounts receivable from those customers amounted to $10,430 and $3,179 as of June 30, 2010 and December 31, 2009, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—COST REDUCTION PLAN

During the first half of 2010, the Company recorded $204 of expense in cost of sales for severance benefits related to the termination of approximately 90 employees in its Quality Assurance segment.  The cost reduction plan was initiated to reduce the Quality Assurance segment’s cost structure as a result of lower than anticipated forecasted revenue for 2010.

Changes in the cost reduction accrual for the six months ended June 30, 2010 were as follows:

June 30, 2010
Balance at December 31, 2009	$—
Additions	204
Settlements	(177)
Balance at June 30, 2010	$27

The remaining cost reduction accrual will be fully utilized in the third quarter of 2010.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We were founded in 1944 as a plastics research and development company and evolved into two core businesses: Solar encapsulant manufacturing and Quality Assurance services. We launched our Quality Assurance business in 1973, and we commenced sales of our Solar encapsulant products in the late 1970s.

We are a leading global provider of encapsulants to the solar module industry. Encapsulants are a critical component used in solar modules. We supply solar module encapsulants to many of the major solar module manufacturers and believe we were the primary supplier of encapsulants to each of our top 10 customers in the six months ended June 30, 2010, which we believe is due to our superior product performance and customer service. Our encapsulants are used in both crystalline and thin-film solar modules.

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

STRATEGIC FOCUS

Our objective for our Solar business is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. We plan to accomplish this by continuing to invest in product development to enhance our superior product technologies, optimizing our global manufacturing and distribution footprint and increasing our market share in the rapidly growing Asia-Pacific region via our ‘One Plus China’ growth strategy. Our plant in Malaysia represents the first milestone of this strategy. The second milestone will be to establish a production facility in China. Events associated with our strategic initiatives during the first six months of 2010 follow:

•                  We believe we increased our solar market share in the Asia Pacific region, including China. Solar net sales into the Asia Pacific region increased by approximately 108% in the first six months of 2010 compared to the corresponding 2009 period.

•                  Through engineering and manufacturing process improvements, we have increased the capacity of our existing production lines by approximately 20%. As a result, we estimate our world-wide capacity to currently be approximately 7.5 GW.

•                  We expanded our Malaysia encapsulant facility’s capacity from 1.0 GW to 2.4 GW and also ordered an additional 1.0 GW of production capacity that is expected to become operational in the third quarter of 2011. In addition, we plan to double the size of the existing production and warehouse space by the end of the first quarter of 2011 to provide for total capacity of up to approximately 5.0 GW.

•                  We entered into an agreement to acquire a 275,000 square foot manufacturing facility in East Windsor, Connecticut. This facility will provide us needed space for capacity to meet future demand and enable us to consolidate our Connecticut-based Solar operations. The facility will also house a 10,000 square foot, state-of-the-art research and development laboratory.  We expect the transition of manufacturing operations to occur over the next fifteen to eighteen months.  In addition, we have ordered an additional 1.0 GW of production capacity to be installed in the East Windsor facility during the third quarter of 2011.

•                  We continued our investment in innovation with the appointment of a Chief Technology Officer who oversees the Solar segment’s research and development and technical service functions with the intent of developing new generation encapsulant technology and creating a pipeline of innovative products.  Also, we began commercialization of our new “Generation 3” fast-cure formulation that can double laminator throughput. We believe this innovative product provides a strong value proposition to our customers by increasing their manufacturing throughput, improving yields and reducing their overall cost of manufacturing.

•                  We continued to strengthen our customer relationships. As of June 30, 2010, we have formal contractual relationships with six of our top ten customers, the most in STR Solar’s history. These contracts provide for better operational and capital efficiency as well as improved manufacturing visibility, allowing us to better serve the needs of our growing customers.

Our Quality Assurance business will focus on leveraging our global footprint and cost base, technical and industry knowledge, breadth of service offerings and superior client service to drive sales growth. During the first half of 2010, the Quality Assurance segment established a global commercial leadership team to increase the global alignment of its operating units and expand services with existing clients and aggressively target new clients on a global scale.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our condensed consolidated financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived intangible and tangible assets, goodwill, product performance matters, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010. All amounts in the tables are in thousands unless otherwise noted.

There have been no changes in such policies during the six months ended June 30, 2010.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Net sales—Solar	$66,997	69%	$29,643	50%	$37,354	126%	$121,808	69%	$63,830	54%	$57,978	91%
Net sales—Quality Assurance	$29,657	31%	$29,920	50%	$(263)	(1)%	$54,619	31%	$53,848	46%	$771	1%
Total net sales	$96,654	100%	$59,563	100%	$37,091	62%	$176,427	100%	$117,678	100%	$58,749	50%

Net sales increased $37.1 million, or 62%, to $96.7 million for the three months ended June 30, 2010 from $59.6 million for the corresponding 2009 period, primarily driven by strong sales volume growth achieved in our Solar segment.

Net sales increased $58.7 million, or 50%, to $176.4 million for the six months ended June 30, 2010 from $117.7 million for the corresponding 2009 period, primarily driven by strong sales volume growth achieved in our Solar segment.

Net Sales—Solar

Net sales in our Solar segment increased $58.0 million, or 91%, to $121.8 million for the six months ended June 30, 2010 from $63.8 million for the corresponding 2009 period. Volume increased 132% mainly due to an industry wide improvement in the solar marketplace that increased demand for our encapsulants. The solar module supply chain was negatively impacted in the first six months of 2009 by, among other things, the Spanish government change in its feed-in tariff policy that occurred in 2008. This change resulted in reduced end user solar module demand that created excess module inventory in the supply chain. Additionally, there was a lack of available financing for solar projects due to global banking conditions. Our first half 2009 sales were also negatively impacted as many of our European module customers lost market share to fast-emerging, low-cost Asian module manufacturers. During the second half of 2009 and through the first six months of 2010, overall solar industry conditions have improved and we believe we have increased our market share with Asian module manufacturers. Demand in the first six months of 2010 also benefited from increased orders ahead of changes to feed-in tariffs in Europe in the second half of 2010. This has led to an increase in solar module sales and increased demand for our encapsulants. Average sales prices (“ASP’s”) declined by 18% to contribute to an overall decrease of 40% to our net sales due to overall solar industry pricing pressure, customer mix, as well as deliberate price reductions granted upon the signing of contracts with certain of our largest customers in exchange for increased volume. The strengthening of the exchange rate of the U.S dollar versus the Euro negatively impacted our year-to-date 2010 net sales by approximately 1%.

Net sales for the three months ended June 30, 2010 increased by $37.4 million or 126% over the same period in 2009 from net sales of $29.6 million. The majority of such increase was due to increased volumes of 183% driven by improved user demand for solar modules partially due to pull-ins associated with anticipated changes to feed-in tariffs in Europe and strong market penetration with Asian module manufacturers. ASP’s declined by 20% to contribute to an overall decrease of 50% to our net sales due to the same reasons discussed above while foreign exchange negatively impacted net sales by 7%.

Net Sales—Quality Assurance

Net sales in our Quality Assurance segment decreased $0.3 million, or 1%, to $29.7 million for the three months ended June 30, 2010 from $29.9 million in 2009, as a result of decreased volume in its testing and inspection businesses mainly due to the reduction in services procured from certain clients partially offset by new business.

Net sales in our Quality Assurance segment increased $0.8 million, or 1%, to $54.6 million for the six months ended June 30, 2010 from $53.8 million in 2009. The net sales growth was driven by increased volumes in Asia that more than offset a decline in services procured from us by certain clients in North America and Europe. The Quality Assurance leadership team is keenly focused on increasing sales to existing clients as well as aggressively targeting new business.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Cost of sales—Solar	$38,306	57%	$20,273	68%	$18,033	89%	$69,760	57%	$41,067	64%	$28,693	70%
Cost of sales—Quality Assurance	$18,988	64%	$18,905	63%	$83	—%	$37,216	68%	$36,104	67%	$1,112	3%
Total cost of sales	$57,294	59%	$39,178	66%	$18,116	46%	$106,976	61%	$77,171	66%	$29,805	39%

Cost of sales increased $18.1 million, or 46%, to $57.3 million for the three months ended June 30, 2010 from $39.2 million for the corresponding 2009 period. For the six months ended June 30, 2010, cost of sales increased $29.8 million, or 39%, to $107.0 million from $77.2 million for the corresponding 2009 period. The increase in both periods was primarily driven by increased raw material and direct labor costs as a result of the increase in our Solar net sales as discussed above.

Cost of Sales—Solar

Cost of sales in our Solar segment increased $18.0 million, or 89%, to $38.3 million for the three months ended June 30, 2010 from $20.3 million in the same period in 2009. The increase in our Solar segment’s cost of sales was mainly due to increased variable costs associated with the increase in sales volume, raw material inflation of $1.4 million and higher labor and benefits. The increase was offset by a favorable euro foreign exchange impact as compared to the same period in 2009 and $0.8 million of reduced inventory write-offs.

Cost of sales in our Solar segment increased $28.7 million, or 70%, to $69.8 million for the six months ended June 30, 2010 from $41.1 million in the same period in 2009. The increase in our Solar segment’s cost of sales was mainly due to increased variable costs associated with the increase in sales volume, raw material inflation of $2.6 million and higher labor and benefits. The increase was offset by a favorable euro foreign exchange impact as compared to the same period in 2009 and $0.8 million of reduced inventory write-offs.

Non-cash intangible asset amortization expense of $2.1 million and $4.2 million was included in cost of sales for the three and six month periods in 2010 and 2009, respectively.

Cost of Sales—Quality Assurance

Cost of sales in our Quality Assurance segment of $19.0 million for the three months ended June 30, 2010 was essentially flat compared to $18.9 million for the same period in 2009. Cost of sales in our Quality Assurance segment increased $1.1 million, or 3%, to $37.2 million for the six months ended June 30, 2010 from $36.1 million for the same period in 2009. The change in cost of sales for both periods was essentially consistent with the net sales trend for the same periods.

Non-cash intangible asset amortization expense of $0.8 million and $1.6 million was included in cost of sales for the three and six month periods in 2010 and 2009, respectively.

Gross Profit

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Gross profit	$39,360	41%	$20,385	34%	$18,975	93%	$69,451	39%	$40,507	34%	$28,944	72%

Gross profit increased $19.0 million, or 93%, to $39.4 million for the three months ended June 30, 2010 from $20.4 million for the same period in 2009 primarily due to the sales increase in our Solar segment. As a percentage of net sales, gross profit increased 650 basis points from 34.2% for the three months ended June 30, 2009 to 40.7% for the same period in 2010.

Gross profit increased $28.9 million, or 72%, to $69.5 million for the six months ended June 30, 2010 from $40.5 million for the same period in 2009 primarily due to the sales increase in our Solar segment. As a percentage of net sales, gross profit increased 500 basis points from 34.4% for the six months ended June 30, 2009 to 39.4% for the same period in 2010.

Gross profit increased as a percentage of net sales primarily due to a higher mix of net sales in our higher margin Solar business, which accounted for 69% and 50% of our consolidated net sales for the three months ended June 30, 2010 and 2009, respectively, and 69% and 54% of our consolidated net sales for the six months ended June 30, 2010 and 2009, respectively. Also, we experienced increased operating leverage of fixed costs associated with our Solar sales volume increase, reduced inventory write-offs, partially offset by lower pricing and increased raw material costs in our Solar segment.

Non-cash intangible asset amortization expense of $2.9 million reduced gross profit for the three months ended June 30, 2010 and 2009, respectively and $5.8 million for the six months ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
SG&A	$13,096	14%	$9,533	16%	$3,563	37%	$29,065	17%	$20,421	17%	$8,644	42%

SG&A increased 37% for the three months ended June 30, 2010 compared to the corresponding period in the prior year. The increase was driven by $0.8 million of non-cash stock-based compensation expense, $0.3 million of secondary offering costs and $2.5 million of higher labor associated cost related to increased headcount necessary to support our growth and operating as a public company. As a percentage of net sales, SG&A was 13.5%, an improvement of 245 basis points from the corresponding 2009 period due to increased operating leverage driven by the growth in net sales.

SG&A increased 42% for the six months ended June 30, 2010 compared to the corresponding period in the prior year. Non-cash stock-based compensation expense increased by approximately $4.2 million, mainly due to the issuance of stock options, which have accelerated vesting clauses, in connection with our initial public offering (“IPO”) that occurred in November 2009. At the IPO date, we issued stock options for incentive units that only partially converted or did not convert to common shares. These stock options began vesting on January 31, 2010. We project that, based on current stock options issued and outstanding, our stock-based compensation expense will be approximately $1.4 million per quarter for the remainder of 2010. Salaries and benefits increased $3.7 million for the six months ended June 30, 2010 due to increased headcount in our sales, information technology and finance functions necessary to support our anticipated growth and operations as a public company. The increase in information technology costs was partially the result of a portion of such expense being capitalized in the prior year’s six month period when the projects were in the development phase. Last, incremental expenses of $0.5 million were incurred in 2010 associated with the secondary offering by certain selling stockholders.

Interest Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Interest expense	$4,411	5%	$4,209	7%	$202	5%	$8,642	5%	$8,268	7%	$374	5%

Interest expense increased $0.2 million, or 5%, to $4.4 million for the second quarter of 2010 from $4.2 million in the corresponding 2009 period. On a year-to-date basis, interest expense increased $0.4 million, or 5%, to $8.6 million for the six months ended June 30, 2010 from $8.3 million in the corresponding 2009 period. The increase in both periods was primarily the result of higher non-cash amortization expense of deferred financing costs and lower proceeds received on our interest rate swap that more than offset lower interest rates and lower debt levels.

Other Income (Expense) Items

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Other income (expense)	$1,855	2%	$(9)	—%	$1,864	20,711%	$3,056	2%	$214	—%	$2,842	1,328%

During the six months ended June 30, 2010, we recognized a $2.7 million unrealized gain on our interest rate swap entered into during 2007 as a requirement under our credit facilities compared to a $0.6 million gain in the corresponding 2009 period. Foreign currency transaction losses decreased $0.7 million during the six months ended June 30, 2010 to a gain of approximately $0.3 million from a loss of $0.4 million in the corresponding 2009 period.

Income Taxes

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Income taxes	$8,102	8%	$2,675	5%	$5,427	203%	$11,344	6%	$4,596	4%	$6,748	147%

Income tax expense increased $5.4 million to $8.1 million for the three months ended June 30, 2010 from $2.7 million in the 2009 period and increased $6.7 million to $11.3 million for the six months ended June 30, 2010 from $4.6 million in the 2009 period. Our effective income tax rate for the three and six months ended June 30, 2010 was 35.0% and 33.2%, respectively, compared to the United States federal statutory tax rate of 35.0%. Included in our effective rate for the six months ended June 30, 2010 is an $829 Advanced Energy Project tax credit that we received in January 2010 under the American Recovery and Reinvestment Act of 2009. The tax credit was partially offset by its related deferred tax liability, with a net impact of $539 being accounted for as a discrete item during the first quarter of 2010, providing a one-time 1.5% benefit to our effective tax rate for the six months ended June 30, 2010.  Our effective tax rate was approximately 46.1% and 42.4%, respectively, for the three and six months ended June 30, 2009. The effect on the rate change for the second quarter and year-to-date periods ended June 30, 2009 was primarily the result of increased uncertain tax positions in foreign jurisdictions recorded in the second quarter of 2009.

Net Income

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Net income	$15,026	16%	$3,130	5%	$11,896	380%	$22,786	13%	$6,243	5%	$16,543	265%

Net income increased $11.9 million to $15.0 million for the three months ended June 30, 2010 from net income of $3.1 million in the same period of 2009 and increased $16.5 million to $22.8 million for the six months ended June 30, 2010 from net income of $6.2 million in the same period in 2009. The increase in both periods is primarily due to the increased Solar Adjusted EBITDA as discussed below, gain on our interest rate swap and lower effective tax rate that more than offset the Quality Assurance Adjusted EBITDA decline as discussed below.

Non-GAAP Earnings Per Share

To supplement our condensed consolidated financial statements, we use a non-GAAP financial measure called non-GAAP earnings per share (“EPS”). Non-GAAP EPS is defined for the periods presented in the following table. It should be noted that diluted weighted-average common shares outstanding are determined on a GAAP basis and the resulting share count is used for computing both GAAP and non-GAAP diluted EPS.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net income	$15,026	$3,130	$22,786	$6,243
Adjustments to net income:
Amortization of intangibles	2,876	2,876	5,752	5,752
Amortization of deferred financing costs	331	287	663	575
Stock-based compensation expense	1,383	589	5,174	993
Secondary offering expense	341	—	534	—
Tax effect of adjustments	(1,519)	(1,244)	(3,743)	(2,397)
Non-GAAP net income	$18,438	$5,638	$31,166	$11,166

Diluted shares outstanding	42,054,990	37,120,899	41,743,168	37,118,153

Diluted net earnings per share	$0.36	$0.08	$0.55	$0.17

Diluted non-GAAP net earnings per share	$0.44	$0.15	$0.75	$0.30

Segment Results of Operations

We report our business in two segments: Solar and Quality Assurance. The accounting policies of the segments are the same. We measure segment performance based on total revenues and Adjusted EBITDA. See Note 10-Reportable Segments and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Revenues for each of our segments are described in further detail above. Corporate overhead is not allocated to our segments, and therefore not included in the presentation below. It is mainly comprised of expenses associated with corporate headquarters, the executive management team and certain centralized functions that benefit the Company but are not directly attributable to the segments such as finance and certain legal costs. The discussion that follows is a summary analysis of total revenues and the primary changes in Adjusted EBITDA by segment.

Solar

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change		2010	2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$66,997	$29,643	$37,354	126%	$121,808	$63,830	$57,978	91%
Adjusted EBITDA	$31,207	$11,621	$19,586	169%	$56,098	$26,759	$29,339	110%
Adjusted EBITDA as % of Segment Net Sales	46.6%	39.2%			46.1%	41.9%

Adjusted EBITDA as percentage of net sales for this business segment increased for both the three and six months ended June 30, 2010 compared to the same periods in 2009 due to higher gross margins driven by the increase in net sales and increased absorption of fixed costs and the avoidance of $0.8 million of inventory write-offs. SG&A was relatively flat for both the three and six months ended June 30, 2010 compared to the same periods in 2009, which generated increased operating leverage in the current periods.

Quality Assurance

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change		2010	2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$29,657	$29,920	$(263)	(1)%	$54,619	$53,848	$771	1%
Adjusted EBITDA	$4,539	$7,045	$(2,506)	(36)%	$6,177	$9,871	$(3,694)	(37)%
Adjusted EBITDA as % of Segment Net Sales	15.3%	23.5%			11.3%	18.3%

Adjusted EBITDA as a percentage of net sales for this business segment decreased for both the three and six months ended June 30, 2010 compared to the same periods in 2009. SG&A expenses increased by $5.5 million due to increased labor and benefits expense for the six months ended June 30, 2010. This increase is primarily related to headcount added in the prior year to support the full year 2009 sales increase of 8.6% compared to 2008 that provided unfavorable cost absorption in relation to 2010 net sales and the labor associated with information technology systems. These costs for the recently implemented systems were capitalized in the prior year’s corresponding periods as the projects were in the development phase.

On a sequential quarter basis, Adjusted EBITDA as a percentage of net sales increased approximately 870 basis points. The increase is driven by the 19% increase in sales volume and improved fixed cost absorption in the second quarter of 2010 as the first quarter of the year is the seasonal slowest. Also, benefits from cost reduction measures implemented during 2010 began to be realized in the second quarter.

During the first half of 2010, we recorded $0.2 million of expense in cost of sales for severance benefits related to the termination of approximately 90 employees in our Quality Assurance segment.  The cost reduction plan was initiated to reduce the Quality Assurance segment’s cost structure as a result of lower than anticipated forecasted revenue for 2010.

We expect future pre-tax savings associated with the employee terminations to approximate $1.1 million in 2010 and overall savings to amount to $2.5 million, including planned reductions in professional fees, travel and other costs.

Changes in the cost reduction accrual for the six months ended June 30, 2010 were as follows:

June 30, 2010
Balance at December 31, 2009	$—
Additions	204
Settlements	(177)
Balance at June 30, 2010	$27

The remaining cost reduction accrual will be fully utilized in the third quarter of 2010.

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations. From 2003 through the first six months of 2010, net cash provided by operating activities has been sufficient to fund our working capital needs, debt service and capital expenditures. As of June 30, 2010, our principal sources of liquidity consisted of $80.5 million of cash and short-term investments and $20.0 million of availability under the $20.0 million revolving portion of our first lien credit facilities. Our total indebtedness was $239.5 million as of June 30, 2010.

Our principal needs for liquidity have been, and for the foreseeable future will continue to be, for capital expenditures, debt service and working capital. The main portion of our capital expenditures has been and is expected to continue to be for expansion. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the revolving portion of our credit facilities will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our credit facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity.

Although we have no plans to do so, if we decide to pursue one or more strategic acquisitions, we may incur additional debt, if permitted under our existing credit facilities, or sell additional equity to raise any needed capital.

Cash Flows

Cash Flow from Operating Activities

Net cash provided by operating activities was $23.1 million for the six months ended June 30, 2010 compared to $20.9 million for the six months ended June 30, 2009. Due to the strength of our Solar segment, cash earnings increased by approximately $19.8 million for the six months ended June 30, 2010 compared to the same period in 2009. This was mostly offset by increased working capital, primarily relating to increases in accounts receivable and inventory. The increase in working capital reflects the investment required to support our planned growth, timing related to strong net sales growth in 2010 and increased payment terms customary in certain foreign locations.

Cash Flow from Investing Activities

Net cash used for investing activities of $6.6 million and $10.6 million for the six months ended June 30, 2010 and 2009, respectively was related to capital expenditures.

For our Solar segment, we had capital expenditures of $3.9 million and $4.3 million for the six months ended June 30, 2010 and 2009, respectively. Our Solar capital expenditures for these periods consisted primarily of equipment costs associated with the addition of new production lines and construction costs for our recently opened Malaysia facility.

For our Quality Assurance segment, we had capital expenditures of $2.5 million and $6.3 million for the six months ended June 30, 2010 and 2009, respectively. Our Quality Assurance capital expenditures for these periods consisted primarily of costs associated with equipment purchases for testing, information systems and our laboratory expansion in China as well as associated capitalized labor related to the enhancement of our information systems.

We expect remaining 2010 consolidated capital expenditures to be approximately $34.0 million, of which Solar capital expenditures represent approximately $25.0 million, Quality Assurance capital expenditures represent approximately $8.0 million and corporate capital expenditures represent approximately $1.0 million.

Free cash flow, as defined in the following table, was $6.4 million in the three months ended June 30, 2010 compared to $3.9 million in the corresponding 2009 period. Free cash flow, was $16.5 million in the six months ended June 30, 2010 compared to $10.3 million in the corresponding 2009 period. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash provided by operating activities	$9,819	$8,784	$23,061	$20,906
Less: capital expenditures	(3,441)	(4,838)	(6,590)	(10,611)
Free cash flow	$6,378	$3,946	$16,471	$10,295

We use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Cash Flow from Financing Activities

Net cash used in financing activities was $2.5 million for the six months ended June 30, 2010 primarily for payment of IPO issuance costs of $1.5 million and $1.0 million for debt repayments.

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2009 primarily for payment of IPO issuance costs of $0.2 million and $1.0 million for debt repayments.

Credit Facilities

On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJMB”), and its co-investors, together with members of our board of directors, our executive officers and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our “credit facilities”, in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consists of a $185.0 million term loan facility, which matures on June 15, 2014, and a $20.0 million revolving credit facility, none of which was outstanding at June 30, 2010, which matures on June 15, 2012. The second lien credit facility consists of a $75.0 million term loan facility, which matures on December 15, 2014. The revolving credit facility includes a sublimit of $15.0 million for letters of credit.

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

As of June 30, 2010 and December 31, 2009, the weighted average interest rate under our credit facilities was 4.26% and 4.14%, respectively, before the effect of our interest rate swap. At the rate in effect on June 30, 2010 and assuming an outstanding balance of $239.5 million as of June 30, 2010, our annual debt service obligations would be $12.1 million, consisting of $10.2 million of interest and $1.9 million of scheduled principal payments. No mandatory principal payment is required until June 30, 2011 due to the $15.0 million payment made in conjunction with the Company’s initial public offering in November 2009. However, we plan to continue to make such debt payments based on the original required maturity schedule.

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

The first lien credit facility requires us to maintain certain financial ratios, including a maximum first lien debt ratio (based upon the ratio of indebtedness under the first lien credit facility to consolidated EBITDA, as defined in the first lien credit facility), a maximum total leverage ratio (based upon the ratio of total indebtedness, net of unrestricted cash and cash equivalents, to consolidated EBITDA) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to consolidated interest expense), which are tested quarterly. Based on the formulas set forth in the first lien credit agreement, as of June 30, 2010, we were required to maintain a maximum first lien debt ratio of 4.00 to 1.00, a maximum total leverage ratio of 6.00 to 1.00 and a minimum interest coverage ratio of 1.80 to 1.00. The second lien credit facility requires us to maintain a maximum total leverage ratio tested quarterly. Based on the formulas set forth in the second lien credit agreement, as of June 30, 2010, we were required to maintain a maximum total leverage ratio of 6.25 to 1.00. As of June 30, 2010, our first lien debt ratio was 0.76 to 1.00, our total leverage ratio was 1.42 to 1.00 and our interest coverage ratio was 5.59 to 1.00.

The financial ratios required under the first and second lien facilities become more restrictive over time. Based on the formulas set forth in the first lien credit agreement, as of March 31, 2011 and March 31, 2012, we are required to maintain a maximum first lien debt ratio of 3.00 to 1.00, a maximum total leverage ratio of 5.00 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00. Based on the formulas set forth in the second lien credit agreement, as of March 31, 2011 and March 31, 2012, we are required to maintain a maximum total leverage ratio of 5.25 to 1.00.

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

The credit agreements contain events of default that are customary for similar facilities and transactions, including a cross-default provision with respect to other material indebtedness (which, with respect to the first lien credit agreement, would include the second lien credit agreement and with respect to the second lien credit agreement, would include the first lien credit agreement) and an event of default that would be triggered by a change of control, as defined in the credit agreements. As of June 30, 2010, we were in compliance with all of our covenants and other obligations under the credit agreements.

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

In addition, one of our foreign subsidiaries maintains a line of credit facility in the amount of $0.5 million (0.5 million Swiss francs) bearing an interest rate of approximately 4.25% as of June 30, 2010 and December 31, 2009. The purpose of the credit facility is to provide funding for the subsidiary’s working capital as deemed necessary during the normal course of business. The facility was not utilized as of June 30, 2010 and December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. In the first six months of 2010, we believe that raw material inflation negatively impacted our Solar segment’s cost of sales by approximately $2.6 million.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which has been codified under Accounting Standards Codification (“ASC”) 860-10 Transfers and Servicing. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The standard did not have an impact on our condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report, we face risks and uncertainties that include, but are not limited to, the following: (i) demand for solar energy in general and solar modules in particular; (ii) the timing and effects of the implementation of recently announced government incentives and policies for renewable energy, primarily in China and the United States; (iii) the effects of the recently announced cut to solar incentives in Europe; (iv) customer concentration in our Solar business and our relationships with key customers; (v) the continual operation of our Malaysian plant and the planned expansion of our Malaysian plant; (vi) demand for our Quality Assurance services; (vii) the need to utilize our existing $20 million revolving credit facility, and the ability to further access the credit markets on acceptable terms; (viii) maintaining sufficient liquidity in order to fund future profitable growth and long term vitality; (ix) pricing pressures and other competitive factors; (x) the impact of the current negative credit markets may have on us or our customers or suppliers; (xi) loss of professional accreditations and memberships; (xii) the extent to which we may be required to write-off accounts receivable or inventory; (xiii) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xiv) any potential inflation of commodity costs, including paper and resin used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (xv) potential product performance matters, product liability or professional liability claims and our ability to manage them; (xvi) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and income; (xvii) the impact of changes in interest rates in relation to our variable rate debt; (xviii) the impact of events that cause or may cause disruption in our inspection, testing, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; (xix) the extent and duration of the current downturn in the global economy, including the timing of expected economic recovery in the United States and abroad; (xx) outcomes of litigation and regulatory actions; (xxi) our ability to protect our intellectual property; and (xxii) the other risks and uncertainties described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk Management

We have foreign currency exposure related to our operations outside of the United States. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the three months ended June 30, 2010 and 2009, approximately $45.7 million, or 47% and $25.2 million, or 42%, respectively, of our net sales were denominated in foreign currencies. For the six months ended June 30, 2010 and 2009, approximately $80.5 million, or 46% and $47.5 million, or 40%, respectively, of our net sales were denominated in foreign currencies.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2010 would cause a change in consolidated net assets of approximately $8.5 million and a change in net sales of approximately $8.1 million.

Interest Rate Risk

We are exposed to interest rate risk in connection with our first lien term loan facility, our second lien term loan facility and any borrowings under our revolving credit facility. Our first lien and second lien facilities bear interest at floating rates based on the LIBO or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. Borrowings under our revolving credit facility bear interest at floating rates based on the LIBO or a base rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

To manage our interest rate exposure and fulfill requirements under our credit facilities, effective September 13, 2007, we entered into an interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. As of June 30, 2010 and December 31, 2009, our interest rate swap agreement was for a $130.0 million notional principal amount that expires on September 30, 2010 under our credit facilities and had a fair value of a liability of $1.4 million and $4.0 million, respectively. Such amount was reduced from the December 31, 2007 notional amount of $200.0 million on October 1, 2008. Based on the amount outstanding under our first lien and second lien facilities at June 30, 2010, a change of one percentage point in the applicable interest rate, before the effect of our interest rate swap, would cause an increase or decrease in interest expense of approximately $2.4 million on an annual basis. For further information on the interest rate swap agreement, see Note 8 to our Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report.

Commodity Price Risk

The major raw material that we purchase for production of our encapsulants for our Solar segment is resin, and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in petrochemical and pulp prices. In 2010, the price of resin has increased and negatively impacted our cost of sales by approximately $2.6 million. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices. In addition, increases in commodity prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our Solar customers.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

We implemented a new accounting information system at certain of our Solar facilities effective May 1, 2010. The implementation of the new accounting information system required us to modify and add certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the quarter in the legal proceeding indentified in Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2009, except as noted below.

Galica/JPS

As previously disclosed, in October 2007, we filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court” or “State Court Action”).  We alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica. The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. The Court awarded us compensatory and punitive damages, attorneys’ fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling products based in whole or in part on our trade secrets. The Court has scheduled a hearing for August 23, 2010 to decide the scope and duration of injunctive relief as well as the amount of attorney’s fees and damages to be paid by JPS to us.

Also as previously disclosed, in October 2009 (shortly before the effective date of our initial public offering), JPS’ counsel sent to our counsel a letter demanding relief under the Massachusetts Unfair and Deceptive Trade Practices Act, the Sherman Antitrust Act, the Massachusetts Antitrust Act and the Lanham Act (the “October 2009 Letter”).

On July 7, 2010, JPS filed a complaint against our wholly owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts which complaint includes the allegations set forth in the October 2009 Letter (the “Federal Court Action”).  JPS’ complaint alleges various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleges other schemes to monopolize and unfair competition in violation of federal and state laws.  JPS seeks $60 million in compensatory damages, treble damages available under certain federal laws, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortuous acts.

Given that we prevailed in the State Court Action, we believe the claims by JPS of sham litigation are meritless.  Further, we believe the Federal Court Action is an attempt by JPS to relitigate claims decided in the State Court Action.  Accordingly, in our view, the Federal Court Action fails to state a valid claim. Therefore, we intend to file a motion to dismiss, and to otherwise defend vigorously the Federal Court Action.  Also, management has determined any such possible losses to be remote under the definition of ASC 450.

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

As previously disclosed, in October 2007, we filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court” or “State Court Action”).  We alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica. The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. The Court awarded us compensatory and punitive damages, attorneys’ fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling products based in whole or in part on our trade secrets. The Court has scheduled a hearing for August 23, 2010 to decide the scope and duration of injunctive relief as well as the amount of attorney’s fees and damages to be paid by JPS to us.

Also as previously disclosed, in October 2009 (shortly before the effective date of our initial public offering), JPS’ counsel sent to our counsel a letter demanding relief under the Massachusetts Unfair and Deceptive Trade Practices Act, the Sherman Antitrust Act, the Massachusetts Antitrust Act and the Lanham Act (the “October 2009 Letter”).

On July 7, 2010, JPS filed a complaint against our wholly owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts which complaint includes the allegations set forth in the October 2009 Letter (the “Federal Court Action”).  JPS’ complaint alleges various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleges other schemes to monopolize and unfair competition in violation of federal and state laws.  JPS seeks $60 million in compensatory damages, treble damages available under certain federal laws, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortuous acts.

Given that we prevailed in the State Court Action, we believe the claims by JPS of sham litigation are meritless.  Further, we believe the Federal Court Action is an attempt by JPS to relitigate claims decided in the State Court Action.  Accordingly, in our view, the Federal Court Action fails to state a valid claim. Therefore, we intend to file a motion to dismiss, and to otherwise defend vigorously the Federal Court Action.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)
By: /s/ Barry A. Morris
Date: August 12, 2010	Barry A. Morris, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)