Form 10-Q
period 2010-09-30
STR HOLDINGS, INC.
filed 2010-11-12
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1699 King Street Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

(860) 758-7300

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

At November 10, 2010, there were 41,366,878 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share amounts

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,718	$69,149
Short-term investments	1,002	1,001
Accounts receivable, less allowances for doubtful accounts of $1,917 and $2,468, respectively	49,943	33,744
Unbilled receivables	2,568	2,462
Inventories	24,361	12,267
Other current assets	9,763	6,500
Total current assets	184,355	125,123
Property, plant and equipment, net	67,984	68,895
Intangible assets, net	207,535	216,163
Goodwill	223,359	223,359
Deferred financing costs	4,802	5,797
Other noncurrent assets	6,737	6,523
Total assets	$694,772	$645,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,850	$1,981
Book overdraft	—	685
Interest rate swap liability	—	4,018
Accounts payable	17,751	10,404
Billings in excess of earned revenues	5,541	4,630
Accrued liabilities	15,387	14,680
Income taxes payable	6,402	3,587
Total current liabilities	46,931	39,985
Long-term debt, less current portion	237,138	238,525
Deferred tax liabilities	94,431	92,962
Other long-term liabilities	2,498	3,118
Total liabilities	380,998	374,590
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,359,882 issued and outstanding (Note 5)	405	402
Additional paid-in capital	221,061	214,954
Retained earnings	91,312	55,205
Accumulated other comprehensive income, net	996	709
Total stockholders’ equity	313,774	271,270
Total liabilities and stockholders’ equity	$694,772	$645,860

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except shares and per share amounts

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net sales—Solar	$68,285	$35,362	$190,093	$99,192
Net sales—Quality Assurance	29,491	31,956	84,110	85,804
Total net sales	97,776	67,318	274,203	184,996
Cost of sales—Solar	40,831	21,837	110,591	62,904
Cost of sales—Quality Assurance	19,292	20,155	56,508	56,259
Total cost of sales	60,123	41,992	167,099	119,163
Gross profit	37,653	25,326	107,104	65,833
Selling, general and administrative expenses	14,423	9,566	43,488	29,987
Provision for bad debt expense	157	20	900	1,372
Earnings on equity-method investments	(30)	(68)	(103)	(227)
Operating income	23,103	15,808	62,819	34,701
Interest income	26	46	90	116
Interest expense	(4,228)	(4,195)	(12,870)	(12,463)
Foreign currency transaction loss	(841)	(133)	(511)	(576)
Unrealized gain on interest rate swap	1,356	316	4,018	903
Income before income tax expense	19,416	11,842	53,546	22,681
Income tax expense	6,095	3,955	17,439	8,551
Net income	$13,321	$7,887	$36,107	$14,130
Other Comprehensive Income:
Foreign currency translation gain	4,824	1,648	287	1,672
Total comprehensive income	$18,145	$9,535	$36,394	$15,802
Earnings per share (Note 3):
Basic	$0.33	$0.22	$0.90	$0.39
Diluted	$0.31	$0.21	$0.86	$0.38
Weighted-average common shares outstanding:
Basic	40,433,681	36,665,586	40,257,091	36,490,833
Diluted	42,327,366	37,298,120	41,994,980	37,201,579

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$36,107	$14,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,040	8,822
Amortization of intangibles	8,628	8,628
Amortization of deferred financing costs	995	863
Stock-based compensation expense	6,551	1,852
Unrealized gain on interest rate swap	(4,018)	(903)
Earnings on equity investments	(103)	(227)
Loss on disposal of property, plant and equipment	9	10
Provision for bad debt expense	900	1,372
Provision for deferred taxes	1,372	(573)
Changes in operating assets and liabilities:
Accounts receivable	(16,980)	2,629
Inventories	(12,193)	8,476
Accounts payable	7,422	(5,195)
Accrued liabilities	3,135	(2,076)
Income taxes payable	1,321	(337)
Other, net	(2,818)	(861)
Net cash provided by operating activities	40,368	36,610

INVESTING ACTIVITIES
Capital expenditures	(10,071)	(13,443)
Purchase of short-term investments	—	(1,000)
Proceeds from sale of fixed assets	16	—
Net cash used in investing activities	(10,055)	(14,443)

FINANCING ACTIVITIES
Long-term debt repayments	(1,387)	(1,388)
Principal payments on capital lease obligations	(131)	(122)
Proceeds from exercise of stock options	20	—
Option exercise recognized tax benefit	9	—
Other issuance costs	(1,535)	(893)
Net cash used in financing activities	(3,024)	(2,403)
Effect of exchange rate changes on cash	280	1,708
Net increase in cash and cash equivalents	27,569	21,472
Cash and cash equivalents, Beginning of period	69,149	27,868
Cash and cash equivalents, End of period	$96,718	$49,340

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which has been codified under Accounting Standards Codification (“ASC”) 860-10 Transfers and Servicing. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard was effective for the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The standard did not have an impact on the Company’s condensed consolidated financial statements.

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

The impact of this issuance has been applied on a retrospective basis to determine earnings per share for the Company’s three and nine month periods ended September 30, 2009. The number of common shares reflected in the calculation is the total number of shares (vested and unvested) issued to the Company’s unitholders based upon their units held on the IPO date. The vesting provisions of the units have been applied to the total common shares issued to determine basic earnings per share (based upon vested common shares equivalent to vested units) and diluted earnings per share (based upon the treasury stock method for unvested restricted common shares equivalent to unvested units).

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic and diluted net income per share
Numerator:
Net income	$13,321	$7,887	$36,107	$14,130

Denominator:
Basic weighted-average common shares outstanding	40,433,681	36,665,586	40,257,091	36,490,833
Add: dilutive effect of stock options	1,210,810	—	987,103	—
Add: dilutive effect of restricted common shares	682,875	632,534	750,786	710,746
Diluted weighted-average common shares outstanding	42,327,366	37,298,120	41,994,980	37,201,579

Basic earnings per share	$0.33	$0.22	$0.90	$0.39

Diluted earnings per share	$0.31	$0.21	$0.86	$0.38

185,000 and 193,236 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the three months and nine months ended September 30, 2010, respectively, because the effect would be anti-dilutive. There were no options outstanding for both the three months and nine months ended September 30, 2009.

NOTE 4—INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Finished goods	$5,296	$2,547
Raw materials	19,065	9,720
	$24,361	$12,267

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2010 are as follows:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Issued	Amount	Capital	Income	Earnings	Equity

Balance at December 31, 2009	40,166,397	$402	$214,954	$709	$55,205	$271,270
Stock-based compensation	315,064	3	6,548	—	—	6,551
Net income	—	—	—	—	36,107	36,107
Offering costs from IPO	—	—	(467)	—	—	(467)
Proceeds from exercise of stock options	1,954	—	20	—	—	20
Option exercise recognized tax benefit	—	—	6	—	—	6
Foreign currency translation	—	—	—	287	—	287
Balance at September 30, 2010	40,483,415	$405	$221,061	$996	$91,312	$313,774

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At September 30, 2010, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2010, there were 41,359,882 shares of issued and outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,359,882 shares are 40,483,415 shares of common stock and 876,467 shares of restricted unvested common stock.

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

During the third quarter of 2010, the Company issued 71,000 options to purchase shares of the Company’s common stock at an exercise price of $18.80 to various employees and issued 8,218 restricted stock awards of the Company’s common stock at a fair value of $24.34 per award to two members of the Company’s Board of Directors under the 2009 Plan.

During the second quarter of 2010, the Company issued 185,000 options to purchase shares of the Company’s common stock at exercise prices ranging from $22.60 to $23.06 to two employees under the 2009 Plan.

On November 6, 2009, the Company issued 3,495,685 options to purchase shares of the Company’s common stock at exercise prices ranging from $10.00 to $21.50 to certain employees and directors under the 2009 Plan. There were also 40,000 restricted shares issued on the same date to certain directors that are included in the unvested restricted shares at September 30, 2010.  There were 950,097 shares available for grant under the 2009 Plan as of September 30, 2010.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

In connection with the 256,000 options granted during the first nine months of 2010, there are varying service terms. Following is a summary of the characteristics of each of these shares:

Shares	Service/Performance Condition
60,000	Vests ratably in 48 equal monthly installments as of the last day of each month beginning May 31, 2010.
125,000	Vests ratably in 48 equal monthly installments as of the last day of each month beginning June 30, 2010.
71,000	Vests ratably in 16 equal quarterly installments as of the last day of each calendar quarter beginning September 30, 2010.
256,000

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

The following table presents the assumptions used to estimate the fair values of the stock options granted during the periods presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Risk-free interest rate	2.00%	2.38%
Expected volatility	59.0%	57.9%
Expected life (in years)	4.95	4.85-4.95
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$9.65	$11.06

There were no options granted during the three or nine months ended September 30, 2009.

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2010:

	Options Outstanding
	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Weighted - Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2009	3,495,685	$10.65
Options granted	256,000	21.77
Exercised	(1,954)	10.00
Canceled/forfeited	—	—
Balance at September 30, 2010	3,749,731	$11.41		$5.03	$37,985
Vested and exercisable as of September 30, 2010	2,128,865	$10.78		$4.53	$22,907
Vested and exercisable as of September 30, 2010 and expected to vest thereafter	3,749,731	$11.41		$5.03	$37,985

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $21.54 of the Company’s common stock on September 30, 2010.

As of September 30, 2010, there was $8.5 million of unrecognized compensation cost related to outstanding employee and director stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.49 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted shares activity for the nine months ended September 30, 2010:

	Unvested Restricted Shares
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2009	1,183,313	$10.00
Granted	8,218	24.34
Vested	(315,064)	10.00
Canceled	—
Unvested at September 30, 2010	876,467	$10.13
Expected to vest after September 30, 2010	876,467	$10.13

As of September 30, 2010, there was $4.7 million of unrecognized compensation cost related to employee and director unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.67 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Stock-based compensation expense was included in the following condensed consolidated statement of operations and comprehensive income categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling, general and administrative expense	$1,377	$859	$6,551	$1,852
Total recognized tax benefit	$9	$—	$9	$—

NOTE 7—INCOME TAXES

The Company’s effective income tax rate for the three and nine months ended September 30, 2010 was 31.4% and 32.6%, respectively, compared to the United States federal statutory tax rate of 35.0%. Included in the Company’s effective rate for the nine months ended September 30, 2010 is a $481 Advanced Energy Project tax credit that the Company received in January 2010 under the American Recovery and Reinvestment Act of 2009. The tax credit was partially offset by its related deferred tax liability, with a net impact of $313, providing a one-time 0.6% benefit to the Company’s effective tax rate for the nine months ended September 30, 2010. For both the three and nine month periods ended September 30, 2010, the Company benefited from a higher mix of its domestic taxable income being eligible for the United States Tax Code Section 199 Domestic Manufacturing Deduction due to increased transfer pricing payments received from certain subsidiaries with increased earnings. The Company’s effective tax rate was approximately 33.4% and 37.7%, respectively, for the three and nine months ended September 30, 2009.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—FAIR VALUE MEASUREMENTS AND INTEREST RATE SWAP

Fair Value Measurements

The following table provides the Company’s financial assets and liabilities reported at fair value and measured on a recurring basis as of September 30, 2010 and December 31, 2009:

Description	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 31, 2009	$4,018	$—	$4,018	$—
Unrealized gain included in net income	(4,018)	—	(4,018)	—
Interest rate swap liability at September 30, 2010	$—	$—	$—	$—

The fair value for the Company’s interest rate swap is determined using observable current market information as of the reporting date.

Interest Rate Swap

Effective September 13, 2007, the Company entered into an interest rate swap contract for $200 million notional principal amount of its variable rate debt. The notional principal amount decreased to $130 million on October 1, 2008 and the contract expired on September 30, 2010. The Company was required under the terms of both its First Lien and Second Lien debt agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10—Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the swap were recorded in the condensed consolidated statement of operations. The fair value of the swap was a liability of $0 and $4,018 at September 30, 2010 and December 31, 2009, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

As previously disclosed, in October 2007, the Company filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”).  The Company alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for the Company’s polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated the Company’s trade secrets. The Court awarded the Company compensatory and punitive damages, attorneys’ fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling products based in whole or in part on the Company’s trade secrets. Commencing on August 23, 2010, the Court conducted a hearing to decide the scope and duration of injunctive relief as well as the amount of attorney’s fees and damages to be paid by JPS to the Company.  On October 1, 2010, the parties filed post-hearing briefs with the Court.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

On September 17, 2010, JPS filed an amended complaint against the Company’s wholly owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts which amended complaint alleges various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleges other schemes to monopolize and unfair competition in violation of federal and state laws.  JPS seeks $60 million in compensatory damages, and treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, the Company filed a motion to dismiss the amended complaint.

Given that the Company prevailed in the State Court Action, the Company believes the sham litigation claims by JPS are, by definition, without merit.  Further, the Company believes the Federal Court Action is an attempt by JPS to relitigate claims decided in the State Court Action.  In the Company’s view, the Federal Court Action fails to state a valid claim and the Company intends to defend vigorously the Federal Court Action. Also, management defines any such possible losses to be remote under the definition of ASC 450.

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

The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

	Nine Months Ended
	September 30, 2010	September 30, 2009
Balance as of beginning of period	$4,210	$4,736
Additions	744	502
Settlements	(479)	(925)
Balance as of end of period	$4,475	$4,313

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

The following table sets forth information about the Company’s operations by its two reportable segments and by geographic area:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Segment Adjusted EBITDA
Solar	$28,190	$16,485	$84,288	$43,244
Quality Assurance	5,061	7,137	11,238	17,008
Segment Adjusted EBITDA	$33,251	$23,622	$95,526	$60,252

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Reconciliation of Adjusted EBITDA to Net Income
Segment Adjusted EBITDA	$33,251	$23,622	$95,526	$60,252
Corporate Adjusted EBITDA	(3,009)	(1,069)	(7,559)	(6,593)
Adjusted EBITDA	30,242	22,553	87,967	53,659
Depreciation and amortization	(6,634)	(5,938)	(18,668)	(17,450)
Interest income	26	46	90	116
Interest expense	(4,228)	(4,195)	(12,870)	(12,463)
Income taxes	(6,095)	(3,955)	(17,439)	(8,551)
Management advisory fees	—	(149)	—	(449)
Unrealized gain on interest rate swap	1,356	316	4,018	903
Secondary offering expense	—	—	(534)	—
Stock-based compensation	(1,377)	(859)	(6,551)	(1,852)
Gain (loss) on disposal of property, plant and equipment	1	—	(9)	(10)
Earnings on equity-method investments	30	68	103	227
Net Income	$13,321	$7,887	$36,107	$14,130

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales
United States	$40,981	$38,098	$119,319	$108,143
Spain	32,005	13,297	86,820	36,160
Malaysia	10,804	1,235	28,392	1,403
Hong Kong	8,708	8,562	23,035	23,235
Other	5,278	6,126	16,637	16,055
Total Net Sales	$97,776	$67,318	$274,203	$184,996

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Depreciation and Amortization by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Depreciation and Amortization
Solar	$3,778	$3,652	$10,824	$10,259
Quality Assurance	2,664	2,255	7,287	6,806
Corporate	192	31	557	385
Total Depreciation and Amortization	$6,634	$5,938	$18,668	$17,450

Capital Expenditures by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Capital Expenditures
Solar	$2,795	$1,252	$6,650	$5,597
Quality Assurance	686	1,570	3,141	7,826
Corporate	—	10	280	20
Total Capital Expenditures	$3,481	$2,832	$10,071	$13,443

Total Assets by Reportable Segment

	September 30, 2010	December 31, 2009
Assets
Solar	$447,410	$416,853
Quality Assurance	231,597	214,787
Corporate	15,765	14,220
Total Assets	$694,772	$645,860

Long-Lived Assets by Geographic Area

	September 30, 2010	December 31, 2009
Long-Lived Assets
United States	$23,006	$23,854
Spain	18,490	22,308
Malaysia	15,200	9,576
China	6,169	7,038
Hong Kong	1,755	2,098
Other countries	3,364	4,021
Total Long-Lived Assets	$67,984	$68,895

Foreign sales are based on the country in which the sales originate. Solar sales to two of the Company’s major customers for the three months ended September 30, 2010 was $17,446 and to one major customer for the same period in 2009 was $9,128.  Solar sales to two of the Company’s major customers for the nine months ended September 30, 2010 was $54,231 and to one major customer for the same period in 2009 was $29,250. Accounts receivable from those customers amounted to $6,157 and $3,179 as of September 30, 2010 and December 31, 2009, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—COST REDUCTION PLAN

During the first nine months of 2010, the Company recorded $203 of expense in cost of sales for severance benefits related to the termination of approximately 100 employees in its Quality Assurance segment.  The cost reduction plan was initiated to reduce the Quality Assurance segment’s cost structure as a result of lower than anticipated forecasted revenue for 2010.

Changes in the cost reduction accrual for the nine months ended September 30, 2010 were as follows:

September 30, 2010
Balance at December 31, 2009	$—
Additions	219
Adjustments	(16)
Cash utilization	(203)
Balance at September 30, 2010	$—

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We were founded in 1944 as a plastics research and development company and evolved into two core businesses: Solar encapsulant manufacturing and Quality Assurance services. We launched our Quality Assurance business in 1973 and we commenced sales of our Solar encapsulant products in the late 1970s.

We are a leading global provider of encapsulants to the solar module industry. The encapsulant is a critical component used in solar modules. We supply encapsulants to many of the major solar module manufacturers and believe we were the primary supplier of encapsulants to the majority of our top 10 customers in the nine months ended September 30, 2010, which we believe is due to our superior product performance, customer service and technical support. Our encapsulants are used in both crystalline and thin-film solar modules.

Our Quality Assurance business is a leader in the consumer products quality assurance market. We believe our Quality Assurance business represents the only global testing services provider exclusively focused on the consumer products market. Our Quality Assurance business provides inspection, testing, auditing and consulting services that enable retailers and manufacturers to determine whether products and facilities meet applicable safety, regulatory, quality, performance and social standards.

STRATEGIC FOCUS

Our objective for our Solar business is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. We plan to accomplish this by continuing to invest in product development to enhance our superior product technologies, optimizing our global manufacturing and distribution footprint and increasing our market share in the rapidly growing Asia-Pacific region via our ‘One Plus China’ growth strategy. The opening and expansions of our plant in Malaysia represent the first milestone of this strategy. The second milestone will be to establish production capability in China. Events associated with our strategic initiatives during the nine months of 2010 are:

•                  We believe we increased our solar market share in the Asia Pacific region, including China. Solar net sales into the Asia Pacific region increased by approximately 124% in the first nine months of 2010 compared to the corresponding 2009 period.

•                  We appointed Bernardo E. Alvarez to the position of Director of Business Development - STR Solar for the People’s Republic of China. Mr. Alvarez previously served as General Manager of Specialized Technology Resources España, S.A., Asturias, Spain, since its inception in 2002 and was instrumental in its start-up and development. Mr. Alvarez is expected to relocate to China by the end of 2010.

•                  Through engineering and manufacturing process improvements, we have increased the capacity of our existing production lines by approximately 20%. As a result, we estimate our current world-wide capacity to be approximately 7.5 GW. We believe this positions us to be able to increase market share as well as to service the growing global solar market.

•                  We expanded our Malaysia encapsulant facility’s capacity from 1.0 GW to 2.4 GW. We also ordered an additional 1.2 GW of production capacity that is expected to become operational in the third quarter of 2011. In addition, we plan to double the size of the existing production and warehouse space by the end of the first quarter of 2011 to provide for total capacity of up to approximately 5.0 GW.

•                  We entered into an agreement to acquire a 275,000 square foot manufacturing facility in East Windsor, Connecticut. This facility will provide us needed space for capacity to meet future demand and enable us to consolidate our Connecticut-based Solar operations. The facility will also house a 20,000 square foot, state-of-the-art research and development laboratory. We expect the transition of manufacturing operations to occur over the next nine to twelve months. In addition, we have ordered an additional 1.2 GW of production capacity to be installed in the East Windsor facility during the third quarter of 2011.

•                  We continued our investment in innovation with the appointment of a Chief Technology Officer who oversees the Solar segment’s research and development and technical service functions with the intent of accelerating our development of next generation encapsulant technology and creating a pipeline of innovative products. Also, we began commercialization of our new “Generation 3” fast-cure formulation that can double laminator throughput. We believe this innovative product provides a strong value proposition to our customers by increasing their manufacturing throughput, improving yields and reducing their overall cost of manufacturing.

•                  We continued to strengthen our customer relationships. As of September 30, 2010, we had formal contractual relationships with seven of our top ten customers, the most in STR Solar’s history. These contracts provide for better operational and capital efficiency as well as improved manufacturing visibility, allowing us to better serve the needs of our growing customers.

Our Quality Assurance business will focus on leveraging our global footprint and cost base, technical and industry knowledge, breadth of service offerings and superior client service to drive sales growth. We remain focused on strengthening the global alignment of our operating units, expanding services with existing clients and aggressively targeting new clients on a global scale.

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

There have been no changes in such policies during the nine months ended September 30, 2010.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Net sales—Solar	$68,285	70%	$35,362	53%	$32,923	93%	$190,093	69%	$99,192	54%	$90,901	92%
Net sales—Quality Assurance	$29,491	30%	$31,956	47%	$(2,465)	(8)%	$84,110	31%	$85,804	46%	$(1,694)	(2)%
Total net sales	$97,776	100%	$67,318	100%	$30,458	45%	$274,203	100%	$184,996	100%	$89,207	48%

Net sales increased $30.5 million, or 45%, to $97.8 million for the three months ended September 30, 2010 from $67.3 million for the corresponding 2009 period. Net sales increased $89.2 million, or 48%, to $274.2 million for the nine months ended September 30, 2010 from $185.0 million for the corresponding 2009 period. The increase in both periods was mainly driven by strong sales volume growth achieved in our Solar segment that more than offset a decline in service volume experienced by our Quality Assurance business.

Net Sales—Solar

Net sales for the three months ended September 30, 2010 increased by $32.9 million or 93% over the same period in 2009 from net sales of $35.4 million. The majority of this increase was due to increased volume of 132% driven by strong user demand for solar modules in Europe and continued market penetration with Asian module manufacturers. The volume increase was partially offset by an average sales price (“ASP”) decline of 17% and the Euro decline of 10% affecting translation of our European sales.

Net sales in our Solar segment increased $90.9 million, or 92%, to $190.1 million for the nine months ended September 30, 2010 from $99.2 million for the corresponding 2009 period. Volume increased 132% mainly due to an industry wide improvement in the solar marketplace that increased demand for our encapsulants. Our 2009 results were negatively impacted by the Spanish government change in its feed-in tariff policy that occurred in 2008. This change resulted in reduced end user solar module demand that created excess module inventory in the supply chain. Additionally, there was a lack of available financing for solar projects due to global banking conditions. During the latter part of 2009 and through the first nine months of 2010, overall solar industry conditions have improved and we believe we have increased our market share with Asian module manufacturers. Demand in the first half of 2010 also benefited from increased orders ahead of changes to feed-in tariffs in Germany that occurred at the end of June. The European market continued to be strong during the third quarter after the feed-in tariffs were changed. This has led to an increase in solar module sales and increased demand for our encapsulants. The volume increase was partially offset by an average ASP decline of 17% and the Euro decline of 4% affecting translation of our European sales.

Net Sales—Quality Assurance

Net sales in our Quality Assurance segment decreased $2.5 million, or 8%, to $29.5 million for the three months ended September 30, 2010 from $32.0 million in 2009. Net sales in our Quality Assurance segment decreased $1.7 million, or 2%, to $84.1 million for the nine months ended September 30, 2010 from $85.8 million in 2009. The net sales declines in both comparison periods were driven by a reduction in services procured from us by certain clients in North America and Europe as well as overall softness in the consumer product quality assurance industry as retailers continue to rationalize discretionary spending in the uncertain economic environment. The Quality Assurance leadership team is keenly focused on increasing sales to existing clients as well as aggressively targeting new business.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Cost of sales—Solar	$40,831	42%	$21,837	32%	$18,994	87%	$110,591	40%	$62,904	34%	$47,687	76%
Cost of sales—Quality Assurance	$19,292	20%	$20,155	30%	$(863)	(4)%	$56,508	21%	$56,259	30%	$249	—%
Total cost of sales	$60,123	62%	$41,992	62%	$18,131	43%	$167,099	61%	$119,163	64%	$47,936	40%

Cost of sales increased $18.1 million, or 43%, to $60.1 million for the three months ended September 30, 2010 from $42.0 million for the corresponding 2009 period. For the nine months ended September 30, 2010, cost of sales increased $47.9 million, or 40%, to $167.1 million from $119.2 million for the corresponding 2009 period. The increase in both periods was primarily driven by increased raw material and direct labor costs associated with the increase in our Solar net sales as discussed above.

Cost of Sales—Solar

Cost of sales in our Solar segment increased $19.0 million, or 87%, to $40.8 million for the three months ended September 30, 2010 from $21.8 million in the same period in 2009. The increase in our Solar segment’s cost of sales was mainly due to increased variable costs associated with the increase in sales volume, raw material inflation and higher labor and benefits of $1.3 million.

Cost of sales in our Solar segment increased $47.7 million, or 76%, to $110.6 million for the nine months ended September 30, 2010 from $62.9 million in the same period in 2009. The increase in our Solar segment’s cost of sales was mainly due to increased variable costs associated with the increase in sales volume, raw material inflation of $4.4 million and higher labor and benefits of $2.7 million. The expansion of our Malaysia facility, which became operational in August 2009, provided an incremental impact of $16.3 million for the nine months ended September 30, 2010 from the same period in 2009.

Non-cash intangible asset amortization expense of $2.1 million and $6.3 million was included in cost of sales for the three and nine month periods in 2010 and 2009, respectively.

Cost of Sales—Quality Assurance

Cost of sales in our Quality Assurance segment decreased $0.9 million, or 4% to $19.3 million for the three months ended September 30, 2010 compared to $20.2 million for the same period in 2009. The decrease was mainly due to the decline in net sales. Cost of sales in our Quality Assurance segment of $56.5 million for the nine months ended September 30, 2010 was essentially flat compared to $56.3 million for the same period in 2009, consistent with relatively flat net sales over the same period.

Non-cash intangible asset amortization expense of $0.8 million and $2.3 million was included in cost of sales for the three and nine month periods in 2010 and 2009, respectively.

Gross Profit

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Gross profit	$37,653	39%	$25,326	38%	$12,327	49%	$107,104	39%	$65,833	36%	$41,271	63%

Gross profit increased $12.3 million, or 49%, to $37.7 million for the three months ended September 30, 2010 from $25.3 million for the same period in 2009 primarily due to the sales increase in our Solar segment. As a percentage of net sales, gross profit increased 90 basis points from 37.6% for the three months ended September 30, 2009 to 38.5% for the same period in 2010. Gross profit increased as a percentage of net sales primarily due to a higher mix of net sales in our higher margin Solar business, which accounted for 70% and 53% of our consolidated net sales for the three months ended September 30, 2010 and 2009, respectively.

Gross profit increased $41.3 million, or 63%, to $107.1 million for the nine months ended September 30, 2010 from $65.8 million for the same period in 2009 primarily due to the sales increase in our Solar segment. As a percentage of net sales, gross profit increased 350 basis points from 35.6% for the nine months ended September 30, 2009 to 39.1% for the same period in 2010. Gross profit increased as a percentage of net sales primarily due to a higher mix of net sales in our higher margin Solar segment which accounted for 69% and 54% of our consolidated net sales for the nine months ended September 30, 2010 and 2009, respectively. Also, our Solar segment experienced increased operating leverage of fixed costs associated with our volume increase and reduced inventory write-offs, partially offset by lower pricing and increased raw material costs.

Non-cash intangible asset amortization expense of $2.9 million and $8.6 million reduced gross profit for the three and nine months ended September 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

SG&A	$14,423	15%	$9,566	14%	$4,857	51%	$43,488	16%	$29,987	16%	$13,501	45%

SG&A increased 51% for the three months ended September 30, 2010 compared to the corresponding period in the prior year. The increase was mainly driven by $0.5 million of increased non-cash stock-based compensation expense, $1.9 million of higher professional fees relating to increased legal costs associated with our continued litigation with JPS Elastomerics Corporation (“JPS”) and accounting fees associated with Sarbanes-Oxley compliance. Additionally, we incurred $2.6 million of higher labor and benefit cost related to increased headcount necessary to support our growth and operating as a public company. These increases were partially offset by the elimination of DLJ management advisory fees of $0.3 million that were paid in the prior year relating to the DLJ acquisition agreements.

SG&A increased 45% for the nine months ended September 30, 2010 compared to the corresponding period in the prior year. Non-cash stock-based compensation expense increased by approximately $4.7 million, mainly due to the issuance of stock options, which have accelerated vesting clauses, in connection with our initial public offering (“IPO”) that occurred in November 2009. At the IPO date, we issued stock options for incentive units that only partially converted or did not convert to common shares. These stock options began vesting on January 31, 2010. Additional awards of options and stock were also granted through the first nine months ended September 30, 2010. We project that, based on current stock options issued and outstanding, our stock-based compensation expense will be approximately $1.4 million in the fourth quarter of 2010. Salaries and benefits increased $6.9 million for the nine months ended September 30, 2010 due to increased headcount in our sales, information technology and finance functions necessary to support our anticipated growth and operations as a public company. The increase in information technology costs was partially the result of a portion of such expense being capitalized in the prior year’s nine month period when the projects were in the development phase. We incurred $1.6 million of higher professional fees as described above for the three month period comparison. Last, we incurred incremental expenses of $0.5 million in 2010 associated with the secondary offering by certain selling stockholders. These increases were partially offset by the elimination of DLJ management advisory fees of $0.5 million that were paid in the prior year relating to the DLJ acquisition agreements.

Interest Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Interest expense	$4,228	4%	$4,195	6%	$33	1%	$12,870	5%	$12,463	7%	$407	3%

Interest expense remained relatively flat at $4.2 million for the three months ended September 30, 2010 from $4.2 million in the corresponding 2009 period. On a year-to-date basis, interest expense increased $0.4 million, or 3%, to $12.9 million for the nine months ended September 30, 2010 from $12.5 million in the corresponding 2009 period. The increase in both periods was primarily the result of higher non-cash amortization expense of deferred financing costs and lower proceeds received on our interest rate swap that more than offset lower interest rates and lower debt levels.

Other Income (Expense) Items

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Other income (expense)	$541	1%	$229	—%	$312	136%	$3,597	1%	$443	—%	$3,154	712%

During the three months ended September 30, 2010, we recognized a $1.4 million unrealized gain on our interest rate swap entered into during 2007 as a requirement under our credit facilities compared to a $0.3 million gain in the corresponding 2009 period. Foreign currency transaction losses increased $0.7 million during the three months ended September 30, 2010 to a loss of approximately $0.8 million from a loss of $0.1 million in the corresponding 2009 period. During the nine months ended September 30, 2010, we recognized a $4.0 million unrealized gain on our interest rate swap entered into during 2007 as a requirement under our credit facilities compared to a $0.9 million gain in the corresponding 2009 period.

Income Taxes

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Income taxes	$6,095	6%	$3,955	6%	$2,140	54%	$17,439	6%	$8,551	5%	$8,888	104%

Income tax expense increased $2.1 million to $6.1 million for the three months ended September 30, 2010 from $4.0 million in the 2009 period and increased $8.9 million to $17.4 million for the nine months ended September 30, 2010 from $8.6 million in the 2009 period. Our effective income tax rate for the three and nine months ended September 30, 2010 was 31.4% and 32.6%, respectively, compared to the United States federal statutory tax rate of 35.0%. Included in our effective rate for the nine months ended September 30, 2010 is a $481 Advanced Energy Project tax credit that we received in January 2010 under the American Recovery and Reinvestment Act of 2009. The tax credit was partially offset by its related deferred tax liability, with a net impact of $313, providing a one-time 0.6% benefit to our effective tax rate for the nine months ended September 30, 2010. For both the three and nine month periods ended September 30, 2010, we benefited from a higher mix of our domestic taxable income being eligible for the United States Tax Code Section 199 Domestic Manufacturing Deduction due to increased transfer pricing payments received from certain subsidiaries with increased earnings. Our effective tax rate was approximately 33.4% and 37.7%, respectively, for the three and nine months ended September 30, 2009.

Net Income

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Net income	$13,321	14%	$7,887	12%	$5,434	69%	$36,107	13%	$14,130	8%	$21,977	156%

Net income increased $5.4 million to $13.3 million for the three months ended September 30, 2010 from net income of $7.9 million in the same period of 2009 and increased $22.0 million to $36.1 million for the nine months ended September 30, 2010 from net income of $14.1 million in the same period in 2009. The increase in both periods is primarily due to the increased Solar Adjusted EBITDA as discussed below and gain on our interest rate swap that more than offset the Quality Assurance Adjusted EBITDA decline as discussed below. The year-to-date comparison also benefited from a lower effective tax rate.

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

Management believes that non-GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current-period results with those of prior periods as well as with our peers. Non-GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non-GAAP EPS is the only metric used for our chief executive officer and chief financial officer, and is also used in conjunction with segment Adjusted EBITDA to determine annual bonus compensation for our segment presidents under our management incentive plan.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income	$13,321	$7,887	$36,107	$14,130
Adjustments to net income:
Amortization of intangibles	2,876	2,876	8,628	8,628
Amortization of deferred financing costs	332	288	995	863
Stock-based compensation expense	1,377	859	6,551	1,852
Secondary offering expense	—	—	534	—
Tax effect of adjustments	(1,337)	(1,344)	(5,080)	(4,435)
Non-GAAP net income	$16,569	$10,566	$47,735	$21,038

Diluted shares outstanding	42,327,366	37,298,120	41,994,980	37,201,579

Diluted net earnings per share	$0.31	$0.21	$0.86	$0.38

Diluted non-GAAP net earnings per share	$0.39	$0.28	$1.14	$0.57

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

Solar

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change		2010	2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$68,285	$35,362	$32,923	93%	$190,093	$99,192	$90,901	92%

Adjusted EBITDA	$28,190	$16,485	$11,705	71%	$84,288	$43,244	$41,044	95%

Adjusted EBITDA as % of Segment Net Sales	41.3%	46.6%			44.3%	43.6%

Adjusted EBITDA as percentage of net sales for this business segment decreased for the three months ended September 30, 2010 compared to the same period in 2009 driven by raw material price inflation of $1.8 million, $0.6 million of increased salaries and benefits, $0.8 million of higher professional fees relating to increased legal costs associated with continued litigation with JPS, $0.4 million of bad debt expense and $0.6 million of foreign exchange losses partially offset by operating leverage from increased net sales.

Adjusted EBITDA as percentage of net sales for this business segment increased for the nine months ended September 30, 2010 compared to the same period in 2009 driven by leverage of operating expenses resulting from the increase in net sales and the avoidance of approximately $0.8 million of inventory write downs. These favorable impacts were partially offset by raw material price inflation of $4.4 million, $1.7 million of increased salaries and benefits and $1.3 million of higher professional fees relating to increased legal costs associated with continued litigation with JPS.

Quality Assurance

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change		2010	2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$29,491	$31,956	$(2,465)	(8)%	$84,110	$85,804	$(1,694)	(2)%

Adjusted EBITDA	$5,061	$7,137	$(2,076)	(29)%	$11,238	$17,008	$(5,770)	(34)%

Adjusted EBITDA as % of Segment Net Sales	17.2%	22.3%			13.4%	19.8%

Adjusted EBITDA as a percentage of net sales for this business segment decreased for both the three and nine months ended September 30, 2010 compared to the same periods in 2009. SG&A expenses increased by $0.5 million and $2.4 million due to increased labor and benefits expense for both the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. This was mainly due to increased salaries and benefits of $0.7 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily related to headcount added in the prior year to support the full year 2009 sales increase of 8.6% and increased labor associated with information technology systems. These costs for the recently implemented systems were capitalized in the prior year’s corresponding periods as the projects were in the development phase. These increases were partially offset by improved operating efficiencies obtained during both comparable periods.

During the first nine months of 2010, we recorded $203 thousand of expense in cost of sales for severance benefits related to the termination of approximately 100 employees in our Quality Assurance segment.  The cost reduction plan was initiated to reduce the Quality Assurance segment’s cost structure as a result of lower than anticipated forecasted revenue for 2010.

We expect pre-tax savings associated with the employee terminations to approximate $1.1 million in 2010 and overall savings to amount to $2.0 million, including planned reductions in professional fees, travel and other costs.

Changes in the cost reduction accrual for the nine months ended September 30, 2010 were as follows:

September 30, 2010
Balance at December 31, 2009	$—
Additions	219
Adjustments	(16)
Cash utilization	(203)
Balance at September 30, 2010	$—

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations. From 2003 through the first nine months of 2010, net cash provided by operating activities has been sufficient to fund our working capital needs, debt service and capital expenditures. As of September 30, 2010, our principal sources of liquidity consisted of $97.7 million of cash and short-term investments and $20.0 million of availability under the $20.0 million revolving portion of our first lien credit facilities. Our total indebtedness was $239.0 million as of September 30, 2010.

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

If we decide to pursue one or more strategic acquisitions, we may incur additional debt, if permitted under our existing credit facilities, or sell additional equity to raise any needed capital. Due to the current historically low interest rate environment, we are assessing the potential to refinance our debt to lower our overall interest cost.

Cash Flows

Cash Flow from Operating Activities

Net cash provided by operating activities was $40.4 million for the nine months ended September 30, 2010 compared to $36.6 million for the nine months ended September 30, 2009. Due to the strength of our Solar segment, cash earnings increased by approximately $26.5 million for the nine months ended September 30, 2010 compared to the same period in 2009. This was mostly offset by increased working capital, primarily relating to increases in accounts receivable and inventory. The increase in working capital reflects the investment required to support our planned growth, timing related to strong net sales growth in 2010 and increased payment terms customary in certain foreign locations.

Cash Flow from Investing Activities

Net cash used for investing activities was $10.1 million and $14.4 million for the nine months ended September 30, 2010 and 2009, respectively and primarily related to capital expenditures.

For our Solar segment, we had capital expenditures of $6.7 million and $5.6 million for the nine months ended September 30, 2010 and 2009, respectively. Our Solar capital expenditures for these periods consisted primarily of equipment costs associated with the addition of new production lines and construction costs for our recently opened Malaysia facility.

For our Quality Assurance segment, we had capital expenditures of $3.1 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively. Our Quality Assurance capital expenditures for these periods consisted primarily of costs associated with equipment purchases for testing, information systems and our laboratory expansion in China as well as associated capitalized labor related to the enhancement of our information systems.

We expect remaining 2010 consolidated capital expenditures to be approximately $14.0 million, of which Solar capital expenditures represent approximately $9.0 million, Quality Assurance capital expenditures represent approximately $4.0 million and corporate capital expenditures represent approximately $1.0 million.

Free cash flow, as defined in the following table, was $13.8 million in the three months ended September 30, 2010 compared to $12.9 million in the corresponding 2009 period. Free cash flow, was $30.3 million in the nine months ended September 30, 2010 compared to $23.2 million in the corresponding 2009 period. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash provided by operating activities	$17,307	$15,704	$40,368	$36,610
Less: capital expenditures	(3,481)	(2,832)	(10,071)	(13,443)
Free cash flow	$13,826	$12,872	$30,297	$23,167

We use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Cash Flow from Financing Activities

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2010 primarily for payment of IPO issuance costs of $1.5 million and $1.5 million for debt repayments.

Net cash used in financing activities was $2.4 million for the nine months ended June 30, 2009 primarily for payment of IPO issuance costs of $0.9 million and $1.5 million for debt repayments.

Credit Facilities

On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJMB”), and its co-investors, together with members of our board of directors, our executive officers and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our “credit facilities”, in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consists of a $185.0 million term loan facility, which matures on June 15, 2014, and a $20.0 million revolving credit facility, none of which was outstanding at September 30, 2010, which matures on June 15, 2012. The second lien credit facility consists of a $75.0 million term loan facility, which matures on December 15, 2014. The revolving credit facility includes a sublimit of $15.0 million for letters of credit.

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

As of September 30, 2010 and December 31, 2009, the weighted average interest rate under our credit facilities was 4.17% and 4.14%, respectively, before the effect of our interest rate swap which expired on September 30, 2010. At the rate in effect on September 30, 2010 and assuming an outstanding balance of $239.0 million as of September 30, 2010, our annual debt service obligations would be $11.9 million, consisting of $10.0 million of interest and $1.9 million of scheduled principal payments. No mandatory principal payment is required until June 30, 2011 due to the $15.0 million payment made in conjunction with the Company’s initial public offering in November 2009. However, we plan to continue to make such debt payments based on the original required maturity schedule.

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

The first lien credit facility requires us to maintain certain financial ratios, including a maximum first lien debt ratio (based upon the ratio of indebtedness under the first lien credit facility to consolidated EBITDA, as defined in the first lien credit facility), a maximum total leverage ratio (based upon the ratio of total indebtedness, net of unrestricted cash and cash equivalents, to consolidated EBITDA) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to consolidated interest expense), which are tested quarterly. Based on the formulas set forth in the first lien credit agreement, as of September 30, 2010, we were required to maintain a maximum first lien debt ratio of 4.00 to 1.00, a maximum total leverage ratio of 6.00 to 1.00 and a minimum interest coverage ratio of 1.80 to 1.00. The second lien credit facility requires us to maintain a maximum total leverage ratio tested quarterly. Based on the formulas set forth in the second lien credit agreement, as of September 30, 2010, we were required to maintain a maximum total leverage ratio of 6.25 to 1.00. As of September 30, 2010, our first lien debt ratio was 0.56 to 1.00, our total leverage ratio was 1.18 to 1.00 and our interest coverage ratio was 5.53 to 1.00.

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

The credit agreements contain events of default that are customary for similar facilities and transactions, including a cross-default provision with respect to other material indebtedness (which, with respect to the first lien credit agreement, would include the second lien credit agreement and with respect to the second lien credit agreement, would include the first lien credit agreement) and an event of default that would be triggered by a change of control, as defined in the credit agreements. As of September 30, 2010, we were in compliance with all of our covenants and other obligations under the credit agreements.

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

We were required under the terms of both our first lien and second lien credit facilities to fix our interest costs on at least 50% of the principal amount of our funded indebtedness within three months of entering into the credit facility for a minimum of three years. To manage our interest rate exposure and fulfill the requirements under our credit facilities, effective September 13, 2007, we entered into a $200.0 million notional principal amount interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. The notional principal amount decreased to $130.0 million on October 1, 2008 and remained at that amount until the agreement expired on September 30, 2010. Under the interest rate swap agreement, we paid interest at 4.622% and received the floating three-month LIBOR rate from Credit Suisse International on the notional principal amount.

In addition, one of our foreign subsidiaries maintains a line of credit facility in the amount of approximately $0.5 million (0.5 million Swiss francs) bearing an interest rate of approximately 4.25% as of September 30, 2010 and December 31, 2009. The purpose of the credit facility is to provide funding for the subsidiary’s working capital as deemed necessary during the normal course of business. The facility was not utilized as of September 30, 2010 and December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. In the first nine months of 2010, we believe that raw material inflation negatively impacted our Solar segment’s cost of sales by approximately $4.4 million.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which has been codified under Accounting Standards Codification (“ASC”) 860-10 Transfers and Servicing. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard was effective for the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The standard did not have an impact on our condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to its financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances.  However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report, we face risks and uncertainties that include, but are not limited to, the following: (i) demand for solar energy in general and solar modules in particular; (ii) the timing and effects of the implementation of recently announced government incentives and policies for renewable energy, primarily in China and the United States; (iii) the effects of the recently reduced solar incentives, and potential future reductions in solar incentives, primarily in Germany and Italy; (iv) customer concentration in our Solar business and our relationships with key customers; (v) any potential inflation of raw material costs, including paper and resin used in our encapsulants, and our ability to successfully manage any increases in these raw material costs; (vi) the continual operation of our Malaysia plant and the planned expansion of our Malaysia plant; (vii) the closing on the purchase of a new solar manufacturing facility and the integration of our existing Connecticut Solar operations into that facility; (viii) demand for our Quality Assurance services; (ix) the need to utilize our existing $20 million revolving credit facility, and the ability to further access the credit markets on acceptable terms; (x) maintaining sufficient liquidity in order to fund future profitable growth and long term vitality; (xi) pricing pressures and other competitive factors; (xii) loss of professional accreditations and memberships; (xiii) the extent to which we may be required to write-off accounts receivable or inventory; (xiv) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xv) potential product performance matters, product liability or professional liability claims and our ability to manage them; (xvi) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (xvii) the impact of changes in interest rates in relation to our variable rate debt; (xviii) the impact of events that cause or may cause disruption in our inspection, testing, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; (xix) the extent of implemented cost reduction measures in our QA business providing benefit in the remainder of the year; (xx) outcomes of litigation and regulatory actions; (xxi) our ability to protect our intellectual property; and (xxii) the other risks and uncertainties described under “Risk Factors” and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our reports filed with the SEC on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on www.sec.gov or www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk Management

We have foreign currency exposure related to our operations outside of the United States. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the three months ended September 30, 2010 and 2009, approximately $46.0 million, or 47% and $29.2 million, or 43%, respectively, of our net sales were denominated in foreign currencies. For the nine months ended September 30, 2010 and 2009, approximately $126.5 million, or 46% and $76.9 million, or 42%, respectively, of our net sales were denominated in foreign currencies.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2010 would cause a change in consolidated net assets of approximately $10.2 million and a change in net sales of approximately $12.6 million.

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

To manage our interest rate exposure and fulfill requirements under our credit facilities, effective September 13, 2007, we entered into an interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. As of September 30, 2010, our interest rate swap agreement, which was for a $130.0 million notional principal amount, expired under our credit facilities. Due to the interest rate swap expiring on September 30, 2010, we do not have any of our variable interest rate debt hedged. We do not plan to hedge our variable rate interest debt in the short-term due to the current low interest rate environment. Based on the amount outstanding under our first lien and second lien facilities at September 30, 2010, a change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $2.4 million on an annual basis. For further information on the interest rate swap agreement, see Note 8 to our Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report.

Raw Material Price Risk

The major raw material that we purchase for production of our encapsulants for our Solar segment is resin, and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in petrochemical, pulp prices and supply and demand dynamics in other industries. In 2010, the price of resin has increased and negatively impacted our cost of sales by approximately $4.4 million. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in raw material prices. In addition, increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our Solar customers.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

We implemented a new accounting information system at certain of our Solar facilities effective May 1, 2010 and at another Solar location effective July 1, 2010. The implementation of the new accounting information system required us to modify and add certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

There have been no material developments during 2010 in the legal proceeding indentified in Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2009, except as noted below.

Galica/JPS

As previously disclosed, in October 2007, we filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corporation (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”).  We alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. The Court awarded us compensatory and punitive damages, attorneys’ fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling products based in whole or in part on our trade secrets. Commencing on August 23, 2010, the Court conducted a hearing to decide the scope and duration of injunctive relief as well as the amount of attorney’s fees and damages to be paid by JPS to us.  On October 1, 2010, the parties filed post-hearing briefs with the Court.

On September 17, 2010, JPS filed an amended complaint against our wholly owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts which amended complaint alleges various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleges other schemes to monopolize and unfair competition in violation of federal and state laws.  JPS seeks $60 million in compensatory damages, and treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, we filed a motion to dismiss the amended complaint.

Given that we prevailed in the State Court Action, we believe the sham litigation claims by JPS are, by definition, without merit.  Further, we believe the Federal Court Action is an attempt by JPS to relitigate claims decided in the State Court Action.  In our view, the Federal Court Action fails to state a valid claim and we intend to defend vigorously the Federal Court Action. Also, management defines any such possible losses to be remote under the definition of ASC 450.

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

As previously disclosed, in October 2007, we filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”).  We alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. The Court awarded us compensatory and punitive damages, attorneys’ fees and costs and issued a temporary injunction preventing JPS from manufacturing, marketing or selling products based in whole or in part on our trade secrets. Commencing on August 23, 2010, the Court conducted a hearing to decide the scope and duration of injunctive relief as well as the amount of attorney’s fees and damages to be paid by JPS to us.  On October 1, 2010, the parties filed post-hearing briefs with the Court.

On September 17, 2010, JPS filed an amended complaint against our wholly owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts which amended complaint alleges various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleges other schemes to monopolize and unfair competition in violation of federal and state laws.  JPS seeks $60 million in compensatory damages, and treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, we filed a motion to dismiss the amended complaint.

Given that we prevailed in the State Court Action, we believe the sham litigation claims by JPS are, by definition, without merit.  Further, we believe the Federal Court Action is an attempt by JPS to relitigate claims decided in the State Court Action.  In our view, the Federal Court Action fails to state a valid claim and we intend to defend vigorously the Federal Court Action.

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

STR HOLDINGS, INC.
(Registrant)

	By:	/s/ Barry A. Morris
Date: November 12, 2010	Barry A. Morris, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)