Form 10-Q
period 2011-03-31
STR HOLDINGS, INC.
filed 2011-05-05
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1699 King Street, Enfield Connecticut	06082
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒.

At April 29, 2011, there was 41,506,391 shares of Common Stock, par value $0.01 per share, outstanding

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share amounts

	March 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,227	$106,630
Accounts receivable, trade, less allowances for doubtful accounts of $1,633 and $1,343 in 2011 and 2010, respectively	46,701	43,308
Unbilled receivables	1,877	2,444
Inventories	41,158	31,452
Prepaid expenses	1,513	1,708
Deferred tax assets	3,228	3,207
Other current assets	6,609	6,780
Total current assets	202,313	195,529
Property, plant and equipment, net	77,104	73,259
Intangible assets, net	201,784	204,660
Goodwill	223,359	223,359
Deferred financing costs	4,138	4,470
Other noncurrent assets	2,010	1,569
Total assets	$710,708	$702,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,850	$1,850
Accounts payable	20,027	20,371
Accrued liabilities	16,209	15,398
Income taxes payable	299	8,242
Deferred revenue	5,519	5,604
Total current liabilities	43,904	51,465
Long-term debt, less current portion	236,212	236,675
Deferred tax liabilities	85,528	84,353
Other long-term liabilities	2,328	2,313
Total liabilities	367,972	374,806
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,505,554 and 41,458,478 issued and outstanding in 2011 and 2010, respectively	409	407
Additional paid-in capital	224,615	222,784
Retained earnings	115,356	104,516
Accumulated other comprehensive income, net	2,356	333
Total stockholders’ equity	342,736	328,040
Total liabilities and stockholders’ equity	$710,708	$702,846

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except shares and per share amounts

	Three Months Ended March 31,
	2011	2010
Net sales - Solar	$67,978	$54,811
Net sales - Quality Assurance	24,959	24,962
Total net sales	92,937	79,773
Cost of sales - Solar	39,693	31,454
Cost of sales - Quality Assurance	19,824	18,228
Total cost of sales	59,517	49,682
Gross profit	33,420	30,091
Selling, general and administrative expenses	14,556	15,969
Provision for bad debt expense	323	109
Loss (earnings) on equity-method investments	5	(19)
Operating income	18,536	14,032
Interest income	22	28
Interest expense	(2,797)	(4,231)
Foreign currency transaction gain (loss)	289	(43)
Unrealized gain on interest rate swap	—	1,216
Earnings before income tax expense	16,050	11,002
Income tax expense	5,210	3,242
Net earnings	$10,840	$7,760
Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $1,089, and $911, respectively)	2,023	(1,692)
Other comprehensive income (loss)	2,023	(1,692)
Comprehensive income	$12,863	$6,068
Net earnings per share (Note 3):
Basic	$0.27	$0.19
Diluted	$0.26	$0.19
Weighted-average shares outstanding (Note 3):
Basic	40,799,394	40,190,769
Diluted	42,202,172	41,698,849

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net earnings	$10,840	$7,760
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	3,553	2,882
Amortization of intangibles	2,876	2,876
Amortization of deferred financing costs	332	332
Stock-based compensation expense	1,271	3,791
Unrealized gain on interest rate swap	—	(1,216)
Loss (earnings) on equity investments	5	(19)
Loss (gain) on disposal of property, plant and equipment	1	(1)
Provision for bad debt expense	323	109
Provision for inventory	(427)	—
Deferred income tax benefit	64	1,047
Changes in operating assets and liabilities:
Accounts receivable	(3,655)	(4,497)
Inventories	(8,516)	(853)
Other current assets	491	(74)
Accounts payable	(202)	3,489
Accrued liabilities	46	180
Income taxes payable	(11,994)	(323)
Other, net	3,066	(2,241)
Net cash (used in) provided by operating activities	(1,926)	13,242

INVESTING ACTIVITIES
Capital expenditures	(5,766)	(3,149)
Proceeds from sale of fixed assets	—	12
Net cash used in investing activities	(5,766)	(3,137)

FINANCING ACTIVITIES
Long-term debt repayments	(463)	(463)
Principal payments on capital lease obligations	—	(43)
Proceeds from exercise of stock options	488	—
Option exercise recognized tax benefit	74	—
Other issuance costs	—	(1,138)
Net cash provided by (used in) financing activities	99	(1,644)

Effect of exchange rate changes on cash	2,190	(1,350)

Net (decrease) increase in cash and cash equivalents	(5,403)	7,111
Cash and cash equivalents, Beginning of period	106,630	69,149
Cash and cash equivalents, End of period	$101,227	$76,260

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the SEC on March 11, 2011. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The FASB Accounting Standards Codification (“ASC”) 605-25 addresses the accounting for these arrangements and enables vendors to account for product and services (deliverables) separately rather than as a combined unit. The amendments significantly improve the reporting of these transactions to more closely resemble their underlying economics, eliminate the residual method of allocation and improve financial reporting with greater transparency of how a vendor allocates revenue in its arrangements. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption was permitted. The Company adopted this standard effective January 1, 2011 and it did not have an impact on the Company’s condensed consolidated financial statements.

NOTE 3—EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2011	2010
Basic and diluted net earnings per share
Numerator:
Net earnings	$10,840	$7,760
Denominator:
Weighted-average shares outstanding	40,799,394	40,190,769
Add:
Dilutive effect of stock options	915,518	705,084
Dilutive effect of restricted common stock	487,260	802,996
Weighted-average shares outstanding with dilution	42,202,172	41,698,849
Basic earnings per share	$0.27	$0.19
Diluted earnings per share	$0.26	$0.19

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—EARNINGS PER SHARE (Continued)

314,236 and 2,790,601 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2011 and March 31, 2010, respectively, because the effect would be anti-dilutive.

NOTE 4—INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010

Finished goods	$11,815	$4,338
Raw materials	29,343	27,114
	$41,158	$31,452

Finished goods inventories included orders not yet shipped and orders that shipped prior to March 31, 2011 but were not recognized as net sales due to the specific terms of the sale. The increase was mainly due to the need to fill orders from certain of its Asia-based customers from its U.S. and Spain facilities until the Company’s previously announced capacity expansion in Malaysia is completed. Net sales for these shipments will be recognized when the inventory reaches the customers’ destinations.

NOTE 5—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2011 are as follows:

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Issued	Amount	Capital	Income	Earnings	Equity

Balance at December 31, 2010	40,730,753	$407	$222,784	$333	$104,516	$328,040
Stock-based compensation	73,040	1	1,270	—	—	1,271
Proceeds from exercise of options	48,769	1	487	—	—	488
Option exercise recognized tax benefit	—	—	74	—	—	74
Net earnings	—	—	—	—	10,840	10,840
Foreign currency translation	—	—	—	2,023	—	2,023
Balance at March 31, 2011	40,852,562	$409	$224,615	$2,356	$115,356	$342,736

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At March 31, 2011, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2011, there were 41,505,554 shares of issued and outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,505,554 shares are 40,852,562 shares of common stock and 652,992 shares of restricted unvested common stock.

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

During the first three months of 2011, the Company issued 50,000 options to purchase shares of the Company’s common stock at an exercise price of $19.71 to various employees under the 2009 Plan.

In connection with the 50,000 options granted during the first quarter ended March 31, 2011, the following is a summary of the characteristics of these options:

Shares	Service Condition
50,000	Vests ratably in 16 equal quarterly installments as of the last day of each calendar quarter beginning March 31, 2011.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted during the periods presented below:

Three Months Ended March 31, 2011
Risk-free interest rate	2.00%
Expected volatility	59.0%
Expected life (in years)	4.96
Dividend yield	—
Weighted-average estimated fair value of options granted during the period	$10.13

There were no options granted during the three months ended March 31, 2010.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2011:

	Options Outstanding
	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Weighted - Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2010	3,319,355	$11.59		$5.02	$25,194
Options granted	50,000	19.71		10.13
Exercised	(48,769)	10.00		5.19
Canceled/forfeited	(2,760)	11.01		4.53
Balance at March 31, 2011	3,317,826	$11.73	8.64	$5.09	$24,718
Vested and exercisable as of March 31, 2011	2,330,632	$10.98	8.59	$4.61	$19,111
Vested and exercisable as of March 31, 2011 and expected to vest thereafter	3,185,113	$11.73	8.64	$5.09	$23,729

(1)        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $19.18 of the Company’s common stock on March 31, 2011.

During the first quarter of 2011, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $464. There were no option exercises during the first quarter of 2010.

As of March 31, 2011, there was $5,757 of unrecognized compensation cost related to outstanding employee and director stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.61 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted shares activity of the Company for the three months ended March 31, 2011:

	Unvested Restricted Shares
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2010	727,725	$10.32
Granted	—
Vested	(73,040)	10.00
Canceled	(1,693)	10.00
Unvested at March 31, 2011	652,992	$10.36
Expected to vest after March 31, 2011	633,402	$10.36

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

As of March 31, 2011, there was $3,800 of unrecognized compensation cost related to employee and director unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.38 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Stock-based compensation expense was included in the following condensed consolidated statement of operations and comprehensive income categories:

	Three Months Ended March 31,
	2011	2010
Selling, general and administrative expense	$1,271	$3,791
Total option exercise recognized tax benefit	$162	$—

NOTE 7—INCOME TAXES

The Company’s effective income tax rate for the first quarter of 2011was 32.5% compared to the United States federal statutory tax rate of 35%. The lower effective tax rate is principally driven by the Company’s decision to permanently reinvest its Malaysia subsidiary’s earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction. The Company’s effective tax rate was approximately 29.5% for the three months ended March 31, 2010. This included a one-time benefit of 4.9% to the Company’s effective tax rate from the receipt of an Advanced Energy Project credit under the American Recovery and Reinvestment Act of 2009.

NOTE 8—INTEREST RATE SWAP

The Company was required under the terms of both its First Lien and Second Lien debt agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. Effective September 13, 2007, the Company entered into an interest rate swap contract for $200,000 notional principal amount of its variable rate debt. The notional principal amount decreased to $130,000 on October 1, 2008 and the contract expired on September 30, 2010. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10 - Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, a change in the fair value of the swap of $1,216 was recorded in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2010.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. The Company has accrued for specific product performance matters incurred in the periods presented below that are probable and estimable based on its best estimate of ultimate cash expenditures that it will incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

	March 31, 2011	March 31, 2010
Balance as of beginning of period	$4,109	$4,210
Additions	191	85
Reductions	(28)	(157)
Balance as of end of period	$4,272	$4,138

The majority of this accrual relates to a quality claim by one of the Company’s customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this situation. The estimated cost the Company expects to pay to remediate the current contamination is approximately $100. The Company continued to work with these contractors and to monitor those costs accounted for under ASC 450 - Contingencies as of March 31, 2011 with no changes to this estimate. During the three months ended March 31, 2011, the Company utilized $23 of this accrual, leaving an accrual balance of $77 as of March 31, 2011.

As previously disclosed, in October 2007, the Company filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”). The Company alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for the Company’s polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated the Company’s trade secrets. On January 27, 2011, the Court awarded the Company the right to recover from the defendants (i) actual monetary damages of $1,076, (ii) punitive damages of $2,151, (iii) reasonable attorneys fees of $3,903, (iv) reasonable costs of $1,109, and (v) 12% interest on each of the monetary awards from the date of the judgment (except for the actual monetary damages which accrues interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using the Company’s trade secrets. On January 28, 2011, the defendants filed a motion seeking to stay certain elements of the injunction which was denied by the Court on February 8, 2011. The defendants filed a motion appealing the Court’s denial of its motion as well as a notice of appeal with respect to the Court’s order in favor of the Company. On February 28, 2011, the Single Justice of the Massachusetts Appeals Court denied JPS’s appeal of the Superior Court’s denial of the request for a stay. Subsequently, on March 10, 2011, the Single Justice of the Appeals Court vacated her order of February 28, 2011, noting that the notice of appeal and, thus, the Appeals Court order, was a nullity as there were post-judgment motions pending in the Superior Court. To ensure judicial economy, however, the Single Justice retained jurisdiction over the matter should the parties seek similar relief following the Superior Court’s final determination of the post-judgment motions. On March 4, 2011, the defendants filed a petition to stay or modify the injunction pending appeal with the Massachusetts Supreme Judicial Court as well as an emergency motion for an immediate stay pending full briefing and hearing of the petition. The Supreme Judicial Court denied the defendants’ emergency motion on March 7, 2011 and denied the defendants’ petition on April 1, 2011. On April 6, 2011, the defendants filed a new notice of appeal with respect to the lower court’s final judgment and several of its other orders. To date, a briefing schedule for the appeal has not been set by the Massachusetts Appeals Court. Additionally, the defendants filed an emergency motion seeking a clarification or stay from the lower court of its injunction as to a laminate to scrim product defendant’s claim should not be covered by the injunction. The Company plans to oppose this motion. On April 29, 2011, the Company filed a civil contempt complaint against the Defendants in the Superior Court alleging that JPS and Galica are not in compliance with the Court’s January 27, 2011 order providing injunctive relief and asking the Court to hold the defendants in contempt. The Court issued a summons to the Defendants on May 2, 2011 ordering them to appear at a May 10, 2011 hearing for the purpose of scheduling a hearing or a trial on the complaint for contempt.

On September 17, 2010, JPS filed an amended complaint against the Company’s wholly-owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts. The amended complaint alleged various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60,000 in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, the Company filed a motion to dismiss the amended complaint, and on January 5, 2011 the Court held a hearing on STR’s motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On January 14, 2011, the Court issued its written opinion dismissing the case. On January 21, 2011, STR filed a motion for Rule 11 sanctions against the defendants and their counsel which was denied by the Court on April 20, 2011. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. The First Circuit Court of Appeals scheduled a settlement conference and set a briefing schedule in this matter. The settlement conference set for April 14, 2011 was postponed by the Court and may be rescheduled for a date in early May 2011 depending on the Court’s evaluation of whether it believes that a settlement conference may be fruitful. JPS’ brief was filed on May 2, 2011 and STR’s brief will be due on June 1, 2011. The Company intends to continue to vigorously defend this action which it considers meritless.

The Company does not intend to record any gain related to the state court judgment until the settlement cash proceeds are received by the Company.

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION

ASC 280-10-50 - Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. Based on the nature of its products and services, the Company has two reporting segments: Solar and Quality Assurance. Information as to each of these operations is set forth below.

Adjusted EBITDA is the main metric used by the management team and the Board to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net earnings before interest income and expense, income tax expense, depreciation, amortization, stock-based compensation expense, transaction fees, equity earnings on investments and certain non-recurring income and expenses from the results of operations.

The following table sets forth information about the Company’s operations by its two reportable segments and by geographic area:

Operations by Reportable Segment

	Three Months Ended March 31,
	2011	2010
Segment Adjusted EBITDA
Solar	$28,430	$24,891
Quality Assurance	568	1,638
Segment Adjusted EBITDA	$28,998	$26,529

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

	Three Months Ended March 31,
	2011	2010
Reconciliation of Adjusted EBITDA to Net Earnings
Segment Adjusted EBITDA	$28,998	$26,529
Corporate Adjusted EBITDA	(2,467)	(2,818)
Adjusted EBITDA	26,531	23,711
Depreciation and amortization	(6,429)	(5,758)
Interest income	22	28
Interest expense	(2,797)	(4,231)
Income taxes	(5,210)	(3,242)
Unrealized gain on interest rate swap	—	1,216
Secondary offering expense	—	(193)
Stock-based compensation	(1,271)	(3,791)
(Loss) gain on disposal of property, plant and equipment	(1)	1
(Loss) earnings on equity-method investments	(5)	19
Net Earnings	$10,840	$7,760

Operations by Geographic Area

	Three Months Ended March 31,
	2011	2010
Net Sales
United States	$32,615	$36,940
Spain	29,274	23,156
Malaysia	18,848	8,016
Hong Kong	6,665	5,971
Other	5,535	5,690
Total Net Sales	$92,937	$79,773

Depreciation and Amortization by Reportable Segment

	Three Months Ended March 31,
	2011	2010
Depreciation and Amortization
Solar	$3,797	$3,312
Quality Assurance	2,463	2,297
Corporate	169	149
Total Depreciation and Amortization	$6,429	$5,758

Capital Expenditures by Reportable Segment

	Three Months Ended March 31,
	2011	2010
Capital Expenditures
Solar	$5,107	$1,160
Quality Assurance	648	1,709
Corporate	11	280
Total Capital Expenditures	$5,766	$3,149

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Assets by Reportable Segment

	March 31, 2011	December 31, 2010
Assets
Solar	$460,883	$461,500
Quality Assurance	205,602	211,004
Corporate	44,223	30,342
Total Assets	$710,708	$702,846

Long-Lived Assets by Geographic Area

	March 31, 2011	December 31, 2010
Long-lived Assets
United States	$30,327	$28,930
Spain	16,928	17,273
Malaysia	19,452	16,316
China	5,255	5,706
Hong Kong	1,609	1,668
Other	3,533	3,366
Total Long-Lived Assets	$77,104	$73,259

Foreign sales are based on the country in which the sales originate. Solar net sales to two of the Company’s major customers for the three months ended March 31, 2011 and 2010 were $19,076 and $19,272, respectively. Accounts receivable from those customers amounted to $8,985 and $6,763 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 11—RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense is recorded in selling, general and administrative expenses. The Company has a long history of innovation dating back to its establishment in 1944 as a plastic and polymer research and development firm. As the Company’s operations have expanded from solely providing research and development activities into the manufacturing of solar encapsuclants and providing quality assurance services, it has created a separate research and development function for employees and costs that are fully dedicated to research and development activities. The Company incurred $546 and $245, respectively of research and development expense for the three months ended March 31, 2011 and 2010, respectively.

Due to the Company’s legacy of innovation, other employees spend some of their time related to research and development activities. However, the Company does not allocate such costs or allocate overhead to research and development.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

STR Holdings, Inc. and its subsidiaries (“we”, “us”, “our” or the “Company”) conduct business in two segments.

We are a leading global provider of encapsulants to the solar module industry. The encapsulant is a critical component used in solar modules. We were the first to develop the original ethylene-vinyl-acetate (“EVA”) encapsulants used in commercial solar module manufacturing in the 1970s in conjunction with the Jet Propulsion Laboratory of the California Institute of Technology under a NASA contract for the U.S. Energy Research and Development Administration, which later became known as the U.S. Department of Energy. We supply encapsulants to many of the major solar module manufacturers and believe we were the primary supplier of encapsulants to the majority of our top 10 customers for the first three months of 2011. We believe this is due to our superior product performance, global manufacturing base, customer service and technical support. Our encapsulants are used in both crystalline silicon and thin-film solar modules.

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

STRATEGIC FOCUS

Our objective for our Solar business is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. Some of our strategies to meet that objective are to (i) leverage our global infrastructure, (ii) continue our history of product innovation, (iii) continue to execute our Asia Growth Strategy and (iv) further reduce our manufacturing costs. Events associated with our strategic initiatives during 2011 are:

•                  We believe we increased our solar market share in the Asia Pacific region, including China. Solar net sales into the Asia Pacific region increased by approximately 34% in the first three months of 2011 compared to the corresponding 2010 period.

•                  Our Malaysia facility currently has 2.4 GW of production capacity. We increased the floor space of our Malaysia facility as of the end of the first quarter to provide for total capacity of up to approximately 5.0 GW and ordered an additional 1.2 GW of annual production capacity that is expected to become operational in the third quarter of 2011. We believe that our Malaysian plant has enhanced our competitive position in various Asian markets by allowing us to take advantage of reduced lead times, lower logistics costs and improved customer service.

•                  During the first quarter of 2011, we closed on the purchase of our 275,000 square foot manufacturing facility in East Windsor, Connecticut. This facility will provide us needed space for capacity to meet future demand and enable us to consolidate our Connecticut-based Solar operations. We expect the transition of manufacturing operations to occur over the next nine months. In addition, we have ordered an additional 1.8 GW of production capacity to be installed in the East Windsor facility during the second half of 2011. We have also ordered an additional 600 MW of production capacity for our Spain facility expected to become operational in the fourth quarter of 2011.

•                  During 2011, we plan to increase our investments in research and development, including the addition of technical personnel and research scientists. Our East Windsor, Connecticut facility will house a 20,000 square foot, state-of-the art research and development laboratory. Overall, we expect our 2011 research and development capital investment to increase by approximately $2.0 million to $3.0 million. Our goal is to continue to develop high value-add products that can be commercialized quickly and with scale. During the first quarter, we began to increase the commercialization of our recently launched mega fast encapsulant. The product enables significant capital avoidance and efficiency gains for automated module manufactures such as the achievement of a 4-minute lamination cycle that is significantly faster than the typical lamination time of 12 to 18 minutes.

•                  We expect to increase our global production capacity to approximately 11.0 GW by the end of 2011. An increase in capacity allows us to produce and sell more encapsulants and should permit us to decrease our manufacturing costs per unit by leveraging our global management, manufacturing and distribution base. We expect to continue to reduce our cost structure via improved fixed cost absorption associated with the leverage of future sales volume growth, optimizing our global manufacturing and distribution footprint to reduce delivery and other logistical costs, reducing scrap rates and improving raw material utilization.

•                  We continued to strengthen our customer relationships. As of March 31, 2011, we had formal contractual relationships with five of our top ten customers. These contracts provide for better operational and capital efficiency as well as improved manufacturing visibility, allowing us to better serve the needs of our growing customers. In addition, our top ten customer list also includes three contract manufacturers to whom certain of our customers outsource production. We identified this shift in industry dynamic some time back and believe that we are well-positioned with the contract manufacturers.

•                  We recently implemented measures to help protect our gross profit from continued raw material inflation. We have included a resin inflation protection clause in our recently signed contracts and intend to make such clause a condition of signing contracts in the future. We also announced a resin surcharge that will increase our selling price for non-contractual customers effective April 1, 2011. The resin surcharge will be reduced if resin costs decrease.

Our Quality Assurance business will focus on leveraging our global footprint and cost base, technical and industry knowledge, breadth of service offerings and superior client service to drive sales growth. We remain focused on strengthening the global alignment of our operating units, expanding services with existing clients and aggressively targeting new clients on a global scale.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our condensed consolidated financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived intangible and tangible assets, goodwill, product performance matters, income taxes, stock-based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011.

There have been no changes in such policies during the quarter ended March 31, 2011.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations, for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Statement of Operations Data:
Net sales - Solar	$67,978	$54,811
Net sales - Quality Assurance	24,959	24,962
Total net sales	92,937	79,773
Cost of sales - Solar	39,693	31,454
Cost of sales - Quality Assurance	19,824	18,228
Total cost of sales	59,517	49,682
Gross profit	33,420	30,091
Selling, general and administrative expenses	14,556	15,969
Provision for bad debt expense	323	109
Loss (earnings) on equity-method investments	5	(19)
Operating income	18,536	14,032
Interest income	22	28
Interest expense	(2,797)	(4,231)
Foreign currency transaction gain (loss)	289	(43)
Unrealized gain on interest rate swap	—	1,216
Earnings before income tax expense	16,050	11,002
Income tax expense	5,210	3,242
Net earnings	$10,840	$7,760

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

Management believes that non-GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non-GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non-GAAP EPS is the only metric used to determine annual bonus compensation for our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, and is used in conjunction with segment Adjusted EBITDA to determine annual bonus compensation for our segment presidents under our management incentive plan.

Although we use non-GAAP EPS as a measure to assess the operating performance of our business, non-GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non-GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets and deferred financing costs and stock-based compensation expense further limits the usefulness of this measure. Non-GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is also a necessary element of our operations. Because of these limitations, management does not view non-GAAP EPS in isolation and also uses other measures, such as Adjusted EBITDA, net earnings, net sales, gross margin and operating income, to measure operating performance.

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net earnings	$10,840	$13,204	$13,321	$15,026	$7,760
Adjustments to net earnings:
Amortization of intangibles	2,876	2,875	2,876	2,876	2,876
Amortization of deferred financing costs	332	332	332	331	332
Stock-based compensation expense	1,271	1,300	1,377	1,383	3,791
Secondary offering expense	—	—	—	341	193
Tax effect of adjustments	(1,468)	(1,320)	(1,337)	(1,519)	(2,224)
Non-GAAP net earnings	$13,851	$16,391	$16,569	$18,438	$12,728
Diluted shares outstanding	42,202,172	42,396,262	42,327,366	42,054,990	41,698,849
Diluted earnings per share	$0.26	$0.31	$0.31	$0.36	$0.19
Diluted non-GAAP earnings per share	$0.33	$0.39	$0.39	$0.44	$0.31

Adjusted Return on Net Assets

We also use an alternative non-GAAP measure of asset efficiency called adjusted return on net assets (“RONA”). We define RONA as non-GAAP net earnings divided by the average total assets, excluding goodwill, intangible assets and deferred financing costs in the reported period.

Management believes that RONA provides meaningful supplemental information regarding our performance by excluding certain expenses and assets that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers.

Although we use RONA as a measure for outside investors to assess the operating performance of our business, RONA has significant limitations as an analytical tool because it excludes certain material expenses and assets. Because RONA does not account for these expenses and assets, its utility as a measure of our operating performance has material limitations. The omission of goodwill, intangible assets and deferred financing costs and the substantial amortization expense associated with our intangible assets, deferred financing costs and stock-based compensation expense further limits the usefulness of this measure. RONA also adjusts for the related tax effects of the adjustments and the payment of taxes is also a necessary element of our operations. Our management compensates for this limitation by providing information about our assets and net earnings on the face of the balance sheets and the statements of operations and comprehensive income as well as in the above discussion. We have computed RONA using the same consistent method from quarter to quarter and year to year.

	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
Total Assets	$710,708	$702,846	$654,935	$640,620
Less:
Goodwill	(223,359)	(223,359)	(223,359)	(223,359)
Intangible assets	(201,784)	(204,660)	(213,287)	(216,163)
Deferred financing costs	(4,138)	(4,470)	(5,465)	(5,797)
Non-GAAP total assets	$281,427	$270,357	$212,824	$195,301
Average GAAP total assets (1)	$682,822	$671,733
Average non-GAAP total assets (2)	$247,126	$232,829
GAAP net earnings (3)	$52,391	$49,311
Non-GAAP net earnings (4)	$65,249	$64,126
Return on assets	7.7%	7.3%
Adjusted return on assets	26.4%	27.5%

	March 31, 2011	December 31, 2010
Net earnings (3)	$52,391	$49,311
Adjustments to net earnings:
Amortization of intangibles	11,503	11,503
Amortization of deferred financing costs	1,327	1,327
Stock-based compensation expense	5,331	7,851
Secondary offering expense	341	534
Tax effect of adjustments	(5,644)	(6,400)
Non-GAAP net earnings (4)	$65,249	$64,126

(1)        Average GAAP total assets is derived by utilizing the average of our reported current year and prior year comparable balance sheet total GAAP asset amounts.

(2)        Average non-GAAP total assets is derived by utilizing the average of our reported current year and prior year comparable balance sheet total non-GAAP asset amounts.

(3)        GAAP net earnings is derived by utilizing our reported trailing four quarterly GAAP net earnings amounts. See Non-GAAP Earnings Per Share above.

(4)        Non-GAAP net earnings is derived by utilizing our reported trailing four quarterly non-GAAP net earnings amounts. See Non-GAAP Earnings Per Share above.

We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Net Sales

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales - Solar	$67,978	73%	$54,811	69%	$13,167	24%
Net sales - Quality Assurance	$24,959	27%	$24,962	31%	$(3)	—%
Total net sales	$92,937	100%	$79,773	100%	$13,164	17%

Our consolidated net sales increased as a result of an increase in our Solar net sales.

Net Sales - Solar

Our volume increased by approximately 35% mainly due to strong industry demand for solar modules that increased demand for our encapsulants. We continued to increase our net sales to module manufacturers located in the rapidly growing Asia-Pacific region. Also, the European market continued to be strong during the first three months of 2011. In early 2011, the German government enacted legislation to accelerate the annual year-end feed-in-tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. The Italian government has also discussed potential legislation that may significantly reduce feed-in-tariffs, as well as implement a cap in the amount of government funds used to provide incentives. These announcements may have resulted in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by increased purchases of solar systems prior to the effective dates of the decreased solar incentives. We may experience higher than normal Solar sales volumes during the first half of 2011 that might not occur during the second half of 2011.

The volume increase was partially offset by a Euro decline of approximately 1% which reduced the translation of our Europe net sales and an average sales price decline of approximately 8%. The price decline was driven by contracts entered into in the first quarter of 2011 with our largest customers where we obtained increased volume in exchange for a lower price. We do not expect any further significant price declines during the remainder of 2011 due to our largest customers being under contract and the initiation of a resin surcharge to pass a portion of anticipated resin inflation to our customers.

Due to our strong growth in Asia, we were required to fill orders from our U.S. and Spain facilities until our previously announced capacity expansion in Malaysia is completed. Certain of these shipments will not be recognized as net sales until our product reaches the customer destination according to the contractual terms. We expect to have continued deferral of net sales for shipments with these contractual terms until the previously announced capacity expansion at our Malaysia facility is completed, which is expected to occur in the third quarter of 2011.

Net Sales - Quality Assurance

Net sales were relatively flat for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  An increase in net sales in our Asia Pacific region as well as in our supply chain auditing and inspection businesses were more than offset by a decline in our laboratory testing service lines.

Cost of Sales

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales - Solar	$39,693	43%	$31,454	39%	$8,239	26%
Cost of sales - Quality Assurance	$19,824	21%	$18,228	23%	$1,596	9%
Total cost of sales	$59,517	64%	$49,682	62%	$9,835	20%

Cost of sales increased primarily due to increased volume and raw material inflation in our Solar segment and higher direct labor costs in both of our segments.

Cost of Sales - Solar

The increase in our Solar segment’s cost of sales was mainly due to increased variable costs associated with the 35% increase in sales volume including higher labor and benefits of $1.1 million and the impact of additional production lines placed in service during 2010 resulting in increased depreciation expense of $0.5 million. We also experienced raw material inflation of $8.3 million compared to the first quarter of 2010. These negative impacts to cost of sales were partially offset by improved manufacturing efficiency and less scrap.

Non-cash intangible asset amortization expense of $2.1 million was included in cost of sales for each of the three months ended March 31, 2011 and 2010.

Cost of Sales - Quality Assurance

The increase in our Quality Assurance’s cost of sales was mainly due to higher labor costs of $0.9 million which was driven by a higher proportion of our 2011 net sales being in our supply chain audit and inspection businesses that are characterized by higher labor and travel costs.

Non-cash intangible asset amortization expense of $0.8 million was included in cost of sales for each of the three months ended March 31, 2011 and 2010.

Gross Profit

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit	$33,420	36%	$30,091	38%	$3,329	11%

Gross profit decreased as a percentage of net sales primarily due to our Quality Assurance segment having been negatively impacted by higher depreciation expense and increased labor driven by unfavorable sales mix as discussed above. Also, our Solar segment experienced lower pricing, increased raw material costs and higher depreciation expense which were partially offset by improved operating leverage of fixed costs associated with our volume increase, continued cost reductions due to improved manufacturing efficiency and less scrap. Our Solar segment accounted for 73% and 69% of our consolidated net sales for the three months ended March 31, 2011 and 2010, respectively.

Non-cash intangible asset amortization expense of $2.9 million reduced gross profit for the three months ended March 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$14,556	16%	$15,969	20%	$(1,413)	(9)%

Stock-based compensation expense decreased $2.5 million for the three months ended March 31, 2011 mainly due to the absence in 2011 of accelerating vesting clauses that occurred on January 31, 2010 for the issuance of stock options in connection with our November 2009 initial public offering (“IPO”). Also, professional costs decreased by approximately $0.5 million due to reductions in spending in both our Quality Assurance and Corporate segments that more than offset increased legal fees associated with our continued litigation with JPS Elastomerics Corporation (“JPS”). These decreases were partially offset by $1.4 million of increased labor and benefits across all business segments to support our anticipated growth and operations as a public company. Last, we incurred $0.3 million of increased research and development expense as we continue to expand this function with the goal of developing a pipeline of innovative encapsulant products.

Interest Expense

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest expense	$2,797	3%	$4,231	5%	$(1,434)	(34)%

The decrease compared to 2010 was primarily the result of the expiration of our interest rate swap in September 2010 that had a higher fixed interest rate of 4.622% on its $130.0 million notional amount and lower debt levels.

Other Income Items

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income	$311	—%	$1,201	2%	$(890)	(74)%

The three months ended March 31, 2011 did not include an unrealized gain of $1.2 million on our interest rate swap entered into during 2007 as a requirement under our credit facilities that was included for the same period in 2010 as the swap expired on September 30, 2010. Foreign currency transaction gain was $0.3 million during the three months ended March 31, 2011 compared to a loss of $0.1 million in the corresponding 2010 period as a result of changes in prevailing currency exchange rates.

Income Taxes

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income taxes	$5,210	6%	$3,242	4%	$1,968	61%

Our effective income tax rate for the first quarter of 2011 was 32.5% compared to the United States federal statutory tax rate of 35%. The lower effective tax rate is principally driven by our decision to permanently reinvest our Malaysia subsidiary’s earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction. Our effective tax rate was approximately 29.5% for the three months ended March 31, 2010. This included a one-time benefit of 4.9% to our effective tax rate from the receipt of an Advanced Energy Project credit under the American Recovery and Reinvestment Act of 2009.

Net Earnings

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net earnings	$10,840	12%	$7,760	10%	$3,080	40%

Net earnings increased due to higher Solar Adjusted EBITDA as discussed below, lower interest expense, lower stock-based compensation and other operating efficiencies that more than offset the Quality Assurance Adjusted EBITDA decline discussed below, our higher effective tax rate and the non-recurring gain on our interest rate swap.

Segment Results of Operations

We report our business in two segments: Solar and Quality Assurance. The accounting policies of the segments are the same. We measure segment performance based on net sales and Adjusted EBITDA. See Note 10 - Reportable Segments and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Revenues for each of our segments are described in further detail above. Corporate overhead is not allocated to our segments, and therefore not included in the presentation below. It is mainly comprised of expenses associated with corporate headquarters, the executive management team and certain centralized functions that benefit us but are not directly attributable to the segments such as finance and certain legal costs. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA by segment.

Solar

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	%
Net sales	$67,978	$54,811	$13,167	24%
Adjusted EBITDA	$28,430	$24,891	$3,539	14%
Adjusted EBITDA as % of segment net sales	41.8%	45.4%

Adjusted EBITDA as a percentage of net sales for this business segment decreased for the three months ended March 31, 2011 compared to 2010 primarily due lower average sales prices, higher raw material costs and SG&A expenses. SG&A expenses increased in absolute dollars by $2.0 million as a result of $0.9 million of increased legal costs associated with our continued litigation with JPS, $0.7 million of increased labor and benefits expense and $0.4 million of other operating costs. These negative impacts more than offset increased leverage associated with our net sales volume growth and manufacturing cost reductions.

Quality Assurance

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	%
Net sales	$24,959	$24,962	$(3)	—%
Adjusted EBITDA	$568	$1,638	$(1,070)	(65)%
Adjusted EBITDA as % of segment net sales	2.3%	6.6%

Adjusted EBITDA as a percentage of net sales for this business segment decreased for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to the lower gross margins with relatively flat net sales driven by higher cost of sales due to unfavorable sales mix as discussed above and partially offset by a $0.4 million favorable impact from foreign exchange.

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations and intend to do so in the future. As of March 31, 2011, our principal sources of liquidity consisted of $101.2 million of cash and $20.0 million of availability under the $20.0 million revolving portion of our first lien credit facilities. Our total indebtedness was $238.1 million as of March 31, 2011.

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

Cash Flows

Cash Flow from Operating Activities

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2011 compared to net cash provided by operating activities of $13.2 million for the three months ended March 31, 2010. Due to the strength of our Solar segment, cash earnings increased by approximately $1.3 million for the three months ended March 31, 2011 compared to the same period in 2010. This was more than offset by increased working capital, primarily relating to increases in accounts receivable and inventory as well as timing of tax payments made. The increase in working capital reflects the investment required to support our planned growth. In addition, our raw material inventories increased to support our continued capacity ramp up to meet customer demand as well as to mitigate short-term raw material inflation. Finished goods inventories increased mainly due to orders that shipped prior to March 31, 2011 but were not recognized as net sales due to the specific terms of the sale. The increase was mainly due to the need to fill orders from certain of its Asia-based customers from its U.S. and Spain facilities until the Company’s previously announced capacity expansion in Malaysia is completed. Accounts receivable increased due to timing related to strong net sales growth in 2011 and increased payment terms customary in certain foreign locations.

Cash Flow from Investing Activities

Net cash used for investing activities of $5.8 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively was related to capital expenditures.

For our Solar segment, we had capital expenditures of $5.1 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Our Solar capital expenditures for these periods were mainly for expansion of our Malaysia plant and investments associated with our recently acquired East Windsor, Connecticut facility.

For our Quality Assurance segment, we had capital expenditures of $0.7 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. Our Quality Assurance capital expenditures for these periods consisted primarily of costs associated with equipment purchases for the enhancement of our information systems.

We expect remaining 2011 consolidated capital expenditures to be approximately $55.0 million, of which Solar capital expenditures represent approximately $45.0 million and Quality Assurance capital expenditures represent approximately $10.0 million.

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities less capital expenditures. Free cash flow was $(7.7) million and $10.1 million in the three months ended March 31, 2011 and 2010, respectively. Free cash flow was negative for the three months ended March 31, 2011 as a result of the reduction in operating cash flow as discussed above and capital expenditures for our Solar growth. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, including information technology infrastructure, land and buildings, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, and strengthening the balance sheet.

Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. Our management compensates for this limitation by providing information about our capital expenditures on the face of the cash flow statement and in the above discussion. We have computed free cash flow using the same consistent method from quarter to quarter and year to year.

	Three Months Ended March 31,
	2011	2010
Cash (used in) provided by operating activities	$(1,926)	$13,242
Less: capital expenditures	(5,766)	(3,149)
Free cash flow	$(7,692)	$10,093

We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Cash Flow from Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2011 due to $0.6 million of the proceeds from the exercise of stock options and related tax benefits received from the disqualifying dispositions of certain of these options partially offset by $0.5 million for debt repayments.

Net cash used in financing activities was $1.6 million for the three months ended March 31, 2010 due to the payment of IPO issuance costs of $1.1 million and $0.5 million for debt repayments.

Credit Facilities

On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (DLJMB), and its co-investors, together with members of our board of directors, our executive officers and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our “credit facilities”, in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consists of a $185.0 million term loan facility, which matures on June 15, 2014, and a $20.0 million revolving credit facility, none of which was outstanding at March 31, 2011, which matures on June 15, 2012. The second lien credit facility consists of a $75.0 million term loan facility, which matures on December 15, 2014. The revolving credit facility includes a sublimit of $15.0 million for letters of credit.

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

As of March 31, 2011 and December 31, 2010, the weighted-average interest rate under our credit facilities was 4.18%. At the rate in effect on March 31, 2011 and assuming an outstanding balance of $238.1 million as of March 31, 2011, our annual debt service obligations would be $11.9 million, consisting of $10.0 million of interest and $1.9 million of scheduled principal payments.

In addition to paying interest on outstanding principal under the credit facilities, we are required to pay a commitment fee at a rate equal to 0.50% per annum on the daily unused commitments available to be drawn under the revolving portion of the first lien credit facility. We are also required to pay letter of credit fees, with respect to each letter of credit issued, at a rate per annum equal to the applicable LIBO margin for revolving credit loans on the average daily amount of undrawn letters of credit plus the aggregate amount of all letter of credit disbursements that have not been repaid by us. We are also required to pay fronting fees, with respect to each letter of credit issued, at a rate specified by the issuer of the letters of credit and to pay Credit Suisse certain administrative fees from time to time, in its role as administrative agent. The term loans under the first lien credit facility amortize in quarterly installments of 0.25% of the principal amount. Under certain circumstances, we may be required to reimburse the lenders under our credit facilities for certain increased fees and expenses caused by a change of law.

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

The first lien credit facility requires us to maintain certain financial ratios, including a maximum first lien debt ratio (based upon the ratio of indebtedness under the first lien credit facility to consolidated EBITDA, as defined in the first lien credit facility), a maximum total leverage ratio (based upon the ratio of total indebtedness, net of unrestricted cash and cash equivalents, to consolidated EBITDA) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to consolidated interest expense), which are tested quarterly. Based on the formulas set forth in the first lien credit agreement, as of March 31, 2011, we were required to maintain a maximum first lien debt ratio of 3.00 to 1.00, a maximum total leverage ratio of 5.00 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00. The second lien credit facility requires us to maintain a maximum total leverage ratio tested quarterly. Based on the formulas set forth in the second lien credit agreement, as of March 31, 2011, we were required to maintain a maximum total leverage ratio of 5.25 to 1.00. As of March 31, 2011, our first lien debt ratio was 0.50 to 1.00, our total leverage ratio was 1.10 to 1.00 and our interest coverage ratio was 9.38 to 1.00.

The financial ratios required under the first and second lien facilities become more restrictive over time. Based on the formulas set forth in the first lien credit agreement, as of March 31, 2011 and March 31, 2012, we are required to maintain a maximum first lien debt ratio of 3.00 to 1.00, a maximum total leverage ratio of 5.00 to 1.00, and a minimum interest coverage ratio of 2.00 to 1.00. Based on the formulas set forth in the second lien credit agreement, as of March 31, 2011 and March 31, 2012, we are required to maintain a maximum total leverage ratio of 5.25 to 1.00.

The credit agreements also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; sale-leaseback transactions; investments and acquisitions; indebtedness; liens; affiliate transactions; the nature of our business; a prohibition on dividends and restrictions on other restricted payments; modifications or prepayments of our second lien credit facility or other material subordinated indebtedness; and issuing redeemable, convertible or exchangeable equity securities. Under the credit agreements, we are permitted maximum annual capital expenditures of $12.0 million in the fiscal year ending December 31, 2007, with such limit increasing by $1.0 million to $2.0 million for each fiscal year thereafter. Capital expenditure limits in any fiscal year may be increased by 40.0% of the excess of consolidated EBITDA for such fiscal year over baseline EBITDA for that year, which is defined as $60.0 million for the fiscal year ending December 31, 2011 and increasing by $5.0 million per year thereafter. The capital expenditure limitations are subject to a two-year carry-forward of the unused amount from the previous fiscal year which is approximately $36.5 million for the year beginning January 1, 2011. The amount of capital expenditure permitted under our credit agreements will allow us to execute our anticipated 2011 capital investment plan.

The credit agreements contain events of default that are customary for similar facilities and transactions, including a cross-default provision with respect to other material indebtedness (which, with respect to the first lien credit agreement, would include the second lien credit agreement and with respect to the second lien credit agreement, would include the first lien credit agreement) and an event of default that would be triggered by a change of control, as defined in the credit agreements. As of March 31, 2011, we were in compliance with all of our covenants and other obligations under the credit agreements.

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

We were required under the terms of both our first lien and second lien credit facilities to fix our interest costs on at least 50% of the principal amount of our funded indebtedness within three months of entering into the credit facility for a minimum of three years. To manage our interest rate exposure and fulfill the requirements under our credit facilities, effective September 13, 2007, we entered into a $200.0 million notional principal amount interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. The notional principal amount decreased to $130.0 million on October 1, 2008 and remained at that amount until the agreement expired on September 30, 2010. Under the interest rate swap agreement, we paid interest at 4.622% and received the floating three-month LIBOR rate from Credit Suisse International on the notional principal amount. As of March 31, 2011, none of our variable interest rate debt has been hedged and we do not plan to hedge any portion of our debt in the near term.

In addition, one of our foreign subsidiaries maintains a line of credit facility in the amount of $0.5 million Swiss francs bearing an interest rate of approximately 4.25% as of March 31, 2011 and December 31, 2010. The purpose of the credit facility is to provide funding for the subsidiary’s working capital as deemed necessary during the normal course of business. The facility was not utilized as of March 31, 2011 and December 31, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. For the first three months of 2011, the price of our raw materials increased and negatively impacted our cost of sales by approximately $2.3 million.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board  (“FASB”) issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The FASB Accounting Standards Codification (“ASC”) 605-25 addresses the accounting for these arrangements and enables vendors to account for product and services (deliverables) separately rather than as a combined unit. The amendments significantly improve the reporting of these transactions to more closely resemble their underlying economics, eliminate the residual method of allocation and improve financial reporting with greater transparency of how a vendor allocates revenue in its arrangements. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption was permitted. We adopted this standard effective January 1, 2011 and it did not have an impact on our condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report, we face risks and uncertainties that include, but are not limited to, the following: (i) rising commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (ii) our dependence on a limited number of third party suppliers for raw materials for our encapsulants and materials used in our processes; (iii) demand for solar energy in general and solar modules in particular; (iv) the timing and effects of the implementation of recently announced government incentives and policies for renewable energy, primarily in China and the United States; (v) the effects of the announced reductions to solar incentives in Germany and Italy; (vi) customer concentration in our Solar business and our relationships with key customers; (vii) our ability to protect our intellectual property; (viii) pricing pressures and other competitive factors; (ix) operating new manufacturing facilities and increasing production capacity at existing facilities; (x) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xi) potential product performance matters, product liability or professional liability claims and our ability to manage them; (xii) loss of professional accreditations and memberships; (xiii) the extent and duration of the current downturn in the global economy, including the timing of expected economic recovery in the United States and abroad and the continuing effects of the ongoing recession on sales; (xiv) the impact negative credit markets may have on us or our customers or suppliers; (xv) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (xvi) maintaining sufficient liquidity in order to fund future profitable growth and long term vitality; (xvii) the extent to which we may be required to write-off accounts receivable or inventory; (xviii) outcomes of litigation and regulatory actions; and (xix) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the three months ended March 31, 2011 and 2010, approximately $41.5 million, or 45% and $34.8 million, or 44%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and administrative costs related to these foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products or services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2011 would have caused a change in consolidated net assets of approximately $9.9 million and a change in net sales of approximately $4.1 million.

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

Based on the amount outstanding under our first lien and second lien facilities at March 31, 2011, a change of one percentage point in the applicable interest rate, would cause an increase or decrease in interest expense of approximately $2.4 million on an annual basis. As of March 31, 2011, none of our variable interest rate debt has been hedged and we do not plan to hedge any portion of our debt in the near term.

Raw Material Price Risk

The major raw material that we purchase for production of our encapsulants for our Solar segment is resin, and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in petrochemical, pulp prices and supply and demand dynamics in other industries. During the first three months of 2011, the price of our raw materials, primarily resin, has increased and negatively impacted our cost of sales by approximately $2.3 million. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by holding inventory safety stock, taking advantage of early payment discounts, adding inflation escalation price clauses in customer contracts and ensuring we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our Solar customers.

We expect to continue to experience raw material inflation, primarily related to EVA resin. We have recently implemented measures to help protect our gross profit in absolute dollars. We have included a resin inflation protection clause in our contracts recently entered into and intend to make such clause a condition of signing contracts in the future if necessary. We also announced a resin surcharge that will increase our selling price for non-contractual customers effective April 1, 2011. The resin surcharge will be reduced if resin costs are reduced for non-contractual customers and to contract customers in accordance with terms of the individual contracts.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

There have been no material developments in the quarter in the legal proceeding indentified in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except as noted below. In addition, there were no new material legal proceedings during the quarter.

Galica/JPS

As previously disclosed, in October 2007, we filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”). We alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. On January 27, 2011, the Court awarded us the right to recover from the defendants (i) actual monetary damages of $1.1 million, (ii) punitive damages of $2.2 million, (iii) reasonable attorneys fees of $3.9 million, (iv) reasonable costs of $1.1 million, and (v) 12% interest on each of the monetary awards from the date of the judgment (except for the actual monetary damages which accrues interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using our trade secrets. On January 28, 2011, the defendants filed a motion seeking to stay certain elements of the injunction which was denied by the Court on February 8, 2011. The defendants filed a motion appealing the Court’s denial of its motion as well as a notice of appeal with respect to the Court’s order in favor of us. On February 28, 2011, the Single Justice of the Massachusetts Appeals Court denied JPS’s appeal of the Superior Court’s denial of the request for a stay. Subsequently, on March 10, 2011, the Single Justice of the Appeals Court vacated her order of February 28, 2011, noting that the notice of appeal and, thus, the Appeals Court order, was a nullity as there were post-judgment motions pending in the Superior Court. To ensure judicial economy, however, the Single Justice retained jurisdiction over the matter should the parties seek similar relief following the Superior Court’s final determination of the post-judgment motions. On March 4, 2011, the defendants filed a petition to stay or modify the injunction pending appeal with the Massachusetts Supreme Judicial Court as well as an emergency motion for an immediate stay pending full briefing and hearing of the petition. The Supreme Judicial Court denied the defendants’ emergency motion on March 7, 2011 and denied the defendants’ petition on April 1, 2011. On April 6, 2011, the defendants filed a new notice of appeal with respect to the lower court’s final judgment and several of its other orders. To date, a briefing schedule for the appeal has not been set by the Massachusetts Appeals Court. Additionally, the defendants filed an emergency motion seeking a clarification or stay from the lower court of its injunction as to a laminate to scrim product defendant’s claim should not be covered by the injunction. We plan to oppose this motion. On April 29, 2011, we filed a civil contempt complaint against the Defendants in the Superior Court alleging that JPS and Galica are not in compliance with the Court’s January 27, 2011 order providing injunctive relief and asking the Court to hold the defendants in contempt. The Court issued a summons to the Defendants on May 2, 2011 ordering them to appear at a May 10, 2011 hearing for the purpose of scheduling a hearing or a trial on the complaint for contempt.

On September 17, 2010, JPS filed an amended complaint against our wholly-owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts. The amended complaint alleged various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60.0 million in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, we filed a motion to dismiss the amended complaint, and on January 5, 2011 the Court held a hearing on STR’s motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On January 14, 2011, the Court issued its written opinion dismissing the case. On January 21, 2011, STR filed a motion for Rule 11 sanctions against the defendants and their counsel which was denied by the Court on April 20, 2011. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. The First Circuit Court of Appeals scheduled a settlement conference and set a briefing schedule in this matter. The settlement conference set for April 14, 2011 was postponed by the Court and may be rescheduled for a date in early May 2011 depending on the Court’s evaluation of whether it believes that a settlement conference may be fruitful. JPS’ brief was filed on May 2, 2011 and STR’s brief will be due on June 1, 2011. We intend to continue to vigorously defend this action which we consider meritless.

We do not intend to record any gain related to the state court judgment until the settlement cash proceeds are received by us.

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

STR HOLDINGS, INC.
(Registrant)
	By:	/s/ Barry A. Morris
Date: May 5, 2011	Barry A. Morris, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)