Form 10-Q
period 2011-06-30
STR HOLDINGS, INC.
filed 2011-08-05
CIK 1473597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒.

At July 29, 2011, there was 41,516,003 shares of Common Stock, par value $0.01 per share, outstanding

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share amounts

	June 30, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,377	$106,630
Accounts receivable, trade, less allowances for doubtful accounts of $2,591 and $1,343 in 2011 and 2010, respectively	57,856	43,308
Unbilled receivables	1,956	2,444
Inventories	44,716	31,452
Prepaid expenses	2,438	1,708
Deferred tax assets	3,235	3,207
Other current assets	7,532	6,780
Total current assets	213,110	195,529
Property, plant and equipment, net	84,959	73,259
Intangible assets, net	198,908	204,660
Goodwill	223,359	223,359
Deferred financing costs	3,807	4,470
Other noncurrent assets	2,090	1,569
Total assets	$726,233	$702,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,850	$1,850
Accounts payable	19,879	20,371
Accrued liabilities	17,523	15,398
Income taxes payable	1,316	8,242
Deferred revenue	6,152	5,604
Total current liabilities	46,720	51,465
Long-term debt, less current portion	235,750	236,675
Deferred tax liabilities	86,289	84,353
Other long-term liabilities	2,337	2,313
Total liabilities	371,096	374,806
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,516,391 and 41,458,478 issued and outstanding in 2011 and 2010, respectively	409	407
Additional paid-in capital	225,996	222,784
Retained earnings	125,066	104,516
Accumulated other comprehensive income, net	3,666	333
Total stockholders’ equity	355,137	328,040
Total liabilities and stockholders’ equity	$726,233	$702,846

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except shares and per share amounts

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net sales—Solar	$71,677	$66,997	$139,655	$121,808
Net sales—Quality Assurance	30,712	29,657	55,671	54,619
Total net sales	102,389	96,654	195,326	176,427
Cost of sales—Solar	46,799	38,306	86,492	69,760
Cost of sales—Quality Assurance	21,679	18,988	41,503	37,216
Total cost of sales	68,478	57,294	127,995	106,976
Gross profit	33,911	39,360	67,331	69,451
Selling, general and administrative expenses	15,316	13,096	29,872	29,065
Provision for bad debt expense	1,144	634	1,467	743
Earnings on equity-method investments	(13)	(54)	(8)	(73)
Operating income	17,464	25,684	36,000	39,716
Interest income	104	36	126	64
Interest expense	(2,808)	(4,411)	(5,605)	(8,642)
Foreign currency transaction (loss) gain	(338)	373	(49)	330
Unrealized gain on interest rate swap	—	1,446	—	2,662
Earnings before income tax expense	14,422	23,128	30,472	34,130
Income tax expense	4,712	8,102	9,922	11,344
Net earnings	$9,710	$15,026	$20,550	$22,786
Other comprehensive income (loss):
Foreign currency translation gain (loss) (net of tax effect of $706, $1,533, $1,795 and $2,444, respectively)	1,310	(2,845)	3,333	(4,537)
Other comprehensive income (loss)	1,310	(2,845)	3,333	(4,537)
Comprehensive income	$11,020	$12,181	$23,883	$18,249
Earnings per share (Note 3):
Basic	$0.24	$0.37	$0.50	$0.57
Diluted	$0.23	$0.36	$0.49	$0.55
Weighted-average common shares outstanding:
Basic	40,882,026	40,273,457	40,821,482	40,218,559
Diluted	42,012,274	42,054,990	42,129,184	41,743,168

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net earnings	$20,550	$22,786
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,170	6,282
Amortization of intangibles	5,752	5,752
Amortization of deferred financing costs	663	663
Stock-based compensation expense	2,541	5,174
Unrealized gain on interest rate swap	—	(2,662)
Earnings on equity investments	(8)	(73)
Loss on disposal of property, plant and equipment	9	10
Provision for bad debt expense	1,467	743
Deferred income tax benefit	113	1,027
Changes in operating assets and liabilities:
Accounts receivable	(14,863)	(19,571)
Inventories	(12,237)	(5,432)
Other current assets	(507)	(2,139)
Accounts payable	(488)	2,291
Accrued liabilities	490	3,828
Income taxes payable	(8,518)	5,019
Other, net	(257)	(637)
Net cash provided by operating activities	1,877	23,061
INVESTING ACTIVITIES
Capital expenditures	(16,534)	(6,590)
Proceeds from sale of fixed assets	6	12
Net cash used in investing activities	(16,528)	(6,578)
FINANCING ACTIVITIES
Long-term debt repayments	(925)	(925)
Principal payments on capital lease obligations	—	(87)
Proceeds from exercise of stock options	596	—
Option exercise recognized tax benefit	77	—
Other issuance costs	—	(1,535)
Net cash used in financing activities	(252)	(2,547)
Effect of exchange rate changes on cash	3,650	(3,551)
Net (decrease) increase in cash and cash equivalents	(11,253)	10,385
Cash and cash equivalents, Beginning of period	106,630	69,149
Cash and cash equivalents, End of period	$95,377	$79,534

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB ASC 220-10 established standards for the reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. The Company early adopted this standard effective June 30, 2011 and it did not have a material impact on the Company’s condensed consolidated financial statements since the Company previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement. The Company also has no components of other comprehensive income that are reclassified to net earnings for the periods presented.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and diluted net earnings per share
Numerator:
Net earnings	$9,710	$15,026	$20,550	$22,786

Denominator:
Basic weighted-average common shares outstanding	40,882,026	40,273,457	40,821,482	40,218,559
Add: dilutive effect of stock options	719,030	998,946	845,263	745,163
Add: dilutive effect of restricted common shares	411,218	782,587	462,439	779,446
Diluted weighted-average common shares outstanding	42,012,274	42,054,990	42,129,184	41,743,168

Basic earnings per share	$0.24	$0.37	$0.50	$0.57

Diluted earnings per share	$0.23	$0.36	$0.49	$0.55

Because the effect would be anti-dilutive, 113,420 and 15,496 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the three months ended June 30, 2011 and June 30, 2010, respectively. Because the effect would be anti-dilutive, 77,557 and 13,789 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the six months ended June 30, 2011 and June 30, 2010, respectively.

NOTE 4—INVENTORIES

Inventories consist of the following:

	June 30, 2011	December 31, 2010

Finished goods	$6,692	$4,338
Raw materials	38,024	27,114
	$44,716	$31,452

NOTE 5—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2011 are as follows:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Issued	Amount	Capital	Income	Earnings	Equity

Balance at December 31, 2010	40,730,753	$407	$222,784	$333	$104,516	$328,040
Stock-based compensation	145,928	1	2,540	—	—	2,541
Proceeds from exercise of options	59,606	1	595	—	—	596
Option exercise recognized tax benefit	—	—	77	—	—	77
Net earnings	—	—	—	—	20,550	20,550
Foreign currency translation, net	—	—	—	3,333	—	3,333
Balance at June 30, 2011	40,936,287	$409	$225,996	$3,666	$125,066	$355,137

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At June 30, 2011, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2011, there were 41,516,391 shares of issued and outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,516,391 shares are 40,936,287 shares of common stock and 580,104 shares of restricted unvested common stock.

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

During the first six months of 2011, the Company issued 50,000 options to purchase shares of the Company’s common stock at an exercise price of $19.71 to various employees under the 2009 Plan. The following is a summary of the characteristics of these options:

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

Six Months Ended June 30, 2011
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

There were no options granted during the three months ended June 30, 2011 or the six months ended June 30, 2010.

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Weighted -Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2010	3,319,355	$11.59		$5.02	$11,053
Options granted	50,000	$19.71		$10.13
Exercised	(59,606)	$10.00
Canceled/forfeited	(9,628)	$10.96
Balance at June 30, 2011	3,300,121	$11.74	8.41	$6.12	$10,494
Vested and exercisable as of June 30, 2011	2,442,728	$11.07	8.37	$5.28	$9,405
Vested and exercisable as of June 30, 2011 and expected to vest thereafter	3,168,116	$11.74	8.41	$6.12	$10,075

(1)          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $14.92 of the Company’s common stock on June 30, 2011.

During the first six months of 2011, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $527. There were no option exercises during the first six months of 2010.

As of June 30, 2011, there was $5,019 of unrecognized compensation cost related to outstanding employee and director stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of approximately two years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted shares activity of the Company for the six months ended June 30, 2011:

	Unvested Restricted Shares
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2010	727,725	$10.32
Granted	—
Vested	(145,928)	10.00
Canceled	(1,693)	10.00
Unvested at June 30, 2011	580,104	$10.39
Expected to vest after June 30, 2011	562,701	$10.39

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—STOCK-BASED COMPENSATION (Continued)

As of June 30, 2011, there was $3,285 of unrecognized compensation cost related to employee and director unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of approximately two years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Stock-based compensation expense was included in the following condensed consolidated statement of comprehensive income categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling, general and administrative expense	$1,270	$1,383	$2,541	$5,174
Total option exercise recognized tax benefit	$23	$—	$185	$—

NOTE 7—INCOME TAXES

The Company’s effective income tax rate for the three and six months ended June 30, 2011 was 32.7% and 32.6%, respectively, compared to the United States federal statutory tax rate of 35%. The lower effective tax rate is principally driven by the Company’s decision to permanently reinvest its Malaysia subsidiary’s earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction. The Company’s effective tax rate was approximately 35.0% and 33.2% for the three and six months ended June 30, 2010, respectively. Included in the six months ended June 30, 2010 was a one-time benefit of 1.5% to the Company’s effective tax rate from the receipt of an Advanced Energy Project credit under the American Recovery and Reinvestment Act of 2009.

The Company is subject to the examinations of its income tax returns by various domestic and international taxing authorities. The final outcome of the future tax consequences of these examinations and legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact the Company’s financial statements. Accordingly, the Company has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease which could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

NOTE 8—INTEREST RATE SWAP

The Company was required under the terms of both its First Lien and Second Lien debt agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. Effective September 13, 2007, the Company entered into an interest rate swap contract for $200,000 notional principal amount of its variable rate debt. The notional principal amount decreased to $130,000 on October 1, 2008 and the contract expired on September 30, 2010. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10 - Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, a change in the fair value of the swap of $1,446 and $2,662 was recorded in the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2010, respectively.

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

	June 30, 2011	June 30, 2010
Balance as of beginning of period	$4,109	$4,210
Additions	512	350
Reductions	(136)	(633)
Balance as of end of period	$4,485	$3,927

The majority of this accrual relates to a quality claim by one of the Company’s customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450 — Contingencies, the Company has accrued the estimated cost to remediate of $160, which includes an adjustment of $60 over the Company’s prior estimate. During the six months ended June 30, 2011, the Company utilized $63 of this accrual, leaving a balance of $97 as of June 30, 2011.

As previously disclosed, in October 2007, the Company filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”). The Company alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for the Company’s polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated the Company’s trade secrets. On January 27, 2011, the Court awarded the Company the right to recover from the defendants (i) actual monetary damages of $1,076, (ii) punitive damages of $2,151, (iii) reasonable attorneys fees of $3,903, (iv) reasonable costs of $1,109, and (v) 12% interest on each of the monetary awards from the date of the judgment (except for the actual monetary damages which accrues interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using the Company’s trade secrets. Commencing on January 28, 2011, the defendants filed numerous motions and appeals seeking to stay certain elements of the injunction all of which were denied by the Court and the appellate courts. On June 22, 2011, the defendants filed their principal appellate brief seeking to reverse the Court’s order. The Company filed its principal brief on August 3, 2011, and expects the defendants to file a reply brief by August 15, 2011. Oral arguments are scheduled for September 6, 2011.

On April 29, 2011, the Company filed a civil contempt complaint against the defendants in the Superior Court alleging that JPS and Galica were not in compliance with the Court’s January 27, 2011 order providing injunctive relief, and asking the Court to hold the defendants in contempt. On July 15, 2011, the Court issued a ruling holding the defendants in contempt of court with regards to certain portions of the January 27, 2011 order. On July 25, 2011, the Court accepted the parties’ agreement and issued a preliminary ruling that the defendants have purged themselves of contempt. The Company is entitled to recover the attorneys’ fees it incurred in prosecuting the contempt claim.

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

in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60,000 in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, the Company filed a motion to dismiss the amended complaint, and on January 5, 2011 the Court held a hearing on STR’s motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On January 14, 2011, the Court issued its written opinion dismissing the case. On January 21, 2011, STR filed a motion for Rule 11 sanctions against the defendants and their counsel which was denied by the Court on April 20, 2011. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. JPS filed its appellate brief on May 2, 2011 and STR filed its appellate brief on June 14, 2011. Together with its brief, STR also filed a motion seeking appellate sanctions against JPS. JPS’ reply brief was filed on July 21, 2011. The Company intends to continue to vigorously defend this action which it considers meritless.

The Company does not intend to record any gain related to the state court judgment until the settlement cash proceeds are received by the Company.

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION

ASC 280-10-50-Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. Based on the nature of its products and services, the Company has two reporting segments: Solar and Quality Assurance. Information as to each of these operations is set forth below.

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

The following table sets forth information about the Company’s operations by its two reportable segments and by geographic area:

Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment Adjusted EBITDA
Solar	$24,469	$31,207	$52,899	$56,098
Quality Assurance	4,033	4,539	4,601	6,177
Segment Adjusted EBITDA	$28,502	$35,746	$57,500	$62,275

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation of Adjusted EBITDA to Net Earnings
Segment Adjusted EBITDA	$28,502	$35,746	$57,500	$62,275
Corporate Adjusted EBITDA	(3,618)	(1,732)	(6,085)	(4,550)
Adjusted EBITDA	24,884	34,014	51,415	57,725
Depreciation and amortization	(6,493)	(6,276)	(12,922)	(12,034)
Interest income	104	36	126	64
Interest expense	(2,808)	(4,411)	(5,605)	(8,642)
Income taxes	(4,712)	(8,102)	(9,922)	(11,344)
Unrealized gain on interest rate swap	—	1,446	—	2,662
Secondary offering expense	—	(341)	—	(534)
Stock-based compensation	(1,270)	(1,383)	(2,541)	(5,174)
Loss on disposal of property, plant and equipment	(8)	(11)	(9)	(10)
Earnings on equity-method investments	13	54	8	73
Net Earnings	$9,710	$15,026	$20,550	$22,786

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales
United States	$38,552	$41,398	$71,167	$78,338
Spain	27,410	31,659	56,684	54,815
Malaysia	20,989	9,572	39,837	17,588
Hong Kong	8,799	8,356	15,464	14,327
Other	6,639	5,669	12,174	11,359
Total Net Sales	$102,389	$96,654	$195,326	$176,427

Depreciation and Amortization by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and Amortization
Solar	$3,859	$3,734	$7,656	$7,046
Quality Assurance	2,450	2,326	4,913	4,623
Corporate	184	216	353	365
Total Depreciation and Amortization	$6,493	$6,276	$12,922	$12,034

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Capital Expenditures by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Capital Expenditures
Solar	$9,288	$2,695	$14,395	$3,855
Quality Assurance	1,351	746	1,999	2,455
Corporate	129	—	140	280
Total Capital Expenditures	$10,768	$3,441	$16,534	$6,590

Total Assets by Reportable Segment

	June 30, 2011	December 31, 2010
Assets
Solar	$480,175	$461,500
Quality Assurance	206,594	211,004
Corporate	39,464	30,342
Total Assets	$726,233	$702,846

Long-Lived Assets by Geographic Area

	June 30, 2011	December 31, 2010
Long-Lived Assets
United States	$34,941	$28,930
Spain	18,446	17,273
Malaysia	21,613	16,316
China	5,084	5,706
Hong Kong	1,781	1,668
Other	3,094	3,366
Total Long-Lived Assets	$84,959	$73,259

Foreign sales are based on the country in which the sales originate. Solar net sales to three of the Company’s major customers for the three months ended June 30, 2011 were $32,744 and to two major customers for the same period in 2010 were $21,536. Solar net sales to three of the Company’s major customers for the six months ended June 30, 2011 were $56,504 and to two major customers for the same period in 2010 were $36,785.  Accounts receivable from those customers amounted to $19,809 and $6,763 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 11—RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense is recorded in selling, general and administrative expenses. The Company has a long history of innovation dating back to its establishment in 1944 as a plastic and polymer research and development firm. As the Company’s operations have expanded from solely providing research and development activities into the manufacturing of solar encapsulants and providing quality assurance services, it has created a separate research and development function for employees and costs that are fully dedicated to research and development activities. The Company incurred $301 and $412, respectively of research and development expense for the three months ended June 30, 2011 and 2010, respectively. The Company incurred $847 and $657, respectively of research and development expense for the six months ended June 30, 2011 and 2010, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—RESEARCH AND DEVELOPMENT EXPENSE (Continued)

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

We are a leading global provider of encapsulants to the solar module industry. The encapsulant is a critical component used in solar modules. We were the first to develop the original ethylene-vinyl-acetate (“EVA”) encapsulants used in commercial solar module manufacturing in the 1970s in conjunction with the Jet Propulsion Laboratory of the California Institute of Technology under a NASA contract for the U.S. Energy Research and Development Administration, which later became known as the U.S. Department of Energy. We supply encapsulants to many of the major solar module manufacturers and believe we were the primary supplier of encapsulants to the majority of our top 10 customers for the first six months of 2011. We believe this is due to our superior product performance, global manufacturing base, customer service and technical support. Our encapsulants are used in both crystalline silicon and thin-film solar modules.

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

STRATEGIC FOCUS

Our objective for our Solar business is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. Some of our strategies to meet that objective are to (i) leverage our global infrastructure, (ii) continue our history of product innovation, (iii) continue to execute our Asia Growth Strategy and (iv) further reduce our manufacturing costs. Events associated with our strategic initiatives during 2011 are:

•                  Our Solar net sales into the Asia Pacific region increased by approximately 50% in the first six months of 2011 compared to the corresponding 2010 period. We also have recently passed qualification testing with one of the Tier 1 Chinese module companies that we have been aggressively pursuing and are in late stage testing with another. We have also furthered our plans to establish a manufacturing facility in China near Shanghai.

•                  Our Malaysia facility currently has 2.4 GW of production capacity. We increased the floor space of our Malaysia facility as of the end of the first quarter of 2011 to provide for total capacity of up to approximately 5.0 GW and ordered an additional 1.2 GW of annual production capacity that is expected to become operational in the third quarter of 2011. We believe that our Malaysian plant has enhanced our competitive position in various Asian markets by allowing us to take advantage of reduced lead times, lower logistics costs and improved customer service.

•                  During the first quarter of 2011, we closed on the purchase of our 275,000 square foot manufacturing facility in East Windsor, Connecticut. This facility will provide us needed space for capacity to meet future demand and enable us to consolidate our Connecticut-based Solar operations. We expect the transition of manufacturing operations to occur over the next six months. In addition, we have ordered an additional 1.8 GW of production capacity to be installed in the East Windsor facility during the third quarter of this year. We have also ordered an additional 600 MW of production capacity for our Spain facility expected to become operational in the fourth quarter of this year.

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

•                  We began to increase the commercialization of our recently launched mega fast encapsulant. The product enables significant capital avoidance and efficiency gains for automated module manufactures such as the achievement of a 4-minute lamination cycle that is significantly faster than the typical lamination time of 12 to 18 minutes. We are also currently introducing two new products and expanding our overall product portfolio. We are in the process of introducing a paperless encapsulant that will offer a less expensive option instead of higher throughput, and yet retain the long-term quality benefits that we believe our encapsulants provide. Since this product does not require paper backing, we believe that it can be commercialized at a lower price yet generate similar gross margin as our existing products. We have also developed a premium high-light transmission formulation that enables light to better penetrate the module’s cell, which can enhance a module’s output by approximately 1% percent.

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

•                  We continued to strengthen our customer relationships. As of June 30, 2011, we had formal contractual relationships with six of our top ten customers. These contracts provide for better operational and capital efficiency as well as improved manufacturing visibility, allowing us to better serve the needs of our growing customers. In addition, our top ten customer list also includes two contract manufacturers to whom certain of our customers outsource production. We identified this shift in industry dynamic some time ago and believe that we are well-positioned with the contract manufacturers.

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

There have been no changes in such policies during the quarter ended June 30, 2011.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations, for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Statement of Operations Data:
Net sales—Solar	$71,677	$66,997	$139,655	$121,808
Net sales—Quality Assurance	30,712	29,657	55,671	54,619
Total net sales	102,389	96,654	195,326	176,427
Cost of sales—Solar	46,799	38,306	86,492	69,760
Cost of sales—Quality Assurance	21,679	18,988	41,503	37,216
Total cost of sales	68,478	57,294	127,995	106,976
Gross profit	33,911	39,360	67,331	69,451
Selling, general and administrative expenses	15,316	13,096	29,872	29,065
Provision for bad debt expense	1,144	634	1,467	743
Earnings on equity-method investments	(13)	(54)	(8)	(73)
Operating income	17,464	25,684	36,000	39,716
Interest income	104	36	126	64
Interest expense	(2,808)	(4,411)	(5,605)	(8,642)
Foreign currency transaction (loss) gain	(338)	373	(49)	330
Unrealized gain on interest rate swap	—	1,446	—	2,662
Earnings before income tax expense	14,422	23,128	30,472	34,130
Income tax expense	4,712	8,102	9,922	11,344
Net earnings	$9,710	$15,026	$20,550	$22,786

Non-GAAP Earnings Per Share

To supplement our condensed consolidated financial statements, we use a non-GAAP financial measure called non-GAAP earnings per share (“EPS”). Non-GAAP EPS is defined for the periods presented in the following table. It should be noted that diluted weighted-average common shares outstanding are determined on a GAAP basis and the resulting share count is used for computing both GAAP and non-GAAP diluted EPS. All amounts are stated in thousands, except per share amounts unless otherwise noted.

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

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Net earnings	$9,710	$10,840	$13,204	$13,321	$15,026
Adjustments to net earnings:
Amortization of intangibles	2,876	2,876	2,875	2,876	2,876
Amortization of deferred financing costs	331	332	332	332	331
Stock-based compensation expense	1,270	1,271	1,300	1,377	1,383
Secondary offering expense	—	—	—	—	341
Tax effect of adjustments	(1,466)	(1,468)	(1,320)	(1,337)	(1,519)
Non-GAAP net earnings	$12,721	$13,851	$16,391	$16,569	$18,438
Diluted shares outstanding	42,012,274	42,202,172	42,396,262	42,327,366	42,054,990
Diluted earnings per share	$0.23	$0.26	$0.31	$0.31	$0.36
Diluted non-GAAP earnings per share	$0.30	$0.33	$0.39	$0.39	$0.44

Adjusted Return on Net Assets

We also use an alternative non-GAAP measure of asset efficiency called adjusted return on net assets (“RONA”). We define RONA as non-GAAP net earnings divided by the average of property, plant and equipment plus current assets, excluding deferred tax assets, less current liabilities, excluding current portion of long-term debt and interest rate swap liability in the reported period.

Management believes that RONA provides meaningful supplemental information regarding our performance by excluding certain expenses and assets that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers.

Although we use RONA as a measure for outside investors to assess the operating performance of our business, RONA has significant limitations as an analytical tool because it excludes certain material expenses and assets. Because RONA does not account for these expenses and assets, its utility as a measure of our operating performance has material limitations. The omission of current portion of long-term debt, interest rate swap liability and deferred tax asset and the substantial amortization expense associated with our intangible assets, deferred financing costs and stock-based compensation expense further limits the usefulness of this measure. RONA also adjusts for the related tax effects of the adjustments and the payment of taxes is also a necessary element of our operations. Our management compensates for this limitation by providing information about our assets and net earnings on the face of the balance sheets and the statements of comprehensive income as well as in the above discussion. We have computed RONA on a consistent method from quarter to quarter and year to year. During this quarter, to better reflect our business, management updated the definition of RONA. If we calculated RONA using the same methodology, return on net assets and adjusted return on net assets for the three months ended June 30, 2011, would have been 6.7% and 22.4%, respectively. We have recasted the previously disclosed March 31, 2011 and December 31, 2010 amounts for comparable purposes.

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Total current assets	$213,110	$202,313	$195,529	$184,355	$159,389
Plus: Property, plant and equipment, net	84,959	77,104	73,259	67,984	65,886
Less: Total current liabilities	(46,720)	(43,904)	(51,465)	(46,931)	(44,863)
GAAP total net assets	$251,349	$235,513	$217,323	$205,408	$180,412
Plus:
Current portion of long-term debt	1,850	1,850	1,850	1,850	1,894
Interest rate swap liability	—	—	—	—	1,356
Less: Deferred tax asset	(3,235)	(3,228)	(3,207)	(2,959)	(2,987)
Non-GAAP total net assets	$249,964	$234,135	$215,966	$204,299	$180,675
Average GAAP total net assets (1)	$218,001	$200,830	$184,534
Average non-GAAP total net assets (2)	$217,008	$200,464	$185,046
GAAP net earnings (3)	$47,075	$52,391	$49,311
Non-GAAP net earnings (4)	$59,532	$65,249	$64,126
Return on net assets	21.6%	26.1%	26.7%
Adjusted return on net assets	27.4%	32.5%	34.7%

	June 30, 2011	December 31, 2010
Net earnings (3)	$47,075	$49,311
Adjustments to net earnings:
Amortization of intangibles	11,503	11,503
Amortization of deferred financing costs	1,327	1,327
Stock-based compensation expense	5,218	7,851
Secondary offering expense	—	534
Tax effect of adjustments	(5,591)	(6,400)
Non-GAAP net earnings (4)	$59,532	$64,126

(1)	Average GAAP total net assets is derived by utilizing the average of our reported current plus trailing four quarterly comparable balance sheet GAAP total net assets amounts.
(2)	Average non-GAAP total net assets is derived by utilizing the average of our reported current plus trailing four quarterly comparable balance sheet non-GAAP total net assets amounts.
(3)	GAAP net earnings is derived by utilizing our reported trailing four quarterly GAAP net earnings amounts. See Non-GAAP Earnings Per Share above.
(4)	Non-GAAP net earnings is derived by utilizing our reported trailing four quarterly non-GAAP net earnings amounts. See Non-GAAP Earnings Per Share above.

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%

Net sales—Solar	$71,677	70%	$66,997	69%	$4,680	7%	$139,655	72%	$121,808	69%	$17,847	15%
Net sales—Quality Assurance	30,712	30%	29,657	31%	1,055	4%	55,671	28%	54,619	31%	1,052	2%
Total net sales	$102,389	100%	$96,654	100%	$5,735	6%	$195,326	100%	$176,427	100%	$18,899	11%

Net Sales—Solar

The increase in net sales for the three months ended June 30, 2011 compared to the corresponding 2010 period was mainly due to a 7% volume increase. Also, a 13% stronger Euro foreign exchange rate increased the translation of our European net sales, but was offset by unfavorable customer mix. The volume increase was mainly driven by shipments made in the first quarter of 2011 that were not recognized as net sales until they reached the customers’ destination in the second quarter of 2011. On a units shipped basis, our volume was down approximately 14% during the three months ended June 30, 2011 compared to the three months ended March 31, 2011. This decrease was the result of uncertainty surrounding Italy’s feed-in-tariff policy during the second quarter and deflated solar project internal-rate-of-return in Europe as a result of subsidy cuts. These conditions caused the project finance market to tighten their lending and resulted in reduced demand across the entire solar supply chain. The sudden reduction in demand created a backlog of module inventory that resulted in our customers delaying or canceling orders issued to us.

For the six months ended June 30, 2011, compared to the corresponding 2010 period, the increase in net sales was due to a 19% volume increase due to strong industry demand for solar modules and our continued penetration in the Asia Pacific region, specifically China. Also, we received the benefit of a strengthened Euro of approximately 6% which increased the translation of our European net sales. These factors were partially offset by a decline in our average sales price of approximately 4% and unfavorable customer mix. The price decline was driven by contracts entered into in the first six months of 2011 with our largest customers that resulted in increased volume commitments in exchange for a lower price.

Due to excess inventory and overcapacity that currently exists throughout the solar supply chain, we believe that we will experience increased pricing pressure in the second half of 2011 due to our customers being focused on short-term raw material cost over increased throughput. This is the result of additional pricing pressure solar module manufacturers are experiencing in order to sell their excess module inventory.

Net Sales—Quality Assurance

Net sales in our Quality Assurance segment for the three months ended June 30, 2011 increased as a result of increased social responsibility and supply chain audits as well as continued growth in the Asia Pacific region that more than offset a decline in laboratory testing services in North America and Europe.

For the six months ended June 30, 2011, the increase in net sales was driven by the same reasons as discussed above. The Quality Assurance leadership team is focused on increasing sales to existing clients as well as aggressively targeting new businesses.  As a result of this focus, we have added one of the world’s premiere consumer businesses to our extensive list of clients during the second quarter. We expect to generate increased volume in the second half of 2011 as we begin our service ramp with this client.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%

Cost of sales—Solar	$46,799	46%	$38,306	40%	$8,493	22%	$86,492	44%	$69,760	40%	$16,732	24%
Cost of sales—Quality Assurance	21,679	21%	18,988	20%	2,691	14%	41,503	21%	37,216	21%	4,287	12%
Total cost of sales	$68,478	67%	$57,294	59%	$11,184	20%	$127,995	66%	$106,976	61%	$21,019	20%

Cost of Sales—Solar

For the three months ended June 30, 2011, the increase in our Solar cost of sales was mainly due to increased variable costs associated with the 7% increase in sales volume, raw material inflation of $6.8 million and higher labor and benefit costs of $1.3 million.

For the six months ended June 30, 2011, the increase in our Solar cost of sales was mainly due to increased variable costs associated with the 19% increase in sales volume, raw material inflation of $8.5 million, higher labor and benefit costs of $2.1 million and increased depreciation expense of $0.4 million associated with capacity expansion projects that were finalized in the second half of 2010 and the first six months of 2011.

Non-cash intangible asset amortization expense of $2.1 million and $4.2 million was included in cost of sales for each of the three and six months ended June 30, 2011, respectively.

Cost of Sales—Quality Assurance

For the three months ended June 30, 2011, the increase in our cost of sales was mainly due to higher labor and benefit costs of $1.4 million and other operating expenses of $1.1 million. For the six months ended June 30, 2011, the increase in our cost of sales was mainly due to increase in labor and benefit costs of $2.2 million and other operating expenses of $1.8 million. The increase in labor and benefit costs for both periods was driven by additional headcount required to support our net sales growth as well as increased wage inflation, primarily in Asia.

Non-cash intangible asset amortization expense of $0.8 million and $1.6 million was included in cost of sales for the three and six month periods in 2011 and 2010, respectively.

Gross Profit

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit	$33,911	33%	$39,360	41%	$(5,449)	(14)%	$67,331	35%	$69,451	39%	$(2,120)	(3)%

Gross profit as a percentage of net sales declined for the three month and six month periods ended June 30, 2011 as a result of both of our business segments.

For our Solar segment, gross profit as a percentage of net sales decreased for the three month and six month periods ended June 30, 2011 due to unfavorable customer mix, increased raw material costs and unfavorable labor and fixed cost absorption during the second quarter of 2011 associated with lower capacity utilization at some of our manufacturing facilities.  These unfavorable impacts were partially offset by improved scrap rates and other cost reduction activities. The six month comparison was also negatively impacted by the 4% reduction in our average selling prices.

For our Quality Assurance business, gross profit as a percentage of net sales decreased for the three month and six month periods ended June 30, 2011 due to unfavorable mix of a higher proportion of our net sales resulting from our lower margin audit and inspection services that possess incremental labor and travel costs.

Non-cash intangible asset amortization expense of $2.9 million and $5.8 million reduced gross profit for each of the three and six months ended June 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$15,316	15%	$13,096	14%	$2,220	17%	$29,872	15%	$29,065	17%	$807	3%

SG&A increased 17% for the three months ended June 30, 2011 compared to the corresponding period in the prior year. The increase was driven by $1.0 million of higher professional fees as well as increased labor and other operating expenses needed to support our global business operations and infrastructure.

SG&A increased 3% for the six months ended June 30, 2011 compared to the corresponding period in 2010. The increase was mainly due to higher professional fees of approximately $0.5 million primarily related to increased legal costs. Also, the increase was driven by a $1.6 million increase of labor and benefit costs across all business segments to support our growth. Last, research and development expense increased $0.2 million as we continue to expand this function with the goal of developing a pipeline of innovative encapsulant products.  The increase was partially offset by stock-based compensation expense which decreased $2.6 million for the six months ended June 30, 2011 mainly due to higher expense in the 2010 period driven by accelerating vesting clauses on January 31, 2010 for the issuance of stock options in connection with our November 2009 initial public offering.

Provision for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Bad Debt Expense	$1,144	1%	$634	1%	$510	80%	$1,467	1%	$743	0%	$724	97%

The increase in bad debt expense was primarily driven by aging accounts receivable from some of our European Solar customers that have reduced the timeliness of their cash remittance due to the current industry environment.

Interest Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest Expense	$2,808	3%	$4,411	5%	$(1,603)	(36)%	$5,605	3%	$8,642	5%	$(3,037)	(35)%

The decrease in interest expense for both periods was primarily the result of the expiration of our interest rate swap in September 2010. Our expired interest rate swap required us to pay a fixed interest rate of 4.622% on its $130.0 million notional amount.

Other Income Items

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income items	$(234)	0%	$1,855	2%	$(2,089)	(113)%	$77	0%	$3,056	2%	$(2,979)	(97)%

The decrease in the amount reported for the three and six months ended June 30, 2011 related to the non-recurrence of an unrealized gain of $1.5 million and $2.7 million, respectively, on our interest rate swap entered into during 2007 that expired on September 30, 2010. Also, foreign currency transaction loss for the three and six months ended June 30, 2011 was $0.3 million and $0.1 million, respectively, compared to a gain of $0.4 million and $0.3 million in the corresponding 2010 periods. This decrease was a result of volatility in the Euro exchange rate which increased by 13% and 6% for the three and six months ended June 30, 2011, respectively, compared to the corresponding 2010 periods.

Income Taxes

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income taxes	$4,712	5%	$8,102	8%	$(3,390)	(42)%	$9,922	5%	$11,344	6%	$(1,422)	(13)%

Our effective income tax rate for the three months and six months ended June 30, 2011 was 32.7% and 32.6%, respectively, compared to the United States federal statutory tax rate of 35%. The lower effective tax rate is principally driven by our decision to permanently reinvest our Malaysia subsidiary’s earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction. Our effective tax rate was approximately 35.0% and 33.2% for the three and six months ended June 30, 2010, respectively. This included a one-time benefit of 1.5% to our effective tax rate for the six months ended June 30, 2010 from the receipt of an Advanced Energy Project credit under the American Recovery and Reinvestment Act of 2009.

We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. The final outcome of the future tax consequences of these examinations and legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact the our financial statements. Accordingly, we have tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease which could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

Net Earnings

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net earnings	$9,710	10%	$15,026	16%	$(5,316)	(35)%	$20,550	11%	$22,786	13%	$(2,236)	(10)%

For both periods compared, net earnings decreased due to lower gross profit in both of our segments, higher SG&A and higher bad debt expense, partially offset by a lower effective tax rate.

Segment Results of Operations

We report our business in two segments: Solar and Quality Assurance. The accounting policies of the segments are the same. We measure segment performance based on net sales and Adjusted EBITDA. See Note 10 - Reportable Segments and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Net sales for each of our segments are described in further detail above. Corporate overhead is not allocated to our segments, and therefore not included in the presentation below. It is mainly comprised of expenses associated with corporate headquarters, the executive management team and certain centralized functions that benefit us but are not directly attributable to the segments such as finance and certain legal costs. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA by segment.

Solar

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change		2011	2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$71,677	$66,997	$4,680	7%	$139,655	$121,808	$17,847	15%

Adjusted EBITDA	$24,469	$31,207	$(6,738)	(22)%	$52,899	$56,098	$(3,199)	(6)%

Adjusted EBITDA as % of Segment Net Sales	34.1%	46.6%			37.9%	46.1%

Adjusted EBITDA as a percentage of net sales for this segment decreased for the three months ended June 30, 2011 compared to 2010 due to the decrease in gross margin as discussed above, $1.8 million of increased SG&A expense and $0.5 million of higher bad debt expense. Foreign exchange also provided a $0.5 million negative impact mainly driven by the Euro exchange rate.  The increase in SG&A expense is driven by $0.5 million of higher professional fees primarily associated with legal costs. Also, labor and benefit costs increased $0.6 million.

Adjusted EBITDA as a percentage of net sales for this segment decreased for the six months ended June 30, 2011 compared to 2010 due to the decrease in gross margin which was discussed above, $3.6 million of higher SG&A expense and $0.5 million of increased bad debt expense.  The increase in SG&A expense of was primarily due to $1.3 million of higher labor and benefit costs, $1.4 million of higher professional fees and $0.2 million of increased research and development expense. Foreign exchange also provided a $0.5 million negative impact mainly due to volatility in the Euro.

Quality Assurance

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change		2011	2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$30,712	$29,657	$1,055	4%	$55,671	$54,619	$1,052	2%

Adjusted EBITDA	$4,033	$4,539	$(506)	(11)%	$4,601	$6,177	$(1,576)	(26)%

Adjusted EBITDA as % of Segment Net Sales	13.1%	15.3%			8.3%	11.3%

Adjusted EBITDA as a percentage of net sales for this segment decreased for the three months ended June 30, 2011 compared to 2010 primarily due to the lower gross margin as discussed above. This more than offset the SG&A expense decrease of $1.2 million that was mainly attributable to savings associated with cost reduction actions that were implemented in 2010. This also includes approximately $0.3 million of start-up expenses with no corresponding revenue associated with the ramp to support our new client discussed above. If you remove the impact of this expense, our Adjusted EBITDA percentage would have been 14%.

Adjusted EBITDA as a percentage of net sales for this segment decreased for the six months ended June 30, 2011 compared to 2010 primarily due to the lower gross margin as discussed above. This more than offset lower SG&A expenses of $1.5 million that were mainly attributable to a decrease in professional fees of $0.4 million, labor and benefit costs of $0.5 million, travel and market development of $0.3 million and other operating expense of $0.2 million. The SG&A expense reduction was driven by cost reduction actions that were implemented in 2010. As discussed above, we also had $0.3 million of costs that reduced our Adjusted EBITDA due to the ramp to support the new client.

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations and intend to do so in the future. As of June 30, 2011, our principal sources of liquidity consisted of $95.4 million of cash and $20.0 million of availability under the $20.0 million revolving portion of our first lien credit facilities. Our total indebtedness was $237.6 million as of June 30, 2011.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $23.1 million for the six months ended June 30, 2010. Due to lower Adjusted EBITDA generated by both of our segments, cash earnings decreased by approximately $1.4 million for the six months ended June 30, 2011 compared to the same period in 2010. Working capital increased primarily relating to increases in inventory as well as timing of tax payments made. Our raw material inventories increased to support our continued capacity ramp up to meet anticipated customer demand.

Investing Activities

Net cash used for investing activities of $16.5 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively, was related to capital expenditures.

For our Solar segment, we had capital expenditures of $14.4 million and $3.9 million for the six months ended June 30, 2011 and 2010, respectively. Our Solar capital expenditures for these periods were mainly for expansion of our Malaysia plant, new production lines and investments associated with our recently acquired East Windsor, Connecticut facility.

For our Quality Assurance segment, we had capital expenditures of $2.0 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively. Capital expenditures for the 2011 period consisted primarily of costs associated with equipment purchases required to serve new clients and to expand our testing capabilities as well as information systems hardware. Capital expenditures for the 2010 period consisted primarily of costs associated with our laboratory expansion in China and capitalized labor related to the internally developed information systems.

We expect remaining 2011 consolidated capital expenditures to be approximately $35 million to $40 million. Of these amounts, approximately $25 million to $30 million relates to our Solar capacity expansion, including our plans to establish a manufacturing plant in China. The remaining $10 million relates to investments required to support our Quality Assurance infrastructure and growth initiatives.

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities less capital expenditures. Free cash flow was $(7.0) million and $6.4 million in the three months ended June 30, 2011 and 2010, respectively. Free cash flow was $(14.7) million and $16.5 million in the six months ended June 30, 2011 and 2010, respectively. Free cash flow was negative for both the three and six months ended June 30, 2011 as a result of the reduction in operating cash flow as discussed above and increased capital investment related to our Solar capacity expansion. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cash provided by operating activities	$3,803	$9,819	$1,877	$23,061
Less: capital expenditures	(10,768)	(3,441)	(16,534)	(6,590)
Free cash flow	$(6,965)	$6,378	$(14,657)	$16,471

We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Financing Activities

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2011 due to $0.7 million of proceeds from the exercise of stock options and related tax benefits received from the disqualifying dispositions of certain of these options that was more than offset by $0.9 million of debt repayments.

Net cash used in financing activities was $2.5 million for the six months ended June 30, 2010 due to the payment of initial public offering issuance costs of $1.5 million and $1.0 million of debt repayments.

Credit Facilities

On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (DLJMB), and its co-investors, together with members of our board of directors, our executive officers and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our “credit facilities”, in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consists of a $185.0 million term loan facility, which matures on June 15, 2014, and a $20.0 million revolving credit facility, none of which was outstanding at June 30, 2011, which matures on June 15, 2012. The second lien credit facility consists of a $75.0 million term loan facility, which matures on December 15, 2014. The revolving credit facility includes a sublimit of $15.0 million for letters of credit.

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

As of June 30, 2011 and December 31, 2010, the weighted-average interest rate under our credit facilities was 4.11% and 4.18%, respectively. At the rate in effect on June 30, 2011 and assuming an outstanding balance of $237.6 million as of June 30, 2011, our annual debt service obligations would be $11.6 million, consisting of $9.7 million of interest and $1.9 million of scheduled principal payments.

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

The first lien credit facility requires us to maintain certain financial ratios, including a maximum first lien debt ratio (based upon the ratio of indebtedness under the first lien credit facility to consolidated EBITDA, as defined in the first lien credit facility), a maximum total leverage ratio (based upon the ratio of total indebtedness, net of unrestricted cash and cash equivalents, to consolidated EBITDA) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to consolidated interest expense), which are tested quarterly. Based on the formulas set forth in the first lien credit agreement, as of June 30, 2011, we were required to maintain a maximum first lien debt ratio of 3.00 to 1.00, a maximum total leverage ratio of 5.00 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00. The second lien credit facility requires us to maintain a maximum total leverage ratio tested quarterly. Based on the formulas set forth in the second lien credit agreement, as of June 30, 2011, we were required to maintain a maximum total leverage ratio of 5.25 to 1.00. As of June 30, 2011, our first lien debt ratio was 0.59 to 1.00, our total leverage ratio was 1.24 to 1.00 and our interest coverage ratio was 10.05 to 1.00.

Based on the formulas set forth in the first lien credit agreement, as of June 30, 2011, we are required to maintain a maximum first lien debt ratio of 3.00 to 1.00, a maximum total leverage ratio of 5.00 to 1.00, and a minimum interest coverage ratio of 2.00 to 1.00. Based on the formulas set forth in the second lien credit agreement, as of June 30, 2011, we are required to maintain a maximum total leverage ratio of 5.25 to 1.00.

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

The credit agreements contain events of default that are customary for similar facilities and transactions, including a cross-default provision with respect to other material indebtedness (which, with respect to the first lien credit agreement, would include the second lien credit agreement and with respect to the second lien credit agreement, would include the first lien credit agreement) and an event of default that would be triggered by a change of control, as defined in the credit agreements. As of June 30, 2011, we were in compliance with all of our covenants and other obligations under the credit agreements.

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

We were required under the terms of both our first lien and second lien credit facilities to fix our interest costs on at least 50% of the principal amount of our funded indebtedness within three months of entering into the credit facility for a minimum of three years. To manage our interest rate exposure and fulfill the requirements under our credit facilities, effective September 13, 2007, we entered into a $200.0 million notional principal amount interest rate swap agreement with Credit Suisse International that effectively converted a portion of our debt under our credit facilities from a floating interest rate to a fixed interest rate. The notional principal amount decreased to $130.0 million on October 1, 2008 and remained at that amount until the agreement expired on September 30, 2010. Under the interest rate swap agreement, we paid interest at 4.622% and received the floating three-month LIBOR rate from Credit Suisse International on the notional principal amount. As of June 30, 2011, none of our variable interest rate debt has been hedged and we do not plan to hedge any portion of our debt in the near term.

In addition, one of our foreign subsidiaries maintains a line of credit facility in the amount of $0.5 million Swiss francs bearing an interest rate of approximately 4.25% as of June 30, 2011 and December 31, 2010. The purpose of the credit facility is to provide funding for the subsidiary’s working capital as deemed necessary during the normal course of business. The facility was not utilized as of June 30, 2011 and December 31, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. For the first six months of 2011, the price of our raw materials increased and negatively impacted our cost of sales by approximately $2.7 million.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB ASC 220-10 established standards for the reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. We have early adopted this standard effective June 30, 2011 and it did not have a material impact on our condensed consolidated financial statements since we previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement. We also have no components of other comprehensive income that are reclassified to net earnings for the periods presented.

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the six months ended June 30, 2011 and 2010, approximately $84.3 million, or 43% and $80.5 million, or 46%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and administrative costs related to these foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products or services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2011 would have caused a change in consolidated net assets of approximately $10.4 million and a change in net sales of approximately $8.4 million.

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

Based on the amount outstanding under our first lien and second lien facilities at June 30, 2011, a change of one percentage point in the applicable interest rate, would cause an increase or decrease in interest expense of approximately $2.4 million on an annual basis. As of June 30, 2011, none of our variable interest rate debt has been hedged and we do not plan to hedge any portion of our debt in the near term.

Raw Material Price Risk

The major raw material that we purchase for production of our encapsulants for our Solar segment is resin, and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in petrochemical, pulp prices and supply and demand dynamics in solar and other industries. During the first six months of 2011, the price of our raw materials, primarily resin, has increased and negatively impacted our cost of sales by approximately $2.7 million. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by holding safety stock, taking advantage of early payment discounts, adding inflation escalation price clauses in customer contracts and ensuring we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations.

We have implemented measures to help protect our gross profit in absolute dollars from raw material inflation. We have included a resin inflation protection clause in our contracts recently entered into and intend to make such clause a condition of signing contracts in the future if necessary. We also announced a resin surcharge for non-contractual customers effective April 1, 2011. Resin surcharges comprise a component of our average selling price and are considered in conjunction with the prices charged for our product, which are subject to change.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                 Legal Proceedings

There have been no material developments in the quarter in the legal proceeding indentified in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except as noted below. In addition, there were no new material legal proceedings during the quarter.

Galica/JPS

As previously disclosed, in October 2007 we filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”). We alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. On January 27, 2011, the Court awarded us the right to recover from the defendants (i) actual monetary damages of $1.1 million, (ii) punitive damages of $2.2 million, (iii) reasonable attorneys fees of $3.9 million, (iv) reasonable costs of $1.1 million, and (v) 12% interest on each of the monetary awards from the date of the judgment (except for the actual monetary damages which accrues interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using our trade secrets. Commencing on January 28, 2011, the defendants filed numerous motions and appeals seeking to stay certain elements of the injunction all of which were denied by the Court and the appellate courts. On June 22, 2011, the defendants filed their principal appellate brief seeking to reverse the Court’s order. We filed our principal brief on August 3, 2011, and expect the defendants to file a reply brief by August 15, 2011. Oral arguments are scheduled for September 6, 2011.

On April 29, 2011, we filed a civil contempt complaint against the defendants in the Superior Court alleging that JPS and Galica were not in compliance with the Court’s January 27, 2011 order providing injunctive relief, and asking the Court to hold the defendants in contempt. On July 15, 2011, the Court issued a ruling holding the defendants in contempt of court with regards to certain portions of the January 27, 2011 order. On July 25, 2011, the Court accepted the parties’ agreement and issued a preliminary ruling that the defendants have purged themselves of contempt. We are entitled to recover the attorneys’ fees it incurred in prosecuting the contempt claim.

On September 17, 2010, JPS filed an amended complaint against our wholly-owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts. The amended complaint alleged various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60 million in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, we filed a motion to dismiss the amended complaint, and on January 5, 2011 the Court held a hearing on STR’s motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On January 14, 2011, the Court issued its written opinion dismissing the case. On January 21, 2011, STR filed a motion for Rule 11 sanctions against the defendants and their counsel which was denied by the Court on April 20, 2011. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. JPS filed its appellate brief on May 2, 2011 and STR filed its appellate brief on June 14, 2011. Together with its brief, STR also filed a motion seeking appellate sanctions against JPS. JPS’ reply brief was filed on July 21, 2011. We intend to continue to vigorously defend this action which it considers meritless.

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

Item 6.                                 Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)
By: /s/ Barry A. Morris
Date: August 5, 2011	Barry A. Morris, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)