Form 10-Q
period 2011-09-30
STR HOLDINGS, INC.
filed 2011-11-08
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1699 King Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

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

At October 28, 2011, there was 41,601,649 shares of Common Stock, par value $0.01 per share, outstanding

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Nine Months Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share amounts

	September 30, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,619	$98,333
Due from Underwriters Laboratories (Note 3)	5,305	—
Accounts receivable, trade, less allowances for doubtful accounts of $360 and $255 in 2011 and 2010, respectively	33,944	28,247
Inventories	38,532	31,452
Prepaid expenses	1,027	732
Deferred tax assets	2,413	2,451
Income tax receivable	742	—
Other current assets	3,849	6,161
Current assets held for sale	—	28,153
Total current assets	215,431	195,529
Property, plant and equipment, net	62,873	52,163
Intangible assets, net	146,020	152,344
Goodwill	146,472	146,472
Deferred financing costs	—	4,470
Other noncurrent assets	688	216
Noncurrent assets held for sale	—	151,652
Total assets	$571,484	$702,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$1,850
Accounts payable	10,004	18,009
Accrued liabilities	8,647	8,673
Income taxes payable	99,109	8,152
Customer prepayments	155	252
Current liabilities held for sale	—	14,529
Total current liabilities	117,915	51,465
Long-term debt, less current portion	—	236,675
Deferred tax liabilities	53,801	54,219
Other long-term liabilities	2,258	2,258
Long-term liabilities held for sale	—	30,189
Total liabilities	173,974	374,806
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,527,649 and 41,523,927 issued and outstanding, respectively in 2011 and 41,458,478 issued and outstanding in 2010	411	407
Treasury stock, at cost	(57)	—
Additional paid-in capital	228,352	222,784
Retained earnings	170,356	104,516
Accumulated other comprehensive (loss) income, net	(1,552)	333
Total stockholders’ equity	397,510	328,040
Total liabilities and stockholders’ equity	$571,484	$702,846

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except shares and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$56,237	$68,285	$195,892	$190,093
Cost of sales	41,665	40,831	128,157	110,591
Gross profit	14,572	27,454	67,735	79,502
Selling, general and administrative expenses	6,838	6,442	21,666	18,823
Provision for bad debt expense	(532)	56	509	580
Asset impairment (Note 4)	1,861	—	1,861	—
Operating income	6,405	20,956	43,699	60,099
Interest income, net	84	26	319	90
Deferred financing costs	(3,807)	(332)	(4,470)	(995)
Foreign currency transaction gain (loss)	91	(597)	240	(67)
Earnings from continuing operations before income tax expense	2,773	20,053	39,788	59,127
Income tax (benefit) expense from continuing operations	(1,044)	5,999	10,739	19,053
Net earnings from continuing operations	$3,817	$14,054	$29,049	$40,074
Discontinued operations (Note 3):
Earnings (loss) from discontinued operations before income tax expense	117,314	(637)	110,771	(5,581)
Income tax expense (benefit) from discontinued operations	75,841	96	73,980	(1,614)
Net earnings (loss) from discontinued operations	$41,473	$(733)	$36,791	$(3,967)
Net earnings	$45,290	$13,321	$65,840	$36,107
Other comprehensive income:
Foreign currency translation (net of tax effect of $1,616, $2,598, $179 and $154, respectively)	826	4,824	311	287
Other comprehensive income	826	4,824	311	287
Comprehensive income	$46,116	$18,145	$66,151	$36,394
Net earnings per share (Note 5):
Basic from continuing operations	$0.09	$0.35	$0.71	$1.00
Basic from discontinued operations	1.02	(0.02)	0.90	(0.10)
Basic	$1.11	$0.33	$1.61	$0.90

Diluted from continuing operations	$0.09	$0.33	$0.69	$0.95
Diluted from discontinued operations	1.00	(0.02)	0.88	(0.09)
Diluted	$1.09	$0.31	$1.57	$0.86
Weighted-average shares outstanding (Note 5):
Basic	40,972,552	40,433,681	40,853,480	40,257,091
Diluted	41,503,070	42,327,366	41,985,525	41,994,980

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net earnings	$65,840	$36,107
Net (earnings) loss from discontinued operations	(36,791)	3,967
Net earnings from continuing operations	29,049	40,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,156	5,140
Asset impairment	1,861	—
Amortization of intangibles	6,324	6,324
Amortization of deferred financing costs	884	995
Write-off of deferred debt costs on early extinguishment of debt	3,586	—
Stock-based compensation expense	3,273	5,467
Loss on disposal of property, plant and equipment	2	11
Provision for bad debt expense	509	580
Deferred income tax benefit	(363)	(238)
Changes in operating assets and liabilities:
Accounts receivable	(6,368)	(15,953)
Income tax receivable	742	—
Inventories	(6,976)	(12,193)
Other current assets	912	(3,015)
Accounts payable	(7,005)	7,825
Accrued liabilities	(358)	1,810
Income taxes payable	(11,521)	(411)
Other, net	356	(842)
Net cash provided by continuing operations	21,063	35,574
Net cash (used in) provided by discontinued operations	(10,056)	4,794
Net cash provided by operating activities	11,007	40,368
INVESTING ACTIVITIES
Capital expenditures	(18,441)	(6,930)
Proceeds from sale of fixed assets	1	—
Net cash used in continuing operations	(18,440)	(6,930)
Net cash provided by (used in) discontinued operations	266,527	(3,125)
Net cash provided by (used in) investing activities	248,087	(10,055)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	596	20
Option exercise recognized tax benefit	77	9
Net settlement of options	(31)	—
Purchase of treasury stock	(57)	—
Other issuance costs	—	(1,535)
Net cash provided by (used in) continuing operations	585	(1,506)
Net cash used in discontinued operations	(238,525)	(1,518)
Net cash used in financing activities	(237,940)	(3,024)
Effect of exchange rate changes on cash	1,835	280
Net increase in cash and cash equivalents	22,989	27,569
Cash and cash equivalents, beginning of period	106,630	69,149
Cash and cash equivalents, end of period	129,619	96,718
Less cash and cash equivalents of discontinued operations, end of period	—	8,297
Cash and cash equivalents from continuing operations, end of period	$129,619	$88,421

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the SEC on March 11, 2011. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, other than as described in Note 3 — Discontinued Operations, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation. See Note 3 below.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The FASB ASC 350-20 was amended to simplify how entities test goodwill for impairment. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying value amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendment in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company adopted this standard effective September 30, 2011 and it did not have an impact on the Company’s condensed consolidated financial statements.

NOTE 3—DISCONTINUED OPERATIONS

On August 16, 2011, the Company entered into an equity purchase agreement to sell its Quality Assurance (“QA”) business to Underwriters Laboratories, Inc. (“UL”) for $275,000. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufactures to determine whether products and facilities met applicable safely, regulatory, quality, performance, social and ethical standards. In addition, the Company and UL entered into a transition services agreement, pursuant to which the Company agreed to provide certain services to UL following the closing of the sale, including accounting, tax, legal, payroll and employee benefit services. In addition, UL agreed to provide certain information technology services to the Company pursuant to such agreement. On September 1, 2011, the Company completed the sale of the QA business for total net cash proceeds of $283,376, which included $8,376 of estimated cash assumed in certain QA locations. On September 1, 2011, pursuant to the terms and conditions of the purchase agreement, as amended, the Company transferred the applicable assets, liabilities, subsidiaries and employees of the QA segment to Nutmeg Holdings, LLC (“Nutmeg”) and STR International, LLC (“International,” and together with Nutmeg and their respective subsidiaries, the “Nutmeg Companies”), and immediately thereafter sold its equity interest in each of the Nutmeg Companies to designated affiliates of UL. In accordance with ASC 360-Property, Plant and Equipment, the assets and liabilities of the QA business have been classified as assets held for sale as of September 1, 2011. For comparative purposes, the Company has reclassified the assets and liabilities of the QA business as assets held for sale in all prior periods presented. The Company decided to sell the QA business in order to focus exclusively on its Solar business.

In accordance with ASC 250-20, Presentation of Financial Statements-Discontinued Operations and ASC 740-20, Income Taxes- intraperiod tax allocation, the accompanying condensed consolidated statements of comprehensive income and cash flows present the results of QA as discontinued operations. Prior to the sale, QA was a segment of the Company. The Company will have no continuing involvement in the operations of the QA business and will not have any direct cash flows from the QA business subsequent to the sale. Accordingly, the Company has presented QA as discontinued operations in all periods presented in these condensed consolidated financial statements.

In conjunction with the sale of QA to UL, the Company agreed to maintain a target range of cash in each QA location. The Company was also permitted to declare dividends for payment post-closing in certain QA foreign locations assuming cash remained in the target range. As of September 30, 2011, the Company recorded a receivable due from UL in the amount of $5,100 for dividends declared in Asia prior to the closing, subject to government approvals with respect to the cash repatriation. This receivable is shown net against the $275,000 purchase price received in the investing section of the Company’s cash flow statement.

As planned and in conjunction with the closing of the sale of the QA business, the Company triggered non-compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, on September 1, 2011, the Company repaid all amounts due to Credit Suisse AG as administrative agent and collateral agent, under their first lien credit agreement and second lien credit agreement (together, the “Credit Agreements”) from the proceeds of the sale of the Company’s QA business. In order to sell the assets of the QA business free and clear of liens provided pursuant to the Credit Agreements, the Company terminated the Credit Agreements by using approximately $237,732 from proceeds of the sale to repay all amounts outstanding thereunder. In connection with the pay off all the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

debt, the Company also wrote off $3,586 of the remaining unamortized deferred financing costs associated with such loan agreements.

The Company was required under the terms of both its first lien and second lien debt agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. Effective September 13, 2007, the Company entered into an interest rate swap contract for $200,000 notional principal amount of its variable rate debt. The notional principal amount decreased to $130,000 on October 1, 2008 and the contract expired on September 30, 2010. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10-Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, a change in the fair value of the swap of $4,018 was recorded in the Company’s condensed consolidated statements of comprehensive income for the nine months ended September 30, 2010. The unrealized gain on the interest rate swap has been removed from continuing operations in these condensed consolidated statements of comprehensive income as the interest rate swap was required by the terms of the debt agreements which have been paid in full.

The following tables set forth the assets and liabilities of the QA business classified as held for sale as of September 1, 2011 and December 31, 2010:

	September 1, 2011	December 31, 2010
Cash	$7,704	$8,297
Accounts receivable, net	16,800	15,061
Unbilled receivables	2,070	2,444
Prepaid expenses	1,088	976
Deferred tax assets	—	756
Other current assets	1,224	619
Current assets held for sale	$28,886	$28,153

Property, plant and equipment, net	$20,108	$21,096
Intangible assets, net	50,266	52,316
Goodwill	76,887	76,887
Other noncurrent assets	1,750	1,353
Noncurrent assets held for sale	$149,011	$151,652

Accounts payable	$2,605	$2,362
Accrued liabilities	5,030	6,725
Income taxes payable	939	90
Deferred revenue	5,735	5,352
Current liabilities held for sale	$14,309	$14,529

Deferred tax liabilities	$30,540	$30,134
Other long-term liabilities	193	55
Long-term liabilities held for sale	$30,733	$30,189

The following tables set forth the operating results of the QA business as being presented as a discontinued operation for the three and nine months ended September 30, 2011 and September 30, 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$20,996	$29,491	$76,667	$84,110
Loss from operations before income tax expense	(91)	(637)	(6,634)	(5,581)
Gain on sale before income tax expense	117,405	—	117,405	—
Net earnings (loss) before income tax expense	$117,314	$(637)	$110,771	$(5,581)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

As of September 30, 2011, the Company had an estimated tax liability of $102,702 related to the gain on the sale and cash repatriation from foreign QA locations. This tax liability will be settled in December 2011 through the use of the remaining cash proceeds received from the QA sale and will be additionally funded from the Company’s cash on hand from operations.

NOTE 4—IMPAIRMENT OF LONG-LIVED ASSETS

In connection with the sale of the QA business, the Company leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The initial term of the lease is for one year and provides UL with an option to renew the lease for an additional one year period. Since this property generates rental income of $300 per year, the Company evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1,861 was recognized during the three months ended September 30, 2011.

NOTE 5—EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted net earnings per share
Numerator:
Net earnings from continuing operations	$3,817	$14,054	$29,049	$40,074
Net earnings (loss) from discontinued operations	41,473	(733)	36,791	(3,967)
Net earnings	$45,290	$13,321	$65,840	$36,107
Denominator:
Weighted-average shares outstanding	40,972,552	40,433,681	40,853,480	40,257,091
Add:
Dilutive effect of stock options	219,891	1,210,810	699,543	987,103
Dilutive effect of restricted common stock	310,627	682,875	432,502	750,786
Weighted-average shares outstanding with dilution	41,503,070	42,327,366	41,985,525	41,994,980
Basic earnings per share	$1.11	$0.33	$1.61	$0.90
Diluted earnings per share	$1.09	$0.31	$1.57	$0.86

Net earnings per share:
Basic from continuing operations	$0.09	$0.35	$0.71	$1.00
Basic from discontinued operations	1.02	(0.02)	0.90	(0.10)
Basic	$1.11	$0.33	$1.61	$0.90

Diluted from continuing operations	$0.09	$0.33	$0.69	$0.95
Diluted from discontinued operations	1.00	(0.02)	0.88	(0.09)
Diluted	$1.09	$0.31	$1.57	$0.86

Because the effect would be anti-dilutive, 380,432 and 4,654 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the three months ended September 30, 2011 and September 30, 2010, respectively. Because the effect would be anti-dilutive, 119,516 and 14,083 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the nine months ended September 30, 2011 and September 30, 2010, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished goods	$6,937	$4,338
Raw materials	31,595	27,114
Inventories	$38,532	$31,452

NOTE 7—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2011 are as follows:

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Income /(Loss)	Earnings	Equity
Balance at December 31, 2010	40,730,753	$407	—	$—	$222,784	$333	$104,516	$328,040
Stock-based compensation	265,529	3	—	—	4,927	—	—	4,930
Proceeds from exercise of options	59,606	1	—	—	595	—	—	596
Option exercise recognized tax benefit	—	—	—	—	77	—	—	77
Net settlement of options	—	—	—	—	(31)	—	—	(31)
Purchase of treasury stock	—	—	(3,722)	(57)	—	—	—	(57)
Removal of QA business	—	—	—	—	—	(2,196)	—	(2,196)
Net earnings	—	—	—		—	—	65,840	65,840
Foreign currency translation	—	—	—		—	311	—	311
Balance at September 30, 2011	41,055,888	$411	(3,722)	$(57)	$228,352	$(1,552)	$170,356	$397,510

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At September 30, 2011, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2011, there were 41,527,649 shares issued and 41,523,927 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 41,527,649 shares are 41,055,888 shares of common stock and 471,761 shares of restricted unvested common stock.

Treasury Stock

In connection with the Company’s former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At September 30, 2011, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 8—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. A total of 4,750,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—STOCK-BASED COMPENSATION (Continued)

authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest monthly over a four-year period and expire ten years from the date of grant.

During the first nine months of 2011, the Company issued 50,000 options to purchase shares of the Company’s common stock at an exercise price of $19.71 to various employees under the 2009 Plan. The following is a summary of the characteristics of these options:

Shares	Service Condition
50,000	Vests ratably in 16 equal quarterly installments as of the last day of each calendar quarter beginning March 31, 2011.

The fair value of the stock options issued were determined using the Black-Scholes option pricing model. The Company’s assumptions about stock-price volatility have been based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company’s employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury ten year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

In connection with the sale of the Company’s QA business, the vesting of all options and restricted stock awards that were granted to QA employees were accelerated upon the closing. The term of such options have been amended to terminate on August 31, 2012. The total number of options and restricted stock awards subject to vesting acceleration were 179,490 and 47,585, respectively, resulting in an accelerated stock-based compensation charge of $1,203 to the Company that was recorded in discontinued operations during the quarter ended September 30, 2011.

In connection with the Company’s former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At September 30, 2011, there were 6,868 options with exercise prices between $10.00 and $12.81 per share that were net settled by the Company for the difference between the fair market value as of the date the purchase and the respective exercise price of those options at a cost of $31. The options were subsequently canceled and reinstated to the 2009 Plan for future issuance.

The following table presents the assumptions used to estimate the fair values of the stock options granted during the periods presented below:

Nine Months Ended September 30, 2011
Risk-free interest rate	2.00%
Expected volatility	59.0%
Expected life (in years)	4.96
Dividend yield	—
Weighted-average estimated fair value of options granted during the period	$10.13

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—STOCK-BASED COMPENSATION (Continued)

There were no options to purchase shares granted during the three months ended September 30, 2011 and there were 71,000 options to purchase shares issued during the three months ended September 30, 2010.

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2011:

	Options Outstanding
	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Weighted - Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2010	3,319,355	$11.59		$5.02	$(11,551)
Options granted	50,000	$19.71		$10.13	$(580)
Exercised	(59,606)	$10.00		$4.34	$113
Canceled/forfeited	(9,628)	$10.96		$4.56	$27
Balance at September 30, 2011	3,300,121	$11.74	8.16	$4.84	$(11,979)
Vested and exercisable as of September 30, 2011	2,740,440	$11.33	8.14	$4.56	$(8,824)
Vested and exercisable as of September 30, 2011 and expected to vest thereafter	3,300,121	$11.74	8.16	$4.84	$(11,979)

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $8.11 of the Company’s common stock on September 30, 2011.

During the first nine months of 2011, the total intrinsic value of the 59,606 options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $527. There were 1,954 options exercised with a total intrinsic value of $26 during the first nine months of 2010.

As of September 30, 2011, there was $3,264 of unrecognized compensation cost related to outstanding employee and director stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of approximately two years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the restricted shares activity of the Company for the nine months ended September 30, 2011:

	Unvested Restricted Shares
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2010	727,725	$10.32
Granted	11,258	$11.99
Vested	(265,529)	$10.00
Canceled	(1,693)	$10.00
Unvested at September 30, 2011	471,761	$10.50
Expected to vest after September 30, 2011	471,671	$10.50

As of September 30, 2011, there was $2,813 of unrecognized compensation cost related to employee and director unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of approximately two years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Stock-based compensation expense was included in the following condensed consolidated statement of comprehensive income categories for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling, general and administrative expense	$1,073	$1,113	$3,273	$5,467
Total option exercise recognized tax benefit	$—	$9	$185	$9

NOTE 9—INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2011 were (37.7%) and 27.0%, respectively compared to the United States federal statutory tax rate of 35.0%. The lower effective tax rate is impacted by the Company’s decision to permanently reinvest its Malaysia subsidiary’s earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction. The Company’s effective tax rate from continuing operations was approximately 29.9% and 32.2% for the three and nine months ended September 30, 2010, respectively. Included in the three months ended September 30, 2011 effective tax rate from continuing operations is a one-time benefit change in state deferred rate tax liabilities of 40.2% resulting from a change in state filing requirements after the sale of the QA business. Also, the Company settled a foreign tax audit that provided a one-time favorable reduction of 23.1%. These were partially offset by an unfavorable adjustment of 14.5% made upon filing the Company’s 2010 tax return. Included in the nine months ended September 30, 2011 was a one-time expense to the Company’s effective tax rate from continuing operations, which was related to an unfavorable adjustment of 1.0% made upon filing the Company’s 2010 tax return, a one-time benefit of 1.6% to the Company’s effective tax rate from the settlement of a foreign tax audit and a one-time benefit of 2.8% to the Company’s effective tax rate related to the decrease in state deferred tax liabilities as a result of the QA sale. Included in the nine months ended September 30, 2010 was a one-time benefit of to the Company’s effective tax rate from the receipt of an Advanced Energy Project credit under the American Recovery and Reinvestment Act of 2009.

The Company is subject to the examinations of its income tax returns by various domestic and international taxing authorities. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact the Company’s financial statements. Accordingly, the Company has tax reserves recorded for which it is reasonably possible that the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—INCOME TAXES (Continued)

amount of the unrecognized tax benefit could increase or decrease and could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

	September 30, 2011	September 30, 2010
Balance as of beginning of period	$4,109	$4,210
Additions	622	744
Reductions	(235)	(479)
Balance as of end of period	$4,496	$4,475

The majority of this accrual relates to a quality claim by one of the Company’s customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450, Contingencies, the Company has accrued the estimated cost to remediate of $160, which includes an adjustment of $60 over the Company’s prior estimate. During the nine months ended September 30, 2011, the Company utilized $63 of this accrual, leaving a balance of $97 as of September 30, 2011.

As previously disclosed, in October 2007, the Company filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”). The Company alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for the Company’s polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated the Company’s trade secrets. On January 27, 2011, the Court awarded the Company the right to recover from the defendants (i) actual monetary damages of $1,076, (ii) punitive damages of $2,151, (iii) reasonable attorneys’ fees of $3,903, (iv) reasonable costs of $1,109, and (v) 12% interest on each of the monetary awards from the date of the judgment (except for the actual monetary damages which accrues interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using the Company’s trade secrets. Commencing on January 28, 2011, the defendants filed numerous motions and appeals seeking to stay certain elements of the injunction all of which were denied by the Court and the appellate courts. On June 22, 2011, the defendants filed their principal appellate brief seeking to reverse the Court’s order. The Company filed its principal brief on August 3, 2011 and oral arguments were conducted on September 6, 2011 before a three judge panel. To date, the appellate court has yet to render its decision.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

On April 29, 2011, the Company filed a civil contempt complaint against the defendants in the Superior Court alleging that JPS and Galica were not in compliance with the Court’s January 27, 2011 order providing injunctive relief, and asking the Court to hold the defendants in contempt. On July 15, 2011, the Court issued a ruling holding the defendants in contempt of court with regards to certain portions of the January 27, 2011 order. On July 25, 2011, the Court accepted the parties’ agreement and issued a preliminary ruling that the defendants have purged themselves of contempt. On August 17, 2011, JPS and Galica filed a notice of appeal of the Superior Court’s contempt order. The appeal has been docketed with the Massachusetts Appeals Court. JPS’ appellant brief is due November 14, 2011, and the Company’s appellee brief is due thirty days thereafter. Oral argument has not been scheduled.

The Company is entitled to recover the attorneys’ fees it incurred in prosecuting the contempt claim.

On September 17, 2010, JPS filed an amended complaint against the Company’s wholly-owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts. The amended complaint alleged various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60,000 in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, the Company filed a motion to dismiss the amended complaint, and on January 5, 2011 the Court held a hearing on STR’s motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On January 14, 2011, the Court issued its written opinion dismissing the case. On January 21, 2011, STR filed a motion for Rule 11 sanctions against the defendants and their counsel which was denied by the Court on April 20, 2011. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. JPS filed its appellate brief on May 2, 2011 and STR filed its appellate brief on June 14, 2011. Together with its brief, STR also filed a motion seeking appellate sanctions against JPS. JPS’ reply brief was filed on July 21, 2011. On September 28, 2011, JPS filed a motion to expedite the scheduling of an oral argument of the appeal, and on October 4, 2011, the appellate court denied JPS’ motion. To date, no date has been set for oral argument. The Company intends to continue to vigorously defend this action which it considers meritless.

The Company does not intend to record any gain related to the state court judgment until the settlement cash proceeds are received by the Company.

On October 7, 2011, the Company filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. (“Alpha Marathon”) seeking damages resulting from Alpha Marathon’s misappropriation of trade secrets and an injunction barring use of those trade secrets. Alpha Marathon is an equipment line manufacturer located in Ontario, Canada. Alpha Marathon has 30 days to file a Statement of Defence with the Court.

NOTE 11—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION

ASC 280-10-50, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. Prior to the sale of its QA business, the Company reported two operating segments: Quality Assurance and Solar. Due to the sale, QA is being reported as a discontinued operation (Note 3), and the Company reassessed its segment reporting. Based on the nature of its products and expected similar long term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net earnings from continuing operations before interest income and expense, income tax expense, depreciation, amortization of intangible assets, stock-based compensation expense, transaction fees and certain non-recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Continued)

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Reconciliation of Adjusted EBITDA to Net Earnings from Continuing Operations
Adjusted EBITDA	$13,903	$25,472	$61,555	$77,508
Depreciation and amortization	(4,471)	(4,000)	(12,480)	(11,464)
Amortization of deferred financing costs	(3,807)	(332)	(4,470)	(995)
Interest income, net	84	26	319	90
Income tax benefit (expense)	1,044	(5,999)	(10,739)	(19,053)
Asset impairment	(1,861)	—	(1,861)	—
Secondary offering expense	—	—	—	(534)
Stock-based compensation	(1,073)	(1,113)	(3,273)	(5,467)
Loss on disposal of property, plant and equipment	(2)	—	(2)	(11)
Segment Adjusted EBITDA				40,084
Net Earnings from Continuing Operations	$3,817	$14,054	$29,049	$40,074

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales
United States	$11,950	$25,476	$55,084	$74,881
Spain	23,946	32,005	80,630	86,820
Malaysia	20,341	10,804	60,178	28,392
Segment Adjusted EBITDA
Total Net Sales	$56,237	$68,285	$195,892	$190,093

Long-Lived Assets by Geographic Area

	September 30, 2011	December 31, 2010
Long-Lived Assets
United States	$24,748	$18,574
Spain	16,617	16,316
Malaysia	21,508	17,273
Total Long-Lived Assets	$62,873	$52,163

Foreign sales are based on the country in which the sales originate. Net sales to two of the Company’s major customers for the three months ended September 30, 2011 and 2010 were $20,357 and $17,446. Net sales to two of the Company’s major customers for the nine months ended September 30, 2011 and 2010 were $60,245 and $54,231, respectively. Accounts receivable from those customers amounted to $5,671 and $6,763 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 12—RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense is recorded in selling, general and administrative expenses. The Company has a long history of innovation dating back to its establishment in 1944 as a plastic and polymer research and development firm. As the Company’s operations have expanded from solely providing research and development activities into the manufacturing of encapsulants, it has

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—RESEARCH AND DEVELOPMENT EXPENSE (Continued)

created a separate research and development function for employees and costs that are fully dedicated to research and development activities. The Company incurred $1,465 and $1,208, respectively of research and development expense for the nine months ended September 30, 2011 and 2010, respectively.

Due to the Company’s legacy of innovation, other employees spend some of their time related to research and development activities. However, the Company does not allocate such costs or allocate overhead to research and development.

NOTE 13—SUBSEQUENT EVENTS

Senior Credit Facility

On October 7, 2011, the Company entered into a multicurrency credit agreement (the “Credit Agreement”) among the Company, certain Company domestic subsidiaries, as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of $150,000, which matures on October 7, 2015. The revolving senior credit facility includes a $50,000 sublimit for multicurrency borrowings, a $25,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting the Company to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50,000 from any of the lenders or other eligible lenders as may be invited to join the revolving senior credit facility, that elect to make such increase available, upon the satisfaction of certain conditions.

The obligations under the revolving senior credit facility are unconditional and are guaranteed by substantially all of the Company’s existing and subsequently acquired or organized domestic subsidiaries. The revolving senior credit facility and related guarantees are secured on a first-priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by the Company and each of its domestic subsidiaries, subject to certain exceptions, including limiting pledges of voting stock of foreign subsidiaries to 66% of such voting stock.

Borrowings under the revolving senior credit facility may be used to finance working capital, capital expenditures and other lawful corporate purposes, including, without limitation, the financing of certain permitted acquisitions and payment of dividends and/or stock repurchases, subject to certain restrictions.

Each eurocurrency rate loan will bear interest at the eurocurrency rate (as defined in the Credit Agreement) plus an applicable rate that will range from 200 basis points to 250 basis points based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) plus, when funds are lent by certain overseas lending offices, an additional cost.

Base rate loans and swing line loans will bear interest at the base rate (as defined below) plus the applicable rate, which will range from 100 basis points to 150 basis points based on the Company’s Consolidated Leverage Ratio. The base rate is the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, and (iii) the eurocurrency rate for eurocurrency loans of one month plus 1%.

If any amount is not paid when due under the Credit Agreement or an event of default exists, then, at the request of the lenders holding a majority of the unfunded commitments and outstanding loans, obligations under the senior credit facility will bear interest at a rate per annum equal to 200 basis points higher than the interest rate otherwise applicable.

In addition, the Company is required to pay the Lenders a commitment fee equal to an applicable rate, which will range from 25 basis points to 35 basis points based on the Company’s Consolidated Leverage Ratio from time to time, multiplied by the actual daily amount of the Lender’s aggregate unused commitments under the revolving senior credit facility. The facility fee is payable quarterly in arrears. The Company will also pay a letter of credit fee equal to the applicable rate for eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

The Company may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the revolving senior credit facility, in whole or in part, without premium or penalty (other than if eurocurrency loans are

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—SUBSEQUENT EVENTS (Continued)

prepaid prior to the end of the applicable interest period) at any time by the delivery of a notice to that effect as provided under the Credit Agreement.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to the Company and its subsidiaries delivery of financial statements, compliance certificates and notices, payment of obligations, preservation of existence, maintenance of properties, compliance with material contractual obligations, books and records, and insurance and compliance with laws.

Negative covenants include, among others, with respect to the Company and its subsidiaries, limitations on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments, transactions with affiliates, certain burdensome agreements, use of proceeds, and payment of other indebtedness. The Company and its subsidiaries are also subject to a limitation on mergers, dissolutions, liquidations, consolidations and disposals of all or substantially all of their assets. The Credit Agreement also requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 2.50 to 1.00 during each fiscal quarter through the quarter ended September 30, 2013 and no more than 2.25 thereafter and a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less 1.50 to 1.00.

The Credit Agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a Change in Control (as defined in the Credit Agreement) or a material provision of the Credit Agreement ceases to be in effect. Upon an event of default under the Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable and require the Company to cash collateralize the outstanding letter of credit obligations. A bankruptcy or insolvency event causes such obligations automatically to become immediately due and payable.

Facility Closure

On October 3, 2011, the Company announced that it will further streamline its U.S. operations and improve its cost structure by ceasing manufacturing operations at its St. Augustine, Florida manufacturing facility. The Company discontinued production at its Florida plant on October 7, 2011 and expects to exit its 20,000 square foot leased facility by the end of the year. Production will be consolidated into the Company’s 275,000 square foot facility in East Windsor, Connecticut. The Company expects to incur total cash outlays related to the closure of approximately $450 for employee severance and other exit costs. The Company also expects to recognize approximately $667 of accelerated depreciation in 2011 as a result of this closure, of which $356 was recognized in the third quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

STR Holdings, Inc. and its subsidiaries (“we”, “us” or “our”), are a leading global provider of encapsulants to the solar module industry. The encapsulant is a critical component used in solar modules. We were the first to develop the original ethylene-vinyl-acetate (“EVA”) encapsulants used in commercial solar module manufacturing in the 1970s in conjunction with the Jet Propulsion Laboratory of the California Institute of Technology under a NASA contract for the U.S. Energy Research and Development Administration, which later became known as the U.S. Department of Energy. We supply encapsulants to many of the major solar module manufacturers. We believe this is due to our superior product performance, global manufacturing base, customer service and technical support. Our encapsulants are used in both crystalline silicon and thin-film solar modules.

STRATEGIC FOCUS

Our objective is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. Some of our strategies to meet that objective are to (i) leverage our global infrastructure, (ii) continue our history of product innovation, (iii) continue to execute our Asia Growth Strategy and (iv) further reduce our manufacturing costs. Events associated with our strategic initiatives during 2011 are:

•                  On September 1, 2011, we completed the sale of our Quality Assurance business (“QA”) to Underwriters Laboratories, Inc. (“UL”) for $275.0 million plus assumed cash. The proceeds from sale, along with some existing cash, were used to retire our outstanding debt. The sale of QA allows us to focus on our encapsulant business and strengthens our balance sheet.

•                  We have expanded our manufacturing and supply chain expertise with the hiring of Chief Operating Officer - Solar and Director of Global Supply Chain. Both individuals will focus on cost reduction, supply chain optimization and process improvement.

•                  Our Solar net sales into the Asia Pacific region increased by approximately 26% in the first nine months of 2011 compared to the corresponding 2010 period. We also passed qualification testing with two of the Tier 1 Chinese module manufacturing companies that we had been aggressively pursuing. We have also furthered our plans to establish a manufacturing facility in China near Shanghai. We expect our manufacturing plant in China to be operating by the end of 2012.

•                  We expect to increase our global production capacity to approximately 10.6 GW by the end of 2011. An increase in capacity allows us to produce and sell more encapsulants and should permit us to decrease our manufacturing costs per unit by leveraging our global management, manufacturing and distribution base. We expect to continue to reduce our cost structure via improved fixed cost absorption associated with the leverage of future sales volume growth, optimizing our global manufacturing and distribution footprint to reduce delivery and other logistical costs, reducing scrap rates, diligently negotiating lower prices with our vendors and improving raw material utilization.

•                  Our Malaysia facility currently has 3.6 GW of production capacity. We increased the floor space of our Malaysia facility at the end of the first quarter of 2011 to provide for total capacity of up to approximately 5.0 GW and ordered an additional 1.2 GW of annual production capacity that became operational during the third quarter of 2011. We believe that our Malaysian plant has enhanced our competitive position in various Asian markets by allowing us to take advantage of reduced lead times, lower logistics costs and improved customer service.

•                  During the first quarter of 2011, we closed on the purchase of our 275,000 square foot manufacturing facility in East Windsor, Connecticut. This facility will provide us needed space for capacity to meet future demand and enable us to consolidate our U.S. based operations. In addition, we expect an additional 1.8 GW of production capacity to be installed in this facility during the fourth quarter of this year.

•                  On October 3, 2011, we announced that we will further streamline our U.S. operations and improve our cost structure by closing our St. Augustine, Florida manufacturing facility. We ceased production at this plant in October 2011 and expect to exit the 20,000 square foot leased facility by the end of the year. Production will be fully consolidated in East Windsor, Connecticut by early 2012. We expect the closure to result in $1.2 million in pre-tax charges, less than half of which will be cash outlays for employee severance and other costs. We expect annual pre-tax cash savings of approximately $1.0 million. The consolidation will also have a positive impact on gross margin driven by improved absorption from higher capacity utilization.

•                  During 2011, we continued to increase our investments in research and development, including the addition of technical personnel and research scientists. Our East Windsor, Connecticut facility will house a 20,000 square foot, state-of-the-art research and development laboratory. Our goal is to continue to develop high value-add products that can be commercialized quickly and with scale.

•                  We have expanded our overall product portfolio to ensure that we meet various customer requirements. Our recently launched mega fast encapsulant enables significant capital avoidance and efficiency gains for automated module manufactures such as the achievement of a 4-minute lamination cycle, which is significantly faster than the typical lamination time of 12 to 18 minutes. We are in the process of introducing a paperless encapsulant that will offer a less expensive option instead of higher throughput, and yet retain the long-term quality benefits that we believe our encapsulants provide. Since this product does not require paper backing, we believe that it can be commercialized at a lower price, yet generate similar gross margin as our existing products. We have also developed a premium high-light transmission formulation that enables light to better penetrate the certain module’s cells, which can enhance a module’s output by approximately 1%.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our condensed consolidated financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived intangible and tangible assets, goodwill, product performance matters, income taxes, stock-based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011.

There have been no changes in such policies during the quarter ended September 30, 2011.

SALE OF QUALITY ASSURANCE BUSINESS

On September 1, 2011, we closed on the sale of QA to UL in exchange for a cash purchase price of $275.0 million, plus assumed cash. Prior to the sale, QA was one of our reportable segments. The QA segment’s historical results of operations are now presented as a discontinued operation with its assets and liabilities treated as held for sale for all earlier periods presented. Accordingly, the following tables set forth our condensed consolidated results of continuing operations and a non-GAAP financial measure called non-GAAP earnings per share from continuing operations (“EPS”), which exclude the QA business for the three months ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010. All amounts are stated in thousands except per share amounts unless otherwise noted.

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(dollars in thousands)
Net sales	$71,677	$67,978	$69,107	$68,285	$66,997	$54,811
Cost of sales	46,799	39,693	41,233	40,831	38,306	31,454
Gross profit	24,878	28,285	27,874	27,454	28,691	23,357
Selling, general and administrative expenses	7,406	7,422	6,294	6,442	4,578	7,803
Provision for bad debt expense	802	239	(469)	56	323	201
Operating income	16,670	20,624	22,049	20,956	23,790	15,353
Interest income, net	161	74	67	26	36	28
Amortization of deferred financing costs	(331)	(332)	(332)	(332)	(331)	(332)
Foreign currency transaction (loss) gain	(93)	242	507	(597)	262	268
Earnings from continuing operations before income tax expense	16,407	20,608	22,291	20,053	23,757	15,317
Income tax expense from continuing operations	5,233	6,550	7,616	5,999	8,336	4,718
Net earnings from continuing operations	$11,174	$14,058	$14,675	$14,054	$15,421	$10,599

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(dollars in thousands)
Net earnings from continuing operations	$11,174	$14,058	$14,675	$14,054	$15,421	$10,599
Adjustments to net earnings from continuing operations:
Amortization of intangibles	2,108	2,108	2,108	2,108	2,108	2,108
Amortization of deferred financing costs	331	332	332	332	331	332
Stock-based compensation expense	1,100	1,100	1,127	1,113	1,144	3,210
Interest expense from credit facilities	(2,487)	(2,490)	(2,544)	(2,582)	(2,547)	(2,485)
Secondary offering expense	—	—	—	—	341	193
Tax effect of adjustments	(253)	(251)	(243)	(226)	(259)	(909)
Non-GAAP net earnings from continuing operations	$11,973	$14,857	$15,455	$14,799	$16,539	$13,048
Diluted shares outstanding	42,012,274	42,202,172	42,396,262	42,327,366	42,054,990	41,698,849
Diluted earnings per share from continuing operations	$0.27	$0.33	$0.35	$0.33	$0.37	$0.25
Diluted non-GAAP earnings per share from continuing operations	$0.28	$0.35	$0.36	$0.35	$0.39	$0.31

In conjunction with the sale of QA to UL, we agreed to maintain a target range of cash in each QA location. We were also permitted to declare dividends for payment post-closing in certain QA foreign locations assuming cash remained in the target range. As of September 30, 2011, we recorded a receivable due from UL in the amount of $5.1 million for dividends declared in Asia prior to the closing, subject to government approvals with respect to the cash repatriation. This receivable is shown net against the $275.0 million purchase price received in the investing section of our cash flow statement.

As planned and in conjunction with the closing of the sales of the QA business, we triggered non-compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, on September 1, 2011, we repaid all amounts due to Credit Suisse AG as administrative agent and collateral agent, under their first lien credit agreement and second lien credit agreement (together, the “Credit Agreements”) from the proceeds of the sale of our QA business. In order to sell the assets of the QA business free and clear of liens provided pursuant to the Credit Agreements, we terminated the Credit Agreements by using approximately $237.7 million from proceeds of the sale to repay all amounts outstanding thereunder. In connection with the pay off all the debt, we also wrote off $3.6 million of the remaining unamortized deferred financing costs associated with such loan agreements.

We were required under the terms of both its first lien and second lien debt agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. Effective September 13, 2007, we entered into an interest rate swap contract for $200.0 million notional principal amount of its variable rate debt. The notional principal amount decreased to $130.0 million on October 1, 2008 and the contract expired on September 30, 2010. The interest rate swap was not designated by us as a cash flow hedge under ASC 815-10-Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, a change in the fair value of the swap of $4.0 million was recorded in our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2010. The unrealized gain on the interest rate swap has been removed from continuing operations in these condensed consolidated statements of comprehensive income as the interest rate swap was required by the terms of the debt agreements which have been paid in full.

As of September 30, 2011, we had an estimated tax liability of $102.7 million related to the gain on the sale and cash repatriation from foreign QA locations. This tax liability will be settled in December 2011 through the use of the remaining cash proceeds received from the QA sale and will be additionally funded from our cash on hand from operations.

GOODWILL

After the sale of our QA business, we have one reporting unit which carries $146.5 million of goodwill as of September 30, 2011. Goodwill is not amortized but is subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value.

Management completes their annual impairment assessment as of October 1st of each year. Therefore, as of October 1, 2011, management performed our annual impairment testing based on the information available as of that date. Management estimates the fair value of our reporting unit using the income approach that estimates the fair value of the reporting unit using a discounted cash flow method which incorporates management’s cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization of us at the assessment date.

The methodology used in the current year is consistent with that used in the prior year. Management believes the cash flow projections utilized and/or market multiples and valuation assumptions are reasonable and consistent with the expectations of market participants. Based on this assessment, we passed the first step of the two-step method described in ASC 350 as the calculated fair value exceeded the reporting unit’s carrying amount of $397.5 million as of September 30, 2011. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted-average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both company-specific factors and overall economic conditions. While the estimated fair value as of the assessment date is in excess of its carrying value, further declines may occur depending on our future cash flows that may be significantly impacted by the economy in the regions served, the retention of our customers, the cost and inventory management initiatives of our customers, continuation of existing sales volume and effectiveness and size of our sales force.

While management expects future operating improvements to result from improving end-market conditions, further market penetration, sales force productivity initiatives and the expected benefits of prior restructuring actions there can be no assurance that such expectations will be met or that the fair value of the reporting unit will continue to exceed its carrying value. If our fair value were to fall below its carrying value, a non-cash impairment charge to income from continuing operations could result.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of continuing operations, for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010.  All amounts are stated in thousands except per share amounts unless otherwise noted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$56,237	$68,285	$195,892	$190,093
Cost of sales	41,665	40,831	128,157	110,591
Gross profit	14,572	27,454	67,735	79,502
Selling, general and administrative expenses	6,838	6,442	21,666	18,823
Provision for bad debt expense	(532)	56	509	580
Asset impairment	1,861	—	1,861	—
Operating income	6,405	20,956	43,699	60,099
Interest income, net	84	26	319	90
Amortization of deferred financing costs	(3,807)	(332)	(4,470)	(995)
Foreign currency transaction gain (loss)	91	(597)	240	(67)
Earnings from continuing operations before income tax expense	2,773	20,053	39,788	59,127
Income tax (benefit) expense from continuing operations	(1,044)	5,999	10,739	19,053
Net earnings from continuing operations	$3,817	$14,054	$29,049	$40,074

Non-GAAP Earnings Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non-GAAP financial measure called non-GAAP EPS from continuing operations (“non-GAAP EPS”). Non-GAAP EPS is defined for the periods presented in the following table. It should be noted that diluted weighted-average common shares outstanding are determined on a GAAP basis and the resulting share count is used for computing both GAAP and non-GAAP diluted EPS. All amounts are stated in thousands except per share amounts unless otherwise noted.

Management believes that non-GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non-GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non-GAAP EPS is the only metric used to determine annual bonus compensation for our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, and is used in conjunction with Adjusted EBITDA to determine annual bonus compensation for our segment president under our management incentive plan.

Although we use non-GAAP EPS as a measure to assess the operating performance of our business, non-GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non-GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets, deferred financing costs, asset impairment and stock-based compensation expense further limits the usefulness of this measure. Non-GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is also a necessary element of our operations. Because of these limitations, management does not view non-GAAP EPS in isolation and also uses other measures, such as Adjusted EBITDA, net earnings from continuing operations, net sales, gross margin and operating income, to measure operating performance.

During the current period, we have also included accelerated depreciation, asset impairment and interest expense from credit facilities as adjustments in arriving at our non-GAAP EPS. Information regarding the items is set forth below.

•                  Accelerated depreciation:  The accelerated depreciation relates to our exit from our Florida manufacturing facility that is non-cash in nature. We believe that the cost associated with the exit of our Florida facility will not recur after 2011 and not indicative of our future operating results.

•                  Asset impairment:  The non-cash asset impairment relates to our real property that used to be occupied by the QA business that was sold to UL on September 1, 2011. Since this asset was not included as part of the sale transaction, the real property is now a non-operating asset, which is being leased to UL under a one-year agreement with an option to renew.  As such, we recorded an impairment charge to write down the carrying value of the real property to its fair value, less estimated disposal cost.

•                  Interest expense from credit facilities:  The interest expense on our prior first and second lien debt was not directly related to the QA business. However, since the former credit facilities required the proceeds received from the UL transaction to be used to retire the first and second lien debt, GAAP requires us to record historical interest expense in discontinued operations. However, we have recently closed on a new $150.0 million credit facility and may incur interest expense in the future. Since the interest expense was not directly related to our QA operations, we are reducing the non-GAAP EPS to include our historical interest expense as we may incur interest cost in the future.

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Net earnings from continuing operations	$3,817	$11,174	$14,058	$14,675	$14,054
Adjustments to net earnings from continuing operations:
Amortization of intangibles	2,108	2,108	2,108	2,108	2,108
Amortization of deferred financing costs	3,807	331	332	332	332
Stock-based compensation expense	1,073	1,100	1,100	1,127	1,113
Accelerated depreciation	356	—	—	—	—
Asset impairment	1,861	—	—	—	—
Interest expense from credit facilities	(1,722)	(2,487)	(2,490)	(2,544)	(2,582)
Tax effect of adjustments	(2,539)	(253)	(251)	(243)	(226)
Non-GAAP net earnings from continuing operations	$8,761	$11,973	$14,857	$15,455	$14,799
Diluted shares outstanding	41,503,070	42,012,274	42,202,172	42,396,262	42,327,366
Diluted earnings per share from continuing operations	$0.09	$0.27	$0.33	$0.35	$0.33
Diluted non-GAAP earnings per share from continuing operations	$0.21	$0.28	$0.35	$0.36	$0.35

Adjusted Return on Net Assets

We also use an alternative non-GAAP measure of asset efficiency called adjusted return on net assets (“RONA”). We define RONA as non-GAAP net earnings from continuing operations divided by the average of property, plant and equipment plus current assets, excluding deferred tax assets and current assets held for sale and less current liabilities in the reported period, excluding current portion of long-term debt and current liabilities held for sale.

Management believes that RONA provides meaningful supplemental information regarding our performance by excluding certain expenses and assets that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers.

Although we use RONA as a measure for investors to assess the operating performance of our business, RONA has significant limitations as an analytical tool because it excludes certain material expenses and assets. Because RONA does not account for these expenses and assets, its utility as a measure of our operating performance has material limitations. The omission of deferred tax asset and the substantial amortization expense associated with our intangible assets, deferred financing costs and stock-based compensation expense further limits the usefulness of this measure. RONA also adjusts for the related tax effects of the adjustments and the payment of taxes is also a necessary element of our operations. Our management compensates for this limitation by providing information about our assets and net earnings from continuing operations and excluding assets held for sale that were attributable to the QA business on the face of the condensed consolidated balance sheets and the statements of comprehensive income as well as in the above discussion. During this quarter, we have recasted the previously disclosed June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010 amounts for comparable purposes as a result of the disposition of our QA business. All amounts are stated in thousands except per share amounts unless otherwise noted.

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Total current assets	$215,431	$213,110	$202,313	$195,529	$184,355
Plus: Property, plant and equipment, net	62,873	65,416	57,310	52,163	46,020
Less: Total current liabilities	(117,915)	(46,720)	(43,904)	(51,465)	(46,931)
GAAP total net assets	$160,389	$231,806	$215,719	$196,227	$183,444
Plus:
Current liabilities held for sale	—	15,835	13,938	14,529	13,456
Current portion of long-term debt	—	1,850	1,850	1,850	1,850
Less:
Current assets held for sale	—	(29,570)	(25,994)	(28,153)	(30,298)
Deferred tax asset	(2,413)	(2,462)	(2,462)	(2,451)	(2,360)
Non-GAAP total net assets	$157,976	$217,459	$203,051	$182,002	$166,092
Average GAAP total net assets (1)	$195,517	$196,973	$178,979	$161,972	$142,488
Average non-GAAP total net assets (2)	$185,316	$181,623	$163,679	$146,348	$126,692
GAAP net earnings from continuing operations (3)	$43,724	$53,961	$58,208	$54,749	$47,087
Non-GAAP net earnings from continuing operations (4)	$51,046	$57,084	$61,650	$59,841	$54,314
Return on net assets	22.4%	27.4%	32.5%	33.8%	33.1%
Adjusted return on net assets	27.6%	31.4%	37.6%	40.9%	42.8%

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Net earnings from continuing operations (3)	$43,724	$53,961	$58,208	$54,749	$47,087
Adjustments to net earnings from continuing operations:
Amortization of intangibles	8,432	8,432	8,432	8,432	8,432
Amortization of deferred financing costs	4,802	1,327	1,327	1,327	1,327
Stock-based compensation expense	4,400	4,440	4,484	6,594	10,114
Accelerated depreciation	356	—	—	—	—
Asset impairment	1,861	—	—	—	—
Secondary offering expense	—	—	341	534	534
Interest expense from credit facilities	(9,243)	(10,103)	(10,163)	(10,158)	(10,217)
Tax effect of adjustments	(3,286)	(973)	(979)	(1,637)	(2,963)
Non-GAAP net earnings from continuing operations (4)	$51,046	$57,084	$61,650	$59,841	$54,314

(1)	Average GAAP total net assets is derived by utilizing the average of our reported current plus trailing four quarterly comparable condensed consolidated balance sheets GAAP total net assets amounts.
(2)

Average non-GAAP total net assets is derived by utilizing the average of our reported current plus trailing four quarterly comparable condensed consolidated balance sheets non-GAAP total net assets amounts.

(3)

GAAP net earnings from continuing operations is derived by utilizing our reported trailing four quarterly GAAP net earnings from continuing operations amounts. See Non-GAAP Earnings Per Share from continuing operations above.

(4)

Non-GAAP net earnings from continuing operations is derived by utilizing our reported trailing four quarterly non-GAAP net earnings from continuing operations amounts. See Non-GAAP Earnings Per Share from continuing operations above.

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$56,237	100%	$68,285	100%	$(12,048)	(18)%	$195,892	100%	$190,093	100%	$5,799	3%

The decrease in net sales for the three months ended September 30, 2011 compared to the corresponding 2010 period was mainly due to a 16% volume decrease and a 3% decrease in our average selling price. This was partially offset by an 11% stronger Euro compared to the U.S dollar that increased the translation of our European net sales. The decrease in volume was the result of a build-up of module inventories during the second quarter of 2011 that resulted in our customers reducing their purchases and moderating their orders issued to us. The inventory build of the module manufacturers was due to the weak current global macroeconomic environment, lack of available financing to fund solar projects caused by the deterioration of Europe’s financial system, increased uncertainty surrounding government’s solar subsidies and end users delaying purchases until the decline in module selling prices moderates.

Also, during the third quarter of 2011, we have accrued approximately $2.0 million for an agreement with a customer for the return of product in conjunction with the payment of overdue invoices.

For the nine months ended September 30, 2011, compared to the corresponding 2010 period, the increase in net sales was due to a 7% volume increase offset by a 4% decrease in our average selling price. The volume increase reflects the strong industry demand that existed in the first half of the year. Due to excess module inventory, overcapacity that currently exists throughout many parts of the solar supply chain and continued softness in industry dynamics, we believe that we will experience increased pricing pressure and continued softness in demand through the fourth quarter of 2011 and into early 2012. However, we do expect industry volumes to return due to demand elasticity being driven by continued reduction in solar energy costs.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$41,665	74%	$40,831	60%	$834	2%	$128,157	65%	$110,591	58%	$17,566	16%

For the three months ended September 30, 2011, the increase in our cost of sales was due to $1.7 million of increased raw material inflation costs, higher labor and benefit costs of $0.2 million and increased depreciation expense of $0.3 million due to ceasing production at our Florida facility. These were partially offset by the 16% sales volume decrease as discussed above. For the nine months ended September 30, 2011, the increase in our cost of sales was due to the impact of the 7% sales volume increase as discussed above, $4.4 million of increased raw material inflation costs, an increase in labor and benefit costs of $2.3 million, $0.7 million of increased depreciation expense, of which $0.3 million was attributable to the closure of our Florida facility as discussed above. Also, we experienced some unfavorable cost absorption during the second and third quarters of 2011 associated with lower utilization at some of our manufacturing facilities.

Non-cash intangible asset amortization expense of $2.1 million and $6.3 million was included in cost of sales for each of the three and nine months ended September 30, 2011 and 2010, respectively.

Gross Profit

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit	$14,572	26%	$27,454	40%	$(12,882)	(47)%	$67,735	35%	$79,502	42%	$(11,767)	(15)%

Gross profit as a percentage of net sales decreased for the three month and nine month periods ended September 30, 2011 due to unfavorable customer mix, decrease in our average selling price, increased raw material costs and unfavorable cost absorption during the second and third quarters of 2011 associated with lower utilization at some of our manufacturing facilities. These unfavorable impacts were partially offset by improved scrap rates and other cost reduction activities.

Also, as noted above during the third quarter of 2011, we have accrued approximately $2.0 million for an agreement with a customer for the return of product. Since we do not expect to resell the returned product, we have reduced the inventory carrying value to zero at September 30, 2011.

Non-cash intangible asset amortization expense of $2.1 million and $6.3 million reduced gross profit for each of the three and nine months ended September 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$6,838	12%	$6,442	9%	$396	6%	$21,666	11%	$18,823	10%	$2,843	15%

SG&A increased 6% for the three months ended September 30, 2011 compared to the corresponding period in the prior year. This was primarily driven by $0.2 million of increase in travel expense to support our expanding global business operations and continued development in Asia. The remaining change is attributable to increases in research and development costs.

SG&A increased 15% for the nine months ended September 30, 2011 compared to the corresponding period in the prior year. This was primarily driven by $1.0 million of increased labor and benefit costs and recruiting costs of $0.3 million to support our growth and global infrastructure. Travel expenses increased by approximately $0.7 million as we continue to expand our global business operations in Asia. Last, research and development expense increased by $0.3 million as we continue to expand this function with the goal of developing a pipeline of innovative encapsulant products.

Provision for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Bad debt (income) expense	$(532)	(1)%	$56	—%	$(588)	(1050)%	$509	—%	$580	—%	$(71)	(12)%

The decrease in bad debt expense was primarily the result of a reversal of an accrual established in the prior period for a customer from whom we received payment. We have recently reached formal agreements with certain of our customers for the payment of past due invoices. Our future bad debt expense could increase significantly if such customers do not fulfill their obligations under such agreements.

Interest Income, net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest income, net	$84	—%	$26	—%	$58	223%	$319	—%	$90	—%	$229	254%

The increase compared to 2010 was primarily the result of the interest earned on our cash balances.

Foreign Currency Translation Gain\(Loss)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency translation gain\(loss)	$91	—%	$(597)	(1)%	$688	115%	$240	—%	$(67)	—%	$307	458%

Foreign currency transaction gain was $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively, compared to a loss of $0.6 million and $0.1 million in the corresponding three and nine months ended September 30, 2010, respectively, primarily as a result of changes in the Euro exchange rate.

Income Taxes

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income taxes	$(1,044)	(2)%	$5,999	9%	$(7,043)	(117)%	$10,739	5%	$19,053	10%	$(8,314)	(44)%

Our effective income tax rate from continuing operations for the three and nine months ended September 30, 2011 were (37.7%) and 27.0%, respectively compared to the United States federal statutory tax rate of 35.0%. The lower effective tax rate is impacted by our decision to permanently reinvest our Malaysia subsidiary’s earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction. Our effective tax rate from continuing operations was approximately 29.9% and 32.2% for the three and nine months ended September 30, 2010, respectively. Included in the three months ended September 30, 2011 effective tax rate from continuing operations is a one-time benefit change in state deferred rate tax liabilities of 40.2% resulting from a change in state filing requirements after the sale of our QA business. Also, we settled a foreign tax audit that provided a one-time favorable reduction of 23.1%. These were partially offset by an unfavorable adjustment of 14.5% made upon filing our 2010 tax return. Included in the nine months ended September 30, 2011 was a one-time expense to our effective tax rate from continuing operations, related to an unfavorable adjustment of 1.0% made upon filing our 2010 tax return, a one-time benefit of 1.6% to our effective tax rate from the settlement of a foreign tax audit and a one-time benefit of 2.8% to our effective tax rate related to the decrease in state deferred tax liabilities as a result of the QA sale. Included in the nine months ended September 30, 2010 was a one-time benefit of to our effective tax rate from the receipt of an Advanced Energy Project credit under the American Recovery and Reinvestment Act of 2009.

We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact our financial statements. Accordingly, we have tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit could increase or decrease and could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

Net Earnings from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2010		Change		2011		2010		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net earnings from continuing operations	$3,817	7%	$14,054	21%	$(10,237)	(73)%	$29,049	15%	$40,074	21%	$(11,025)	(28)%

Net earnings from continuing operations decreased due to lower net sales, lower gross margins, the recording of a $1.9 million asset impairment, higher SG&A and increased amortization of deferred financing costs. The negative impacts more than offset a lower effective tax rate.

Segment Results of Operations

We report our business in one aggregated segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 11 - Reportable Segments and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Net sales and non-GAAP EPS for our segment are described in further detail above. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$56,237	$68,285	$(12,048)	(18)%	$195,892	$190,093	$5,799	3%
Adjusted EBITDA	$13,903	$25,472	$(11,569)	(45)%	$61,555	$77,508	$(15,953)	(21)%
Adjusted EBITDA as % of Segment Net Sales	24.7%	37.3%			31.4%	40.8%

Adjusted EBITDA as a percentage of net sales decreased for the three months ended September 30, 2011 compared to 2010 due to decreased net sales as discussed above, lower gross profit margin and higher SG&A as a percentage of net sales. Foreign exchange provided a $0.7 million positive impact driven by the Euro exchange rate.

Adjusted EBITDA as a percentage of net sales decreased for the nine months ended September 30, 2011 compared to 2010 due to lower gross profit margin and higher SG&A as a percentage of net sales. Foreign exchange provided a $0.3 million positive impact driven by the increase in the Euro exchange rate.

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations and expect to do so in the future. As of September 30, 2011, our principal sources of liquidity consisted of $129.6 million of cash. As more fully described below, we entered into a new $150.0 million revolving credit facility on October 7, 2011.

Our principal needs for liquidity have been, and for the foreseeable future will continue to be, for capital expenditures and working capital. The main portion of our capital expenditures has been and is expected to continue to be for expansion. Working capital requirements have increased as a result of our overall growth in prior years and the need to fund higher accounts receivable and inventory. We believe that our cash flow from operations, available cash and cash equivalents and revolving credit facility will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under new credit facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity.

If we decide to pursue one or more strategic acquisitions, we may draw down on our credit facility and incur additional debt or sell additional equity to raise any needed capital.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash provided by operating activities was $21.1 million and $35.6 million for the nine months ended September 30, 2011 and 2011, respectively. Cash earnings decreased by approximately $7.1 million for the nine months ended September 30, 2011 compared to the same period in 2010. These reductions were driven by reduced net sales in the third quarter of 2011 compared to the prior year and lower gross margin. Also, $12.0 million of higher tax payments were incurred through the first nine months of 2011 due to timing of such payments. Although we increased our raw material inventory from December 31, 2010, due to the continued unfavorable economic conditions, we began a proactive reduction of raw material orders to reduce our stock. We also had receivable balances that had days outstanding longer than in prior periods.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $18.4 million and $6.9 million for the nine months ended September 30, 2011 and 2010, respectively and was primarily related to capital expenditures. Our capital expenditures for these periods were mainly for expansion of our Malaysia plant and investments associated with our recently acquired East Windsor, Connecticut facility.

We expect remaining 2011 consolidated capital expenditures to be $10.0 million to $15.0 million.

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $2.6 million and $28.6 million in the nine months ended September 30, 2011 and 2010, respectively. Free cash flow was lower for the nine months ended September 30, 2011 as a result of the decrease in operating cash flow as discussed above and increased capital expenditures for our capacity expansions. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, including information technology infrastructure, land and buildings, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, and strengthening the condensed consolidated balance sheets.

Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. Our management compensates for this limitation by providing information about our capital expenditures on the face of the cash flow statement and in the above discussion. During this quarter, we have recasted the previously disclosed September 30, 2010 amounts for comparable purposes as a result of the disposition of our QA business.

	Nine Months Ended September 30,
	2011	2010

Cash provided by operating activities from continuing operations	$21,063	$35,574
Less: capital expenditures	(18,441)	(6,930)
Segment Adjusted EBITDA
Free cash flow	$2,622	$28,644

We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2011 due to $0.7 million of the proceeds from the exercise of stock options and related tax benefits received from the disqualifying dispositions of certain of these options partially offset by $0.1 million for the purchase of treasury shares at cost from a former employee.

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2010 primarily due to the payment of initial public offering issuance costs.

In the third quarter of 2011, we sold our QA business for $275.0 million, plus assumed cash. As of September 30, 2011, we had an estimated tax liability of $102.7 million related to the gain on the sale and cash repatriated from certain foreign QA locations. This payable is shown net against the QA operations as part of the net cash used in discontinued operations in the operating section of our cash flow statement. This tax liability will be settled in December 2011 and will then offset the net cash provided by discontinued operations in the operating section of our cash flow statement at that time. We agreed to maintain a target range of cash in each QA location. We were also permitted to declare dividends for payment post-closing in certain QA foreign locations assuming cash remained in the target range. As of September 30, 2011, we recorded a receivable due from UL in the amount of $5.1 million for dividends declared in Asia prior to the closing, subject to government approvals with respect to the cash repatriation. This receivable is shown net against the $275.0 million purchase price received and $3.4 million of capital expenditures incurred as part of the net cash provided by discontinued operations in the investing section of our cash flow statement. Also, the repayment of the principle debt outstanding as of September 1, 2011 and prior debt payments totaling $238.5 million are included in the net cash used in discontinued operations in the financing section of our cash flow statement.

Credit Facilities

On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds and its co-investors, together with members of our board of directors, our executive officers and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our “credit facilities”, in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185.0 million term loan facility, which was to mature on June 15, 2014, and a $20.0 million revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75.0 million term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15.0 million for letters of credit. On September 1, 2011, we repaid all amounts outstanding under the credit facilities from the proceeds of the sale of our QA business.

Borrowings under the first lien credit facility bore interest at a rate equal to (1) in the case of term loans, at our option (i) the greater of (a) the rate of interest per annum determined by Credit Suisse, from time to time, as its prime rate in effect at its principal office in the City of New York, and (b) the federal funds rate plus 0.50% per annum (the “base rate”), and in each case plus 1.50% per annum or (ii) the LIBO plus 2.50% and (2) in the case of the revolving loans, at our option (subject to certain exceptions) (i) the base rate plus 1.50% when our total leverage ratio (as defined in the first lien credit facility) is greater than or equal to 5.25 to 1.00 (“leverage level 1”), the base rate plus 1.25% when our total leverage ratio is greater than or equal to 4.50 to 1.00 but less than 5.25 to 1.00 (“leverage level 2”) and the base rate plus 1.00% when our total leverage ratio is less than 4.50 to 1.00 (“leverage level 3”) or (ii) the LIBO plus 2.50% in the case of leverage level 1, 2.25% in the case of leverage level 2 and 2.00% in the case of leverage level 3. Borrowings under the second lien credit facility bore interest at a rate equal to, at our option (i) the base rate plus 6.00% or (ii) the LIBO plus 7.00%. For the first five years of the second lien credit facility, we had the option to pay interest in cash or in kind, by increasing the outstanding principal amount of the loans by the amount of accrued interest. Interest paid in kind on the second lien credit facility was at the rate of interest applicable to such loan described above plus an additional 1.50% per annum.

As of September 1, 2011 and December 31, 2010, the weighted-average interest rate under our credit facilities was 4.12% and 4.18%, respectively.

In addition to paying interest on outstanding principal under the credit facilities, we were required to pay a commitment fee at a rate equal to 0.50% per annum on the daily unused commitments available to be drawn under the revolving portion of the first lien credit facility. We were also required to pay letter of credit fees, with respect to each letter of credit issued, at a rate per annum equal to the applicable LIBO margin for revolving credit loans on the average daily amount of undrawn letters of credit plus the aggregate amount of all letter of credit disbursements that have not been repaid by us. We were also required to pay fronting fees, with respect to each letter of credit issued, at a rate specified by the issuer of the letters of credit and to pay Credit Suisse certain administrative fees from time to time, in its role as administrative agent. The term loans under the first lien credit facility amortized in quarterly installments of 0.25% of the principal amount. On September 1, 2011, we terminated the credit facilities by repaying all amounts due and owing thereunder.

On October 7, 2011, we entered into a multicurrency credit agreement (the “Credit Agreement”) among us, certain of our domestic subsidiaries, as guarantors (the “Guarantors”), the lenders from time to time party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of $150.0 million, which matures on October 7, 2015. The revolving senior credit facility includes a $50.0 million sublimit for multicurrency borrowings, a $25 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may be invited to join the revolving senior credit facility, that elect to make such increase available, upon the satisfaction of certain conditions.

The obligations under the revolving senior credit facility are unconditional and are guaranteed by substantially all of our existing and subsequently acquired or organized domestic subsidiaries. The revolving senior credit facility and related guarantees are secured on a first-priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges of voting stock of foreign subsidiaries to 66% of such voting stock.

Borrowings under the revolving senior credit facility may be used to finance working capital, capital expenditures and other lawful corporate purposes, including, without limitation, the financing of certain permitted acquisitions, payment of dividends and/or stock repurchases, subject to certain restrictions.

Each eurocurrency rate loan will bear interest at the eurocurrency rate (as defined in the Credit Agreement) plus an applicable rate that will range from 200 basis points to 250 basis points based on our Consolidated Leverage Ratio (as defined in the Credit Agreement) plus, when funds are lent by certain overseas lending offices, an additional cost.

Base rate loans and swing line loans will bear interest at the base rate (as defined below) plus the applicable rate, which will range from 100 basis points to 150 basis points based on our Consolidated Leverage Ratio. The base rate is the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, and (iii) the eurocurrency rate for eurocurrency loans of one month plus 1%.

If any amount is not paid when due under the Credit Agreement or an event of default exists, then, at the request of the lenders holding a majority of the unfunded commitments and outstanding loans, obligations under the senior credit facility will bear interest at a rate per annum equal to 200 basis points higher than the interest rate otherwise applicable.

In addition, we are required to pay the Lenders a commitment fee equal to an applicable rate, which will range from 25 basis points to 35 basis points based on our Consolidated Leverage Ratio from time to time, multiplied by the actual daily amount of the Lender’s aggregate unused commitments under the revolving senior credit facility. The facility fee is payable quarterly in arrears. We will also pay a letter of credit fee equal to the applicable rate for eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

We may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the revolving senior credit facility, in whole or in part, without premium or penalty (other than if eurocurrency loans are prepaid prior to the end of the applicable interest period) at any time by the delivery of a notice to that effect as provided under the Credit Agreement.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to us and our subsidiaries delivery of financial statements, compliance certificates and notices, payment of obligations, preservation of existence, maintenance of properties, compliance with material contractual obligations, books and records and insurance and compliance with laws.

Negative covenants include, among others, with respect to us and our subsidiaries, limitations on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments, transactions with affiliates, certain burdensome agreements, use of proceeds, and payment of other indebtedness. We and our subsidiaries are also subject to a limitation on mergers, dissolutions, liquidations, consolidations and disposals of all or substantially all of their assets. The Credit Agreement also requires us to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 2.50 to 1.00 during each fiscal quarter through the quarter ended September 30, 2013 and no more than 2.25 thereafter and a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less 1.50 to 1.00.

The Credit Agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a Change in Control (as defined in the Credit Agreement) or a material provision of the Credit Agreement ceases to be in effect. Upon an event of default under the Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable and require us to cash collateralize the outstanding letter of credit obligations. A bankruptcy or insolvency event causes such obligations automatically to become immediately due and payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. For the first nine months of 2011, the price of our raw materials increased and negatively impacted our cost of sales by approximately $4.4 million.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB ASC 220-10 established standards for the reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. We had early adopted this standard effective June 30, 2011 and it did not have a material impact on our condensed consolidated financial statements since we previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement. We also have no components of other comprehensive income that are reclassified to net earnings for the periods presented.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The FASB ASC 350-20 was amended to simplify how entities test goodwill for impairment. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying value amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendment in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We have adopted this standard effective September 30, 2011 and it did not have an impact on our condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report, we face risks and uncertainties that include, but are not limited to, the following: (i) demand for solar energy in general and solar modules in particular; (ii) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (iii) the effects of the announced reductions to solar incentives in Germany and Italy; (iv) the extent to which we may be required to write-off accounts receivable or inventory; (v) product pricing pressures and other competitive factors; (vi) customer concentration in our business and our relationships with key customers; (vii) our ability to protect our intellectual property; (viii) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (ix) our dependence on a limited number of third party suppliers for raw materials for our encapsulants and materials used in our processes; (x) operating new manufacturing facilities and increasing production capacity at existing facilities; (xi) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xii) potential product performance matters and product liability; (xiii) the extent and duration of the current downturn in the global economy; (xiv) the impact negative credit markets may have on us or our customers or suppliers; (xv) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (xvi) maintaining sufficient liquidity in order to fund future profitable growth and long-term vitality; (xvii) outcomes of litigation and regulatory actions; and (xviii) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the nine months ended September 30, 2011 and 2010, approximately $80.6 million, or 41%, and $86.8 million, or 46%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and administrative costs related to these foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk, which is driven by the Euro. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2011 would have caused a change in consolidated net assets of approximately $6.3 million and a change in net sales of approximately $8.1 million.

Interest Rate Risk

We are exposed to interest rate risk in connection with any borrowings under our new revolving senior credit facility. Borrowings under our new revolving senior credit facility bear interest at floating rates based on the Eurocurrency rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 30, 2011, we had no debt outstanding.

Raw Material Price Risk

The major raw material that we purchase for production of our encapsulants is resin, and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. During the first nine months of 2011, the price of our raw materials, primarily EVA resin, has increased and negatively impacted our cost of sales by approximately $4.4 million. We expect to continue to experience volatility in the cost of our raw materials, primarily related to EVA resin. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts, adding inflation escalation price clauses in customer contracts and ensuring we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

There have been no material developments in the quarter in the legal proceeding indentified in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except as noted below. In addition, there were no new material legal proceedings during the quarter.

Galica/JPS

As previously disclosed, in October 2007 we filed a complaint against James P. Galica (“Galica”) and JPS Elastomerics Corp. (“JPS”) in the Massachusetts Superior Court in Hampshire County (the “Court”). We alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the “State Court Action”). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for our polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated our trade secrets. On January 27, 2011, the Court awarded us the right to recover from the defendants (i) actual monetary damages of $1.1 million, (ii) punitive damages of $2.2 million, (iii) reasonable attorneys’ fees of $3.9 million, (iv) reasonable costs of $1.1 million, and (v) 12% interest on each of the monetary awards from the date of the judgment (except for the actual monetary damages which accrues interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using our trade secrets. Commencing on January 28, 2011, the defendants filed numerous motions and appeals seeking to stay certain elements of the injunction all of which were denied by the Court and the appellate courts. On June 22, 2011, the defendants filed their principal appellate brief seeking to reverse the Court’s order. We filed our principal brief on August 3, 2011 and oral arguments were conducted on September 6, 2011 before a three judge panel. To date, the appellate court has yet to render its decision.

On April 29, 2011, we filed a civil contempt complaint against the defendants in the Superior Court alleging that JPS and Galica were not in compliance with the Court’s January 27, 2011 order providing injunctive relief, and asking the Court to hold the defendants in contempt. On July 15, 2011, the Court issued a ruling holding the defendants in contempt of court with regards to certain portions of the January 27, 2011 order. On July 25, 2011, the Court accepted the parties’ agreement and issued a preliminary ruling that the defendants have purged themselves of contempt. On August 17, 2011, JPS and Galica filed a notice of appeal of the Superior Court’s contempt order. The appeal has been docketed with the Massachusetts Appeals Court. JPS’ appellant brief is due November 14, 2011, and our appellee brief is due thirty days thereafter. Oral argument has not been scheduled.

We are entitled to recover the attorneys’ fees we incurred in prosecuting the contempt claim.

On September 17, 2010, JPS filed an amended complaint against our wholly-owned subsidiary, Specialized Technology Resources, Inc. (“STR”), in the U.S. District Court for the District of Massachusetts. The amended complaint alleged various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60 million in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, we filed a motion to dismiss the amended complaint, and on January 5, 2011 the Court held a hearing on STR’s motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On January 14, 2011, the Court issued its written opinion dismissing the case. On January 21, 2011, STR filed a motion for Rule 11 sanctions against the defendants and their counsel which was denied by the Court on April 20, 2011. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. JPS filed its appellate brief on May 2, 2011 and STR filed its appellate brief on June 14, 2011. Together with its brief, STR also filed a motion seeking appellate sanctions against JPS. JPS’ reply brief was filed on July 21, 2011. On September 28, 2011, JPS filed a motion to expedite the scheduling of an oral argument of the appeal, and on October 4, 2011, the appellate court denied JPS’ motion. To date, no date has been set for oral argument. We intend to continue to vigorously defend this action which we consider meritless.

We do not intend to record any gain related to the state court judgment until the settlement cash proceeds are received by us.

Alpha Marathon

On October 7, 2011, we filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. (“Alpha Marathon”) seeking damages resulting from Alpha Marathon’s misappropriation of trade secrets and an injunction barring use of those trade secrets. Alpha Marathon is an equipment line manufacturer located in Ontario,

Canada. Alpha Marathon has 30 days to file a Statement of Defence with the Court.

Item 1A.                          Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, other than all the risks related to our QA business which are no longer applicable to us following the sale of our QA business to UL.

Item 6.                                   Exhibits

2.1

Equity Purchase Agreement, dated August 15, 2011, by and among Specialized Technology Resources, Inc., Underwriters Laboratories, Inc. and STR Holdings, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).

2.2

Amendment Agreement with respect to Equity Purchase Agreement, dated September 1, 2011, by and among Specialized Technology Resources, Inc., Underwriters Laboratories, Inc. and STR Holdings, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).

10.1

Transition Services Agreement dated September 1, 2011 by and between Specialized Technology Resources, Inc. and Underwriters Laboratories, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).

10.2

Credit Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011 (file no. 001-34529) and incorporated herein by reference).

10.3

Exhibits to Credit Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.4	Security and Pledge Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the other parties identified as Obligors therein and Bank of America, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

STR HOLDINGS, INC.
(Registrant)
	By:	/s/ Barry A. Morris
Date: November 8, 2011	Barry A. Morris, Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)