Form 10-K
period 2011-12-31
STR HOLDINGS, INC.
filed 2012-03-14
CIK 1473597

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $414,099,035 based on the price of the last reported sale on the New York Stock Exchange on that date.

         On March 1, 2012, the registrant had 41,618,093 outstanding shares of Common Stock, $0.01 par value per share.

         DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 PART I

ITEM 1.    Business

Overview

        STR Holdings, Inc. and its subsidiaries ("we", "us", "our" or the "Company") commenced operations in 1944 as a plastics and industrial materials research and development company. Based upon our expertise in polymer science, we evolved into one of the leading providers of encapsulants to the solar industry. Encapsulant is a critical component used to protect and hold solar modules together.

        We were the first to develop ethylene-vinyl-acetate ("EVA") based encapsulants for use in commercial solar module manufacturing. Our initial development research was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time we have greatly expanded our solar encapsulant business, further investing in research and development and global production capacity. Currently, we manufacture encapsulants for some of the largest solar module manufacturers in the world.

        The Company also launched a quality assurance business ("QA") during the 1970s, which provided product development, inspection, testing and audit services that enabled retailers and manufacturers to determine whether products met applicable safety, regulatory, quality, performance and social standards. In September 2011, we sold our QA business to Underwriters Laboratories, Inc. ("UL") for $275.0 million in cash, plus assumed cash. We divested QA to allow us to focus exclusively on our solar encapsulant business and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Annual Report on Form 10-K. Further information about our divesture of QA is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Solar Energy Market Overview

        Solar energy has emerged as one of the most rapidly growing sources of renewable energy. A number of different technologies have been developed to harness solar energy. The most prevalent technology is the use of interconnected photovoltaic ("PV") cells to generate electricity directly from sunlight. Solar energy has many advantages over other existing renewable sources and traditional non-renewable sources relative to environmental impact, delivery risk, distributed nature of generation and matching of peak generation with demand.

        PV systems have been used to produce electricity for several decades. However, technological advances and production efficiencies combined with the rising costs of conventional/carbon-based electricity and the availability of government subsidies and incentives, have led to solar becoming one of the fastest growing renewable energy technologies.

        Bloomberg New Energy Finance, a business analysis firm, predicts in its 2012 PV Market Outlook dated February 6, 2012 that total global demand for PV module installations will be between 24 gigawatts ("GW") and 31 GW in 2012 and between 37 GW and 42 GW in 2013. They also estimate that global demand for modules was between 27 GW and 29 GW in 2011.

        Among the key demand drivers for PV are government incentive programs which make solar energy more price competitive with other energy sources. In recent years, the largest growth in the demand for PV has been in the European Union, driven by its goal of generating 20% of its electricity from renewable sources by 2020. However, its share of total global demand is expected to decline to about a third by 2013 as many European Union countries, such as Germany and Italy, continue to evaluate changes to their subsidy programs in relation to financing constraints, overall fiscal policy, and saturation due to cumulative installed capacity. Uncertainty may lead to a reduction in overall solar demand, which when combined with module overproduction may lead to excess inventory. Although these conditions have tempered growth in 2011, they have driven a reduction in selling prices throughout the supply chain and are expected to allow future growth in new end markets as grid-parity is achieved and a price elastic model emerges. In particular, Bloomberg New Energy Finance estimates there will be growth in installation of PV modules in the United States, China, India, South America, Africa and the Middle East.

        Despite our expectations for favorable conditions for the adoption of solar electricity generation, solar energy continues to represent only a very small fraction of the world's electricity supply.

Solar Energy Systems

        Solar electricity is primarily generated by PV systems that are comprised of solar modules, mounting structures and electrical components. PV systems are either grid-connected or off-grid. Grid-connected systems are tied to the transmission and distribution grid and feed solar electricity into the end-user's electrical system and/or the grid. Such systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures and range in size from kilowatts to multiple megawatts. Off-grid PV systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.

Solar Modules

        PV cells are semiconductor devices that convert sunlight directly to electricity by a process known as the photovoltaic effect. A solar module is an assembly of PV cells that are electrically interconnected, laminated and framed in a durable and weatherproof package.

        There are two primary commercialized categories of solar cells: crystalline silicon and thin-film. PV devices can be manufactured using different semiconductor materials, including mono- and poly-crystalline silicon for silicon cells, and amorphous silicon, gallium arsenide, copper indium gallium selenide and cadmium telluride for thin-film cells. Crystalline silicon cells typically operate at higher conversion efficiency. Historically, crystalline silicon cells have been higher in cost due to a more complex production process and the need for more expensive raw materials. In recent years, the price of polysilicon has declined, eroding the cost advantage of thin-film cells.

Encapsulants

        Regardless of the technology used to create solar energy from a PV system, the core component of the solar cell is the semiconductor circuit. To protect and preserve that circuit, solar module manufacturers typically use an encapsulant. Encapsulants are critical to the proper functioning of solar modules, as they protect cells from the elements, bond the multiple layers of a module together and provide electrical isolation. Encapsulants must incorporate high optical transparency, stability at high temperatures and high levels of ultraviolet radiation, good adhesion to different module materials, adequate mechanical compliance to accommodate stresses induced by differences in thermal expansion and contraction between glass and cells, and good dielectric properties (electrical isolation). Even slight deterioration of any of these properties over time could significantly impair the electrical output of the solar module, which is of critical importance in the solar industry where solar module manufacturers typically provide 20 to 25-year warranties for their products.

        Over the years, various encapsulant materials have been used in solar modules, including EVA, polyvinyl butyral ("PVB") and poly dimethyl siloxane or silicone. We currently use EVA to make all of our encapsulant products. EVA is modified with additives to increase stability and make the encapsulant suitable for long-term outdoor applications, such as solar modules.

        During solar module assembly, encapsulation is typically accomplished by vacuum lamination, wherein a "pre-lam" stack (as depicted in the diagram below) is fashioned into a singular part comprising multiple layers. Thin sheets of EVA are inserted between the PV cells typically at the top and rear surfaces. Heating the "sandwich" then causes the EVA to melt and then to cure, or crosslink, bonding the module into one piece. This step occurs towards the end of the manufacturing process and is critical to the entire solar module, as there is only one opportunity to laminate correctly.

*
Thin-film graphic is not representative of all thin-film modules, which can vary significantly in structure.

        Shrinkage or inadequate adhesion can occur during lamination and may result in voids or holes in the encapsulant, which are considered defects and cause for rejection of the entire panel. Due to direct exposure to the elements, the encapsulant is susceptible to several performance failures that can jeopardize the integrity and performance of the entire solar module and lead to significant warranty costs for solar module manufacturers. The most significant failures include:

  •
  Loss of clarity—the propensity of an encapsulant to "brown" after long-term exposure to ultraviolet ("UV") light, leading to a permanent loss of transparency. If an encapsulant positioned above the cells loses its transparency, the entire solar module loses its ability to convert sunlight into electricity.

  •
  Module delamination—the loss of adhesion between the encapsulant and other module layers. Delamination in the field could occur in cases where the encapsulant was improperly cured or where incompatibilities between the encapsulant and other module components exist. Most of the delamination observed in the field has occurred at the interface between the encapsulant and the front surface of the solar cells. Delamination is more frequent and more severe in hot and humid climates, sometimes occurring after less than five years of exposure. Delamination first causes a performance loss due to optical de-coupling of the encapsulant from the cells. Of greater concern from a module lifetime perspective is the likelihood that the void resulting from the delamination will provide a preferential location for moisture accumulation, greatly increasing the possibility of corrosion failures in metallic contacts.

  •
  Potential induced degradation ("PID")—the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cell, is a factor that could adversely impact the energy yield of crystalline silicon solar modules. PID can occur in some solar module installations where a transformer-less inverter is used in combination with a high negative voltage bias applied to the solar cells. The magnitude of the power loss depends upon many factors, including the applied voltage bias and the type of surface coatings on the solar cells. The specific chemistry of the front side encapsulant may also be a mitigating factor to help inhibit power loss due to PID.

        Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the total manufacturing cost of the solar module.

        We typically sell our encapsulants in square meters. However, because the solar industry's standard measurement for production volume and capacity is in watts, megawatts ("MW") or GW, we convert our capacity and production volume from square meters to approximate MW depending on the applicable conversion efficiencies that are specific to our customers. The conversion rate ranges from 10,100 to 15,500 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believe to be appropriate and reasonable. Certain production capacity and market metrics included in this Annual Report on Form 10-K are based on these calculations. Our calculations may not be accurate, and we may change the methodology of our calculations in the future as new information becomes available. In that case, period to period comparisons of such metrics may not be meaningful.

Financial Information About Our Segment and Geographic Areas

        Financial information about our segment and geographic areas are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Reportable Segment and Geographical Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Business

        We are one of the leading global providers of encapsulants to the solar module industry. Encapsulant is a critical component used in solar modules. We were the first to develop the original EVA encapsulants used in commercial solar module manufacturing in the 1970s in conjunction with the Jet Propulsion Laboratory of the California Institute of Technology under a NASA contract for the U.S. Energy Research and Development Administration, which later became known as the U.S. Department of Energy. We have no ongoing relationships with any of these agencies. We have sold our encapsulants commercially since the late 1970s. We have continually improved our encapsulants and have developed many significant innovations since we first commercialized our encapsulants, including encapsulants that maintain their dimensional stability and ultra-fast curing formulations. Our encapsulants are used in both of the prevailing solar panel technologies, crystalline silicon and thin-film, and are valued by certain of our customers because they maintain their size and shape throughout the solar module manufacturing process, have fast curing times and demonstrated long-term stability. These attributes are critical to some solar module manufacturers, which typically provide 20 to 25-year warranties of the performance of their solar modules and continually seek to maximize manufacturing yield and optimize efficiency. Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the total manufacturing cost of a solar module.

        Our PhotoCap® products consist primarily of EVA, which is modified with additives and put through our proprietary manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. The inclusion of specific additives results in a limited shelf life before our encapsulants must be integrated into a solar module, making long-term stocking impractical. Our encapsulant is generally made-to-order to customer specifications for use in their solar module manufacturing process.

Our Competitive Strengths

        We believe that our business possesses a number of key competitive strengths, including:

  •
  Supplier to Leading Module Manufacturers.  Since our encapsulants are designed into our customers' manufacturing process, offer long-term stability and substantial manufacturing efficiencies, and are a small part of the overall cost of the solar module, we believe our customers will continue to be reluctant to switch to other encapsulant suppliers. We believe we were the primary encapsulant supplier to our largest customers in 2011, some of which are among the largest solar module manufacturers worldwide. As our customers look to secure materials or access to our production capacity to support their module production, we have frequently entered into contracts. We believe that our customers select our encapsulant because of its high quality and performance characteristics, our ability to meet delivery requirements and our customer service and technical support.

  •
  Product Technology.  Our encapsulants play a critical role in permanently bonding and protecting sensitive solar module components while helping to maintain solar module performance for extended periods under extreme environmental conditions. Our products, some of which have been in the field for over 30 years, are designed to provide long-term clarity, which is critical to helping our customers meet their advertised and guaranteed performance levels throughout the solar module life. Our premium encapsulants are manufactured to be non-shrinking so that they maintain their size and shape throughout the solar module lamination process, thereby reducing defects. In addition to providing dimensional stability, our highly engineered ultra-fast curing encapsulants enable more rapid and efficient solar module manufacturing. We believe certain of our customers recognize the value of our products because they are able to avoid manufacturing defects on the panel during production and the warranty costs associated with quality issues in installed panels. Our products also assist certain of our customers in achieving high throughput and yield and ultimately lower their costs.

  •
  History of Innovation.  We have a long history of innovation. We, in conjunction with the predecessor to the U.S. Department of Energy, utilized our experience and technical expertise in the field of plastics to invent the original EVA-based encapsulant formulations used in commercial solar module manufacturing. In addition, we have developed many significant encapsulant innovations since we first introduced our encapsulants commercially in the late 1970s. Our key innovations include:

  •
  non-shrinking encapsulants that provide dimensional stability;

  •
  PID resistant encapsulants;

  •
  ultra-fast curing encapsulants;

  •
  lay-flat laminates that increase production efficiency for solar module manufacturers;

  •
  flame-retardant encapsulants; and

  •
  enhanced long-term encapsulant clarity and stability.

  •
  Global Manufacturing and Distribution Base.  We have made significant investments in developing our global production and distribution capacity through the acquisition and construction of new plants, by increasing the number of our production lines and by upgrading our manufacturing equipment to meet our customers' evolving needs. We currently have three operational manufacturing plants located in the United States, Spain and Malaysia, with total annual global capacity of approximately 9.4 GW as of December 31, 2011. We believe that our global manufacturing and distribution capabilities provide us with a significant competitive advantage. Our multiple locations allow us to better meet the delivery requirements of our customers and to reduce shipping costs. In addition, our multiple locations provide us with additional manufacturing space to allow us to increase capacity to quickly respond to a shift in market demand, reduce risks relating to any production disruptions at a single facility and provide more responsive customer service.

  •
  Technical and Management Expertise.  Our senior management team includes seasoned veterans with diverse business experiences who provide a broad range of perspectives. This has enabled us to proactively manage our rapid organic growth, including the substantial expansion of our manufacturing operations. Our President and Chief Executive Officer, Robert S. Yorgensen, has

    been with us for over 25 years. During his tenure, Mr. Yorgensen has played a critical role in the technical development of our encapsulant products and has overseen the development of our major innovations. Our senior management team, scientists, engineers and plant managers are also critical to the success of our product development efforts and maintaining the high quality of our products and our superior customer service.

Our Strategy

        Our mission is to be the leading global supplier of encapsulation products through continued innovation and operational excellence. Our strategies to meet this objective are:

  •
  Further Reduce Costs.  We continuously seek to improve our competitive position by reducing our manufacturing costs. Due to the excess capacity that currently exists in the solar panel industry and continued price pressure experienced by the entire supply chain, cost reduction has become our most important short-term goal. In 2011, we created the position of Chief Operating Officer to, among other things, focus on cost discipline through process improvement and supply chain optimization. We have recently executed on a number of cost reduction initatives involving raw materials, labor and overhead.

    Raw Materials:  During 2010 and into much of 2011, we experienced significant raw material cost inflation, primarily related to EVA resin, which accounts for approximately 50% to 55% of our cost of sales. In 2011, we expanded our supply chain expertise with the hiring of a Director of Global Supply Chain who is focusing on ensuring that our supply chain is effective and efficient and to reduce our raw material costs, including EVA resin. We continued to identify new vendors to increase our depth in sourcing alternatives. In the latter part of 2011, we were able to purchase resin at an approximate 25% lower average cost than the price paid in mid-year 2011 due to our increased efforts and favorable dynamics in the resin market. We will not see this benefit in our results of operations until we utilize the higher cost resin we are carrying in inventory.

    We are in the process of introducing a paperless encapsulant that will offer a less expensive option to our customers and retain the long-term quality benefits that we believe our encapsulants provide. Since this product does not require paper backing, we believe that it can be commercialized at a lower price, yet generate similar gross margin as our existing products.

    Labor:  In 2011, we reduced our headcount by approximately 84 employees at our various facilities, including those employees at our Florida facility, which was closed in the fourth quarter. Estimated savings associated with these cost reduction efforts is approximately $3.7 million on a pre-tax annual basis. We incurred approximately $0.2 million of severance cost associated with these actions.

    In the first quarter of 2012, we further reduced headcount by 17 employees at our Connecticut plant and corporate headquarters. We also entered into a Labor Force Adjustment Plan with our union and the local government at our Spain facility that will temporarily furlough approximately 60 employees for the period of February 1 to July 31, 2012. Estimated savings associated with these cost reduction efforts is approximately $2.1 million on a pre-tax annual basis. We will incur approximately $0.1 million of severance cost to implement these actions.

    We will continue to adjust our labor resources to match forecasted demand for our encapsulants and to keep our cost structure competitive.

    Overhead:  In 2011, we closed our St. Augustine, Florida manufacturing facility. We ceased production at this plant in October 2011 and exited the 20,000 square foot leased facility as of year-end. The closure resulted in approximately $0.8 million in pre-tax charges, $0.5 million of which were non-cash. In addition to the labor cost reduction in Florida discussed above, we expect annual pre-tax cash savings of $0.8 million as a result of this consolidation. The consolidation will also have a positive impact on gross margin driven by improved absorption from higher capacity utilization.

    We have made modifications to our production process to achieve a 20% increase in throughput with minimal additional capital investment. Although we did not receive any benefits in 2011, we expect this improvement to generate additional fixed cost absorption once that level of capacity is utilized.

    We will seek to make additional improvements to our cost structure by trying to obtain continued raw material price reductions, improving raw material utilization and scrap rates, increasing fixed cost absorption associated with the leverage of future sales volume growth and optimizing our global manufacturing and distribution footprint to reduce delivery and other logistical costs.

  •
  Leverage Global Infrastructure.  Our manufacturing facilities are designed to provide the ability to expand our capacity to meet customer demand. To meet anticipated growth in demand in the solar module market and increase our market share, we plan to increase capacity by adding new production lines at our existing facilities and opening new facilities. Our Malaysia facility currently has 3.6 GW of production capacity. We recently increased the floor space of our Malaysia facility to provide space for total capacity of up to approximately 5.0 GW. We believe that our Malaysia plant has enhanced our competitive position in various Asian markets by allowing us to take advantage of reduced lead times, lower logistics costs and improved customer service.

    During the first quarter of 2011, we purchased a 275,000 square foot manufacturing facility in East Windsor, Connecticut. This facility will provide us with the space needed to meet future capacity demands and enable us to consolidate our U.S.-based operations, including the construction of a state-of-the-art, 20,000 square foot R&D facility. We currently have 2.9 GW of production capacity in North America. In addition, we have 2.9 GW of production capacity at our Spain facility.

    We expect to increase our global production capacity to approximately 10.2 GW by the end of 2012.

  •
  Continue Product Innovation.  Throughout our history, we have been innovators in the field of encapsulant technology. We intend to leverage our technical experience and the expertise derived from our greater than 30 years of innovation to continue to develop high value-added products that can be commercialized quickly and with scale to meet evolving customer needs and to maintain and enhance our competitive position. In 2010, we hired a Chief Technology Officer to oversee our research and development and technical service functions with the intent of accelerating our development of next generation encapsulant technology and creating a pipeline of new innovative products.

    We have increased our investment in research and development, including the addition of technical personnel and research scientists. Our East Windsor, Connecticut facility will house a 20,000 square foot, state-of-the-art research and development center. We expect the new laboratory to be operational in the second quarter of 2012.

    We have expanded our overall product portfolio to meet various customer requirements. Our recently launched mega fast encapsulant enables significant capital avoidance and efficiency gains for automated module manufacturers, such as a 4-minute lamination cycle, which is significantly faster than the typical 12 to 18 minutes. We are in the process of introducing a paperless encapsulant that will offer a less expensive option to our customers while retaining the long-term quality benefits that we believe our encapsulants provide. Since this product does not require paper backing, we believe that it can be commercialized at a lower price, yet generate similar gross margin as our existing products. We have also developed a premium high-light transmission formulation that enables light to better penetrate certain cells, which may enhance module output by approximately 1%.

  •
  Asia Growth Strategy.  Our strategy for growing our Asia business is called One + China Growth Strategy. Our plant in Malaysia represented the first stage in the execution of this strategy through the utilization of Malaysia as an enhanced conduit to Asia. During 2009, global solar demand shifted as module manufacturers located in Asia, particularly in China, obtained market share from European competitors. Also, many Asian governments announced solar incentive programs to increase the demand for solar energy in their respective countries, such as the Golden Sun and Building Integrated Photovoltaic programs in China. Based on these two emerging patterns, we have been actively seeking to increase our market share in the Asia-Pacific region.

    We are focused on increasing our presence in the Asian market through our Malaysia facility. The strategic location of this plant serves as an advantageous gateway to all of Asia including China, South Korea, Japan, India and Taiwan. Also, some of the Asia module manufacturers have either announced or executed expansion plans to construct plants in North America. We believe we will also obtain market share with these customers as they penetrate North America due to our strong U.S. manufacturing base.

    Our net sales into the Asia Pacific region increased by approximately 4.4% in 2011 compared to 2010. We have recently formed a wholly foreign owned enterprise ("WFOE") and purchased land near Shanghai. We are in the process of creating local Chinese management, sales and technical service teams. We have recently relocated our Director of Global Sales to China. We expect to commence the construction of our China facility when industry conditions improve.

Our Products

        We have 12 commercial encapsulant formulations. Drawing upon our considerable experience, we develop our formulations internally and work in conjunction with our customers to meet their varying requirements. Our encapsulant formulations offer a range of properties and processing attributes, including various curing times and temperatures that align with the requirements of our customers' individual lamination processes and module constructions. Our formulations can be used in both crystalline silicon and thin-film modules.

Our Markets and Customers

        Our customers are solar module manufacturers located in North America, Europe and Asia. Our largest crystalline silicon and thin-film customers include many of the world's largest solar module manufacturers. First Solar, Inc. ("First Solar") and Suntech Power Holdings Co. Ltd. ("Suntech"), each of which accounted for at least 10% of our net sales, together accounted for 33% and 28% of our net sales for the years ended December 31, 2011 and 2010, respectively. Sales to First Solar accounted for 27% of our net sales in the year 2009. Our top five customers accounted for approximately 53%, 43% and 55% of our net sales in 2011, 2010 and 2009, respectively.

        We typically sell our encapsulants on a purchase order basis or through contracts that specify prices and delivery parameters, but can be canceled or postponed prior to production. In recent years, we followed a strategy of entering into formal contractual relationships. These contracts provide for better operational and capital efficiency as well as improved manufacturing visibility, allowing us to better serve the needs of our growing customers. In addition, we provide technical support and assist our customers when they are qualifying solar modules that utilize our products, which can take from two months to more than two years. Historically, our sales strategy has focused on developing long-term relationships with solar module manufacturers and working collaboratively during their product development efforts. During 2011, we began using independent sales agents as a part of our Asian growth strategy, primarily in Japan. We intend to expand our marketing and sales efforts by increasing the resources of our global sales organization.

Our Operations

Facilities and Equipment

        We currently have three operational production facilities that are located in Somers, Connecticut; Asturias, Spain; and Johor, Malaysia. During the first quarter of 2011, we purchased a 275,000 square foot manufacturing facility in East Windsor, Connecticut. This facility will provide us with the space needed to meet future capacity demands and enable us to consolidate our U.S.-based operations.

        We currently have worldwide annual production capacity of 9.4 GW. We expect our global production capacity to increase to approximately 10.2 GW by the end of 2012. We convert our capacity and production volume from square meters to MW depending on the applicable conversion efficiencies that are specific to our customers. The conversion rate ranges from 10,100 to 15,500 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable.

        Our production lines incorporate our proprietary technology and processes. We rely on third-party equipment manufacturers to produce our manufacturing lines to our specifications, which we then further customize in-house. Most of our production lines are functionally equivalent, having the ability to manufacture all of our formulations and providing us with flexibility in meeting shifting trends in global module demand.

Encapsulant Production Process

        Our production process typically begins by mixing EVA pellets with several additives to give the encapsulant its desired properties. The mixture is then melted, homogenized, pressurized and forced through a die to create an "EVA curtain," forming a continuous encapsulant sheet. The sheet then progresses downstream in a proprietary process: it is wound into rolls, slit to the desired width, and packaged for shipment to customers.

        Our manufacturing quality program is ISO 9001 certified. We have a high level of automation at each of our facilities that includes real-time computerized monitoring of the manufacturing process. Such automation provides consistency across our facilities so we can typically manufacture any customer order at any of our locations. In addition, our enterprise resource planning system allows us to efficiently plan our production schedule by location.

        We test our products in real-time and at a high frequency after production. The Quality Department at each of our manufacturing facilities follows our global quality assurance program and has a mandate to discard products that do not meet required standards.

Raw Materials

        Resin and paper liner are the two primary materials used in our process, with resin accounting for more than half of our manufacturing costs. A number of additives as well as packaging materials represent the remainder of our raw material costs.

        We have multiple qualified vendors for resin. Our objective has been to carry a six-week supply of resin to provide protection against supply interruptions resulting from inclement weather, natural disasters and strikes. During 2011, our inventory level exceeded our objective as we increased our safety stock in response to a tight resin market. This was later compounded by lower than anticipated sales volume. The stock is distributed among our production facilities and warehouses so that a disruptive event at one location would not affect our ability to continue production. We have qualified resin suppliers local to each of our manufacturing facilities and continue to pursue qualification of additional local resin suppliers.

        We have multiple qualified suppliers of paper liner. Our primary paper suppliers are located in the United States and Europe, and we purchase paper based on pricing and required lead times. Our main U.S. paper supplier has an Asian distribution network, and we are working to identify local paper suppliers in Asia.

Seasonal Trends

        Our business could be adversely affected by seasonal trends due to economic incentives, weather patterns and other items. See "Item 1A—Risk Factors."

Our Competition

        We compete with a number of encapsulant manufacturers, including Bridgestone Corporation, Solutia, Inc., Hangzhou First PV Material Co., Ltd. and Mitsui Chemicals Group, Inc. We also face limited competition from suppliers of non-EVA encapsulants including Dow Corning Corporation, Dai Nippon Printing Co., Ltd. and E.I. DuPont De Nemours and Company ("DuPont"). Over the years, various encapsulant materials have been used in solar modules, including PVB and silicone. Some of our competitors are large, global companies with substantial financial, manufacturing and logistic resources and strong customer relationships. Also, low-cost solar module manufacturers are emerging in Asia, primarily in China, which compete with our customers. As the China solar market matures, additional encapsulant providers from China and the greater Asian markets may compete with us. We compete on the basis of several factors, including:

  •
  price;

  •
  product performance, including quality and technology;

  •
  product innovations;

  •
  customer service and technical support;

  •
  delivery timing and logistics; and

  •
  global production capacity.

        We believe our relationships with the leading solar module manufacturers, the proven performance of our products, our history of innovation, our global manufacturing base, our technical knowledge and management expertise provide us with significant competitive advantages.

Qualification and Certification

        Design certification programs for solar modules measure performance under simulated or advanced environmental conditions. In certifying their solar modules, our customers must qualify the encapsulant utilized in their product. The certification and qualification tests related to solar modules are defined in the following standards: IEC 61215 (crystalline silicon), IEC 61646 (thin-film), UL 1703 and IEEE 1262.

        A successful qualification test program typically means that the tested models/types of solar modules have been subjected to and passed the minimum requirements of the relevant standards. Qualification or certification does not guarantee any performance but is designed to provide reasonable assurance that the solar modules of the tested model or type will perform reliably under field conditions.

        Under guidelines developed by the IEC/TC82/WG2 committee in 2000, modifications to the encapsulation system for solar modules can require retesting of the solar module. Such guidelines call for various retesting if there is any change in the chemistry of the encapsulant used in the solar module.

Employees

        As of December 31, 2011, we employed approximately 500 people on a full or part-time basis. We maintain a non-unionized workforce, with the exception of some employees in our manufacturing facility in Spain where unions are statutory. We have not experienced any significant work stoppages during the past five years.

Executive Officers

        The following table sets forth the names and ages, as of March 1, 2012, of our executive officers. The descriptions below include each such person's service as a board member or an executive officer of STR Holdings, Inc. and our predecessor.

Name	Age	Position
Dennis L. Jilot	64	Executive Chairman
Robert S. Yorgensen	48	President, Chief Executive Officer and Director
Barry A. Morris	57	Executive Vice President and Chief Financial Officer
Alan N. Forman	51	Vice President and General Counsel

        Dennis L. Jilot.    On January 1, 2012, Mr. Jilot became our Executive Chairman of the Board of Directors. Mr. Jilot served as our President and Chief Executive Officer from 1997 through 2011. Mr. Jilot has been Chairman of our Board of Directors since 2002 and has been a director since 1997. Prior to joining us, Mr. Jilot was Executive Vice President of Corning Clinical Laboratories, President and Chief Executive Officer of Corning Nichols Institute and President and Chief Operating Officer of MetPath Incorporated. Mr. Jilot holds a B.S. from the University of Wisconsin at Stevens Point and completed the Executive M.B.A. program at the University of Virginia Darden School of Business.

        Robert S. Yorgensen.    Mr. Yorgensen has been our President, Chief Executive Officer and a Director since January 1, 2012. Previously, Mr. Yorgensen served as our Vice President since November 2008 and was the President of STR Solar from 1997 through 2011. Mr. Yorgensen has been employed by us for over 25 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering from the University of Connecticut and an A.S. from Hartford State Technical College.

        Barry A. Morris.    Mr. Morris has been our Executive Vice President and Chief Financial Officer since September 2008 and our Vice President and Chief Financial Officer since 2002. Prior to joining us, Mr. Morris was Chief Financial Officer of General Bearing Corporation as well as Director of Financial Services and Corporate Controller for BTR Inc. He holds a B.S. from American International College and an M.B.A. from the University of Connecticut.

        Alan N. Forman.    Mr. Forman became our Vice President and General Counsel in May 2010. Mr. Forman is responsible for all legal affairs of the Company. Prior to joining us, Mr. Forman was a partner at Brown Rudnick LLP and a member of their CleanTech team. Mr. Forman brings extensive experience in corporate and securities law including intellectual property, licensing agreements, financing transactions, corporate governance and mergers and acquisitions. Mr. Forman holds a B.A. from Emory University in Economics and a J.D. from George Washington Law School.

        Each executive officer holds office for a term of one year and until his successor is duly elected and qualified, in accordance with our bylaws.

Intellectual Property

        Our intellectual property consists of 12 encapsulant formulations, as well as several processes and sub-processes, and our trademarks "STR®", "PhotoCap®" and "STR Protected®." As appropriate, we require employees, suppliers and customers to execute confidentiality agreements.

        We own a number of trademarks, trade secrets and other intellectual property rights that relate to our products. We typically rely on trade secrets rather than patents to protect our proprietary manufacturing processes, proprietary encapsulant formulations, methods, documentation and other technology, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. However, we have filed two patent applications with respect to some of our solar products in development due to the specific nature of these products. We believe we can effectively protect our trade secrets indefinitely through use of confidentiality agreements and other security measures. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us. See "Item 3—Legal Proceedings."

Environmental Regulation

        We are subject to a variety of environmental, health and safety and pollution-control laws and regulations in the jurisdictions in which we operate. The cost of compliance with these laws and regulations is not material and we do not believe the cost of compliance with these laws and regulations will be material. We use, generate and discharge hazardous substances, chemicals and wastes at some of our facilities in connection with our product development and manufacturing activities. Any failure by us to restrict adequately the discharge of such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. For example, we are in the process of performing environmental investigations and remediation activities at our 10 Water Street, Enfield, Connecticut location under a state remediation program. During our investigation, the site was found to contain a presence of volatile organic compounds, and we are remediating these conditions. The estimated cost we expect to pay to remediate the current contamination is approximately $0.4 million. Although we do not currently anticipate any material liabilities in connection with such contamination, we may be required to make expenditures for environmental remediation in the future. We are also in the process of performing environmental investigation and remediation activities at our East Windsor, Connecticut location which we recently purchased. Under an agreement, the former owner is responsible for paying costs of addressing such pre-existing conditions with such obligations secured by monies held in escrow. The cost of addressing such pre-existing conditions may exceed the amounts held in escrow.

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

Risks Related to Our Business

Excess capacity currently exists throughout the solar supply chain that has led to substantial solar module pricing declines that has caused cost to become the predominant factor in the encapsulant procurement process.

        Excess capacity currently exists throughout the solar supply chain that has resulted in decreased selling prices of solar modules. Due to many module manufacturers producing at low utilization rates as well as being impacted by pricing pressure, our encapsulants' value proposition is reduced in some cases in the current excess capacity environment. As such, our customers and potential customers are increasingly focused on the purchase cost of encapsulants in the short-term. Our priority is to ensure we maintain our share with existing customers and gain share with new customers until the module inventories are depleted and module manufacturers begin to replenish encapsulant orders at a growing rate. In order to remain competitive, we will be subject to pricing pressures that will negatively impact our net sales and net earnings. In addition, our competitors may reduce the price of their products which may force us to further reduce the price of our encapsulants to retain market share.

Our business's growth is dependent upon the growth of our key customers and our ability to increase our market share, particularly in China.

        The future growth and success in our business depends on the ability of our customers to grow their businesses and our ability to meet any such growth, principally through the addition of manufacturing capacity. If our customers do not increase production of solar modules, there will be no corresponding increase in encapsulant orders. It is possible that our customers may reduce their purchases from us. If our customers do not grow their businesses or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our net sales.

        In addition, new entrants into the solar module manufacturing industry, primarily from China, could negatively impact the demand for, and pricing of, our customers' products, which could reduce the demand for our encapsulants. Over the last couple of years, we believe our European customers have lost market share to low-cost module manufacturers, primarily from China, which continue to penetrate the global solar market. We have been actively attempting to sell our encapsulants to certain large Chinese module manufacturers. However, we did not generate any sales to these companies during 2011, as we continue to work with these module manufacturers on their production requirements. Although we intend to obtain market share with these companies in 2012, failure to do so could negatively affect our financial condition and results of operations.

Restrictive covenants in our revolving senior credit facility may restrict our ability to pursue our business strategies.

        Our revolving senior credit facility (the "Credit Agreement") contains certain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to pursue our business strategies or undertake actions that may be in our best interests. Our Credit Agreement includes covenants restricting, among other things, our ability to:

  •
  draw down on the facility if EBITDA related ratios, as defined in the Credit Agreement, are not met. For example, we expect to be able to draw down on at least $50.0 million of the $150.0 million Credit Agreement during 2012. If our actual EBITDA is less than forecasted, we may not be able to borrow as much, or any amounts under the Credit Agreement;

  •
  incur or guarantee certain additional debt;

  •
  incur liens;

  •
  make certain loans and investments and complete certain acquisitions;

  •
  under certain circumstances, declare or pay dividends, redeem or repurchase common stock, or make certain other restricted payments;

  •
  complete certain mergers, consolidations and dissolutions;

  •
  sell certain assets outside of the ordinary course of business and engage in sale-leaseback transactions;

  •
  enter into certain transactions with affiliates; and

  •
  alter the nature of our business.

If demand for solar energy in general and solar modules in particular does not continue to develop or takes longer to develop than we anticipate, sales in our business may stagnate or decline, which would negatively affect our financial condition and results of operations.

        Our encapsulants are used in the production of solar modules. As such, our financial condition and results of operations and future growth are tied to a significant extent to the overall demand for solar energy and solar modules. The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. Many factors may affect the viability and widespread adoption of solar energy technology and demand for solar modules, and in turn, our encapsulants, including:

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

  •
  impact of fiscal issues experienced by governments, primarily in Europe;

  •
  fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of fossil fuels and corn or other biomass materials;

  •
  changes in global economic conditions including increases in interest rates and the availability of financing and investment capital that is required to fund solar projects. Any volatility or disruption in the economic environment or the credit markets similar to what was experienced during 2009 or what is currently being experienced in Europe may slow the growth of the solar industry, may cause our customers to experience a reduction in demand for their products and related financial difficulties and may adversely impact our business;

  •
  fluctuations in capital expenditures by end users of solar modules, which tend to decrease when the overall economy slows down;

  •
  the extent to which the electric power and broader energy industries are deregulated to permit broader adoption of solar electricity generation;

  •
  the cost and availability of polysilicon and other key raw materials for the production of solar modules;

  •
  construction of transmission facilities in certain areas to transport new solar energy loads;

  •
  saturation in markets such as Germany and Italy, which may have been the primary drivers of demand for solar modules; and

  •
  rate of adoption of solar energy in markets such as the United States and China.

        For example, we experienced a decline in our business during 2011 due to overcapacity in the solar supply chain that created excess module inventory due to weaker than expected demand driven by the European financial crisis, global economic uncertainty, falling module prices that did not stabilize and further potential solar subsidy cuts. In 2009, we also experienced a decline in our business mainly due to decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in-tariffs in Spain implemented in 2008, the global recession and the worldwide credit crisis.

        If demand for solar energy and solar modules fails to develop sufficiently, demand for our customers' products as well as demand for our encapsulants will decrease, and we may not be able to grow our business or net sales and our financial condition and results of operations will be negatively impacted.

The global credit markets and overall worldwide economic conditions may have significant effects on our business, financial condition and results of operations.

        Significant reductions in available capital and liquidity, substantial reductions and/or fluctuations in equity and currency values and a worldwide recession may materially adversely affect our business. Factors such as lack of consumer spending, business investment and government spending, the volatility and weakness of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn such as the one experienced in 2009, which was characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products may be adversely affected. Continued market disruptions and broader economic downturns including the recent European debt crisis may affect our and our customers' access to capital, lead to lower demand for our products, increase our exposure to losses from bad debts or result in our customers ceasing operations, any of which could materially adversely affect our business, financial condition and results of operations.

        In recent years, the credit markets have experienced unprecedented levels of volatility and disruption. In many cases, the markets still have limited credit capacity for certain issuers, and lenders have requested more restrictive terms. The market for new debt financing is extremely limited and in some cases not available at all. If credit markets become disrupted or volatile, we may not be able to draw upon our Credit Agreement or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund planned expansion. As such, we may not be able to obtain debt or other financing on reasonable terms, or at all. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels.

A significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy could have a material adverse effect on our business and prospects.

        Demand for our encapsulants depends on the continued adoption of solar energy and the resultant demand for solar modules. Demand for our products depends, in large part, on government incentives aimed to promote greater use of solar energy. In many countries in which solar modules are sold, solar energy would not be commercially viable without government incentives. This is because the cost of generating electricity from solar energy currently exceeds the costs of generating electricity from conventional energy sources.

        The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of the target markets for our customers' businesses, including Germany, Italy, Spain, the United States, China, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in-tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. In many cases, the costs of these government subsidy programs are passed on to electricity consumers in the applicable regions. These government economic incentives could be reduced or eliminated earlier than anticipated. For example, in Germany, which is currently the largest solar PV end-user market, the government enacted legislation that reduced feed-in-tariffs beginning June 30, 2010. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in-tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. A change in government incentives similar to these may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in-tariff incentives. If solar module demand in Germany continues to grow at a rate that the German government believes is excessive or the cost to consumers of electricity becomes too large, it may consider capping the amount of PV installations that may qualify for the feed-in-tariff incentives. Also, in September 2008, the Spanish parliament adopted new legislation that decreased the feed-in-tariff for solar energy by approximately 27% and capped its subsidized PV installations at 500 MW for 2009. This event drove an over-supply of solar module inventory in the supply chain during the first half of 2009 and was one of the main drivers behind our sales volume decline in 2009 compared to 2008.

        In addition, many European governments are currently experiencing sovereign debt issues. As such, a risk exists that some of these governments will have to reduce current subsidies provided for PV installations in conjunction with overall tighter fiscal policies.

        Moreover, electric utility companies, or generators of electricity from fossil fuels or other renewable energy sources, could also lobby for changes in the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for solar energy, especially those in our customers' target markets, could cause our net sales to decline and harm our business.

Expanding our production in times of overcapacity could have an adverse impact on our results of operations. Conversely, our failure to match production capacity to meet our customers' requirements could harm our business and customer relationships in the event demand for encapsulants increases.

        The lead time required to produce the equipment used in our encapsulant manufacturing process is normally about one year. Accordingly, we are required to order production equipment well in advance of expanding our facilities or opening new facilities and in advance of accepting additional customer orders. If such facilities are not expanded or completed on a timely basis or if anticipated customer orders do not materialize, we may not be able to generate sufficient net sales to offset the costs of new production equipment, which could have an adverse impact on our results of operations. Furthermore, we rely in part on longer-term forecasts from our customers to plan our capital expenditures. If these forecasts prove to be inaccurate, either we may have spent too much on capacity growth, which could require us to consolidate facilities, in which case our financial results would be adversely affected, or we may have spent too little on capital expenditures, in which case we may be unable to satisfy customer demand, which could adversely affect our business. For example, our production capacity exceeded demand for our encapsulants during 2011. This drove lower capacity utilization that negatively impacted our gross margin and resulted in us closing our Florida plant and incurring a $0.8 million pre-tax charge.

        Prior to the fourth quarter of 2008, our manufacturing facilities generally operated at full production capacity, which constrained our ability to meet increased demand from our customers and to obtain additional customers. The future success of our business depends, in part, on our ability to increase production capacity to satisfy any increased demand from our customers. We may be unable to expand our business, satisfy customer requirements, maintain our competitive position and improve profitability if we are unable to build and operate new manufacturing facilities and increase production capacity at our existing facilities to meet any increased demand for our products.

        Furthermore, our ability to establish and operate new manufacturing facilities and expand production capacity is subject to significant risks and uncertainties, including:

  •
  restrictions in the agreement governing our indebtedness that restrict the amount of capital that can be spent on manufacturing facilities;

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

        If we are unable to establish or successfully operate additional manufacturing facilities or to increase production capacity at our existing facilities, as a result of the risks described above or otherwise, we may not be able to expand our business as planned and our net sales may be lower than expected. Alternatively, if we build additional manufacturing facilities or increase production capacity at our existing facilities, we may not be able to generate sufficient customer demand for our encapsulants to support the increased production levels, which would adversely affect our business and operating margins.

We face competition in our business from other companies producing encapsulants for solar modules.

        The market for encapsulants is highly competitive and continually evolving. We compete with a number of encapsulant manufacturers, some of which are large, global companies with substantial financial, manufacturing and logistical resources and strong customer relationships. If we fail to attract and retain customers for our current and future products, we will be unable to increase our revenues and market share. Our primary encapsulant competitors include Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Solutia, Inc. and Mitsui Chemicals Group, Inc. We also face limited competition from suppliers of non-EVA encapsulants including Dow Corning Corporation, Dai Nippon Printing Co., Ltd. and DuPont. We also expect to compete with new entrants to the encapsulant market, including those that may offer more advanced technological solutions, possess advanced or more efficient manufacturing capabilities or that have greater financial resources than we do. Further, as the China solar market matures, we expect additional encapsulant providers from China and the greater Asian markets to compete with us. Our competitors may develop and produce or may be currently producing encapsulants that offer advantages over our products. A widespread adoption of any of these technologies could result in a rapid decline in our position in the encapsulant market and adversely affect our revenues and margins.

Indebtedness could adversely affect our financial health, harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.

        On October 7, 2011, we entered into the Credit Agreement with certain lenders and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. Our Credit Agreement provides for a revolving senior credit facility of up to $150.0 million, which matures on October 7, 2015. As of December 31, 2011, we have no indebtedness outstanding under the Credit Agreement. Although we believe that our current cash flows will be sufficient to cover our operating expenses in the near term, borrowings under the Credit Agreement could require us to divert funds identified for other purposes to service future indebtedness which could impair our liquidity position and negatively affect our ability to achieve our business and strategic objectives.

        In addition, future indebtedness could also have other significant consequences. For example, it could:

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

  •
  limit our ability to raise additional financing on satisfactory terms or at all; and

  •
  adversely impact our ability to comply with the financial and other restrictive covenants in the agreement governing our Credit Agreement, which could result in an event of default under such agreement.

Our gross margins and profitability may be adversely affected by rising commodity costs.

        We are dependent upon certain raw and other materials, particularly resin and paper, for the manufacture of our encapsulants. During 2010 and the first half of 2011, we experienced significant raw material inflation, primarily of EVA resin which comprises approximately 50% to 55% of our cost of sales. We do not believe that EVA resin can be hedged with derivatives in the commodity markets. In addition, the cost of equipment used to manufacture our encapsulants is affected by steel prices. The prices for resin, paper and steel have been volatile over the past few years and could increase. If the prices for the commodities and equipment we use in our business increase, our gross margins and results of operations may be adversely affected.

Our business is dependent on a limited number of customers, which may cause significant fluctuations or result in declines in our net sales.

        The solar module industry is relatively concentrated, and we expect this concentration to increase as the industry begins to consolidate. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. First Solar and Suntech, each of which accounted for at least 10% of our net sales, together accounted for 33% and 28% of our net sales for the years ended December 31, 2011 and 2010, respectively. Sales to First Solar accounted for 27% of our net sales in the year 2009. In addition, the top five customers accounted for approximately 53%, 43% and 55% of our net sales in 2011, 2010 and 2009, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing pressure to reduce their costs. Because we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate significant net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Any one of the following events may cause material fluctuations or declines in our net sales and have a material adverse effect on our business, financial condition and results of operations:

  •
  reduction, postponement or cancellation of orders from one or more of our significant customers;

  •
  reduction in the price one or more of our significant solar customers is willing to pay for our encapsulants;

  •
  selection by one or more solar customers of products competitive with our encapsulants;

  •
  loss of one or more of our significant solar customers and failure to obtain additional or replacement customers; and

  •
  failure of any of our significant solar customers to make timely payment for products, if at all.

Deterioration of our customers' financial profile may cause additional credit risk on our accounts receivable.

        A significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five customers represented 80% and 34% of our accounts receivable balance as of December 31, 2011 and December 31, 2010, respectively. Moreover, many solar companies are facing and may continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us, which could affect our business, financial condition and results of operations. We have recently reached formal agreements with certain of our customers for the payment of past due invoices. Our future bad debt expense could increase significantly if such customers do not fulfill their obligations under such agreements.

Our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process could prevent us from timely delivery of encapsulants to our customers in the required quantities, which could result in order cancellations and decreased revenues.

        We purchase resin and paper liner, the two main components used in our manufacturing process, from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these suppliers or our other suppliers, or if the suppliers' facilities are affected by events beyond our control, we may be unable to manufacture our encapsulants or our encapsulants may be available only for customers in lesser quantities, at a higher cost or after a long delay. We may be unable to pass along any price increases relating to materials costs to our customers, in which case our gross margins could be adversely affected. In addition, we do not maintain long-term supply contracts with our suppliers. Our inventory of raw materials for our encapsulants, including back-up supplies of resin, may not be sufficient in the event of a supply disruption. In 2005, we encountered a supply disruption when one of our resin suppliers had its facilities damaged by a hurricane, and another supplier simultaneously experienced a reactor fire. This forced us to use our back-up supplies of resin. The failure of a supplier to supply materials and components, or a supplier's failure to supply materials that meet our quality, quantity and cost requirements in a timely manner, could impair our ability to manufacture our products to specifications, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. If we are forced to change suppliers, our customers may require us to undertake testing to ensure that our encapsulants meet their specifications.

Technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, which would adversely affect our business.

        The solar energy market is very competitive, rapidly evolving and is characterized by continually changing technology requiring continuous improvements in solar modules to increase efficiency and power output and improve aesthetics. This requires us and our customers to continuously invest significant financial resources to develop new solar module technology to enhance existing solar modules to keep pace with evolving industry standards and changing customer requirements and to compete effectively in the future. Our failure to further refine our encapsulant technology and develop and introduce new or enhanced encapsulants or other products, or our competitors' development of products and technologies that perform better or are more cost effective than our products, could cause our encapsulants to become uncompetitive or obsolete, which would adversely affect our business, financial condition and results of operations. Product development activities are inherently uncertain, and we could encounter difficulties and increased costs in commercializing new technologies. As a result, our product development expenditures in our business may not produce corresponding benefits.

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

Problems with product quality or product performance, including defects, could result in a decrease in customers and net sales, unexpected expenses and loss of market share.

        We do not offer performance warranties on our encapsulants. However, our encapsulants are complex and must meet stringent quality requirements. Products as complex as our encapsulants may contain undetected defects, especially when first introduced. For example, our encapsulants may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios that may arise in our customers' manufacturing process. These defects could cause us to incur significant costs, including costs to service or replace products, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relationships and business reputation. If we deliver products with defects or if there is a perception that our products contain errors or defects, our credibility and the market acceptance and sales of our encapsulants could materially decline. In addition, we could be subject to product liability claims and could experience increased costs and expenses related to significant product liability claims or other legal judgments against us, or a widespread product recall by us or a solar module manufacturer. For example, as of December 31, 2011, we have recorded an accrual of $4.8 million relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We may increase our accruals in future periods or incur charges in excess of that amount, which would result in increased expenses in future periods that may adversely affect our results of operations.

        The manufacturing process for our encapsulants is highly complex. Minor deviations in the manufacturing process can cause substantial decreases in yield and, in some cases, cause production to be suspended. We have from time to time experienced lower than anticipated manufacturing yields. This typically occurs during the production of new encapsulants or the installation and start-up of new process technologies or equipment. For example, during the third quarter of 2010, we experienced production inefficiencies and scrap associated with ramping newly installed production capacity at our Malaysia facility that negatively impacted our financial results. As we expand our production capacity, we may experience lower yields initially as is typical with any new equipment or process. If we do not achieve planned yields, our costs of sales could increase, and product availability would decrease resulting in lower net sales than expected.

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

        We anticipate that solar modules and their installation will continue to be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, and environmental protection, utility interconnection and metering and related matters in various countries. Any new government regulations or utility policies pertaining to solar modules may result in significant additional expenses to our customers, and their distributors and end users, which could cause a significant reduction in demand for solar modules and, in turn, our encapsulants.

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

        Protection of proprietary processes, methods, documentation and other technology is critical to our business. Failure to protect, monitor and control the use of our intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. We typically rely on trade secrets, trademarks and contractual restrictions to protect our intellectual property rights. However, the measures we take to protect our trade secrets and other intellectual property rights may be insufficient. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us.

        Third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could harm our business and operating results. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

        On October 7, 2011, the Company filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. ("Alpha Marathon") seeking damages resulting from Alpha Marathon's misappropriation of trade secrets and an injunction barring use of those trade secrets. Alpha Marathon is an equipment line manufacturer located in Ontario, Canada. See "Item 3—Legal Proceedings."

The sales cycle for our encapsulants can be lengthy, which could result in uncertainty and delays in generating net sales.

        The integration and testing of our encapsulants with prospective customers' solar modules or enhancements to existing customers' solar modules requires a substantial amount of time and resources. A customer may need up to one year and in some cases even longer, to test, evaluate and adopt our encapsulants and qualify a new solar module, before ordering our encapsulants. Our customers then need additional time to begin volume production of solar modules that incorporate our encapsulants. As a result, the complete sales cycle for our business can be lengthy. We may experience a significant delay between the time we increase our expenditures for product development, sales and marketing efforts and raw materials inventory for our business and the time we generate net sales, if any, from these expenditures.

As a supplier to solar module manufacturers, disruptions in any other component of the supply chain to solar module manufacturers may adversely affect our customers and consequently limit the growth of our business and revenue.

        We supply a component to solar module manufacturers. As such, if there are disruptions in any other area of the supply chain for solar module manufacturers, it could affect the overall demand for our encapsulants. For example, the increased demand for polysilicon due to the rapid growth of the solar energy and computer industries and the significant lead time required for building additional capacity for polysilicon production led to an industry-wide shortage of polysilicon from 2005 through 2008, which is an essential raw material in the production of most of the solar modules produced by many of our customers. This and other disruptions to the supply chain may force our customers to reduce production, which in turn would decrease customer demand for our encapsulants and could adversely affect our net sales.

We generally operate on a purchase order basis with our customers, and their ability to cancel, reduce, or postpone orders could reduce our net sales and increase our costs.

        Sales to our customers are typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters. The timing of placing these orders and the amounts of these orders are at our customers' discretion. Customers may cancel, reduce or postpone purchase orders with us prior to production on relatively short notice. If customers cancel, reduce or postpone existing orders or fail to make anticipated orders, it could result in the delay or loss of anticipated sales, which could lead to excess raw materials inventory and unabsorbed overhead costs. Because our encapsulants have a limited shelf life from the time they are produced until they are incorporated into a solar module, we may be required to sell any excess inventory at a reduced price, or we may not be able to sell it at all and incur an inventory write-off, which could reduce our net sales and increase our costs.

Trade restrictions or other remedies emanating from unfair trade petitions filed against Chinese module manufacturers could negatively affect our business.

        In October 2011, a coalition of seven U.S. solar companies filed petitions with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") alleging that Chinese solar module manufacturers have improperly benefitted from various unfair trade practices. In December 2011, the ITC determined that that imports of crystalline silicon photovoltaic cells and modules from China have materially injured the domestic solar industry. In the event that the DOC and ITC ultimately determine that Chinese solar manufactures have engaged in dumping and/or have been the recipients of improper subsidization, significant punitive import duties on the wholesale price of solar modules made in China could be imposed. These import duties would be designed to account for the difference between the "fair value" of the solar panels and the price at which they were being sold in the United States and any countervailing subsidies received by the Chinese manufacturer.

        If this case is ultimately decided against the Chinese manufacturers, there could be a dramatic impact on the U.S. solar industry generally, as well as our business specifically. If import duties are imposed upon Chinese module manufacturers (who may or may not be our customers), the market price of solar modules may rise which could result in a decrease in module demand. If fewer modules are manufactured, we may experience a decrease in demand for our encapsulants. In addition, the outcome of this case could also negatively affect our relationship with our Chinese and other customers.

        There are inherent uncertainties and unforeseen consequences in these types of cases. An unfavorable outcome could have a material adverse impact on our business and financial condition and/or limit our ability to engage in certain ongoing and intended business activities, including without limitation, the expansion of our current business operations in China.

Our substantial international operations subject us to a number of risks.

        We operate in several countries worldwide. Of our total net sales, 73.6%, 61.5% and 42.6% were generated from outside the United States in the years ended December 31, 2011, 2010 and 2009, respectively, and we expect that our international operations will continue to grow. As such, our international operations are subject to a number of risks that could have a material adverse effect on our business, financial condition, results of operations or cash flow, including:

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

  •
  changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives on which our module manufacturing customers and their customers rely;

  •
  unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to local content rules, environmental protection, export duties and quotas;

  •
  disruptions in our business operations or damage to strategic assets that may not be recoverable from applicable insurance policies caused by potential unfavorable weather patterns in certain locations of the world including, but not limited to, nor'easters, earthquakes, typhoons and hurricanes;

  •
  difficulty with staffing and managing widespread operations; and

  •
  difficulty of and costs relating to compliance with the different commercial and legal requirements of the international markets in which we operate.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

        Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. There is substantial competition for qualified technical personnel for our business, and we may be unable to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

We may be subject to claims that we have infringed, misappropriated or otherwise violated the patent or other intellectual property rights of a third party. The outcome of any such claims is uncertain and any unfavorable result could adversely affect our business, financial condition and results of operations.

        We may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property rights. These claims may be costly to defend, and we may ultimately be unsuccessful. An adverse determination in any such litigation could subject us to significant liability to third parties (potentially including treble damages), require us to seek licenses from third parties (which may not be available on reasonable terms, or at all), make substantial one-time or ongoing royalty payments, redesign our products or subject us to temporary or permanent injunctions prohibiting the manufacture and sale of our products, the use of our technologies or the conduct of our business. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. In addition, we may have no insurance coverage in connection with such litigation and may have to bear all costs arising from any such litigation to the extent we are unable to recover them from other parties. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by seasonal trends and construction cycles.

        We may be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months, such as Germany. There are various reasons for seasonality fluctuations, mostly related to economic incentives and weather patterns. Prior to 2010, the construction of solar energy systems in Germany was concentrated in the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in-tariff. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in-tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. A change in government incentives similar to those may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in-tariff incentives. As such, we may see atypical sales during one reporting period as compared to another. In the United States, solar module customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. Accordingly, our business and results of operations could be affected by seasonal fluctuations in the future.

Fluctuations in exchange rates could have an adverse effect on our results of operations, even if our underlying business results improve or remain steady.

        Our reporting currency is the U.S. dollar, and we are exposed to foreign exchange rate risk because a significant portion of our net sales and costs are currently denominated in foreign currencies, primarily Euros, which we convert to U.S. dollars for financial reporting purposes. We do not engage in any hedging activities with respect to currency fluctuations. Changes in exchange rates on the translation of the earnings in foreign currencies into U.S. dollars are directly reflected in our financial results. As such, to the extent the value of the U.S. dollar increases against these foreign currencies, it will negatively impact our net sales, even if our results of operations have improved or remained steady. While the currency of our net sales and costs are generally matched, to the extent our costs and net sales are not denominated in the same currency for a particular location, we could experience further exposure to foreign currency fluctuations. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

We are a holding company with no business operations of our own and depend on our subsidiaries for cash.

        We are a holding company with no significant business operations of our own. Our operations are conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries are our principal sources of cash to repay any indebtedness, fund operations and pay dividends, if any. Accordingly, our ability to repay any indebtedness, fund operations and pay any dividends to our stockholders is dependent on the earnings and the distributions of funds from our subsidiaries. In addition, our subsidiaries are permitted under our Credit Agreement to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us.

Compliance with environmental and health and safety regulations can be expensive, and noncompliance with these regulations may result in adverse publicity, potentially significant liabilities, monetary damages and fines.

        We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development and manufacturing activities. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. For example, we are in the process of performing environmental investigations and remediation activities at our 10 Water Street, Enfield, Connecticut and 18 Craftsman Road, East Windsor, Connecticut locations. During our investigations, each site was found to contain the presence of various containments. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. See "Item 1—Business—Environmental Regulation."

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

  •
  the diversion of resources from our existing business;

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

  •
  potential loss of, or harm to, employee or customer relationships;

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

Liabilities with respect to our divested QA business may have a significant effect on our financial condition.

        In connection with the divestiture of our QA business in September 2011, we agreed to indemnify the buyer for certain potential liabilities not reflected on our balance sheet and related to our operation of the QA business prior to the closing of the transaction. However, the first $25K of the buyer's losses resulting from each claim relating to any services performed or products and services used by our QA business prior to the closing will not be covered by our indemnity. While we maintain insurance to protect us from professional liability claims related to our operation of the QA business prior to the divestiture, such insurance may not be available, is subject to a deductible and may not be adequate to cover all the indemnification obligations to the buyer that we may incur. In addition, we agreed to indemnify the buyer for losses resulting from our breach of representations or covenants in the divestiture documents, subject to deductibles, a cap, survival periods and other limitations in certain circumstances. As a consequence, we may be obligated to make payments to the buyer of our QA business that could materially and adversely affect our financial condition.

If we are required to incur a non-cash write down of all or part of our goodwill or definite-lived intangible assets, our reported net earnings could be materially adversely affected.

        We had $82.5 million of goodwill and $143.9 million of definite-lived intangible assets at December 31, 2011. We are required to periodically, at least annually, determine if our goodwill has become impaired, in which case we would write down the impaired portion of the intangible asset. The definite-lived intangible assets are amortized over their estimated useful lives and such assets are also evaluated for impairment when triggering events occur. During the fourth quarter of 2011, we recorded a goodwill impairment of $63.9 million. Impairment of intangible assets may be triggered by developments out of our control, such as worsening economic conditions, reduction of government subsidies, technological change, intensified competition, sustained reduction in the market capitalization of our common stock or other matters causing a decline in expected future cash flows.

We have received financial incentives from government bodies in certain foreign jurisdictions that are based on the maintenance of various requirements. If such requirements are not maintained, the Company may lose the financial incentives, which could negatively impact our results of operations and financial condition.

        We have received financial incentives from government entities in certain foreign jurisdictions that are based on the maintenance of various requirements. For example, our Spanish subsidiary has received grants for production equipment that requires us to maintain a specific level of employment. We also have a tax holiday in Malaysia through 2014. The tax holiday is based on and may be renewed for an additional five years if our Malaysian subsidiary meets certain metrics surrounding profitability, asset base and employment levels.

        If we do not satisfy these requirements in the future, we may not qualify for future incentives or may be required to refund a portion of previously granted incentives, which could negatively impact our results of operations and financial condition.

Unanticipated changes in our tax provisions, the adoption of a new U.S. tax legislation, or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in the Unites States and the foreign jurisdictions in which we operate. Our tax liabilities are affected by the amounts we charge for inter-company transactions. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision in accordance with ASC 740, Income Taxes. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net earnings, and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, loss of our Malaysian tax holiday, changes in the mix of earnings, changing in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. In addition, recently announced proposals for new U.S. tax legislation could have a material effect on the results of our operations, if enacted.

Risks Related to Owning Our Common Stock

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.

        Prior to November 2009, we operated our business as a private company. Since the completion of our initial public offering ("IPO") in November 2009, we have been required to file with the SEC, annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange ("NYSE"), and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

        Beginning with the filing of our Quarterly Report on Form 10-Q for the period June 30, 2012, we will also be required to comply with the SEC requirement to file our financial statements with the Phase II tagging of extensible business reporting language, or XBRL, which is a computer language for electronic communication of business and financial data. We may not be successful in implementing these requirements and implementing them could adversely affect our business or operating results. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be negatively affected.

We have implemented the standards required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), and failure to maintain effective internal control over financial reporting in accordance with Section 404 could have a material adverse effect on us.

        We have documented and tested our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we are not able to maintain adequate compliance with the requirements of Section 404 in future years, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis and may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our Credit Agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

        Our principal stockholders, directors and executive officers and entities affiliated with them owned approximately 34% of the outstanding shares of our common stock at December 31, 2011. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder," and we will be able to enter into such transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

We expect that our stock price may continue to fluctuate significantly, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above your purchase price.

        Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. In particular, the market prices of many companies in the solar industry have recently declined substantially in value and have been extremely volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations in response to various factors, including:

  •
  market conditions in the broader stock market;

  •
  a significant amount of short selling interest in our common stock;

  •
  actual or anticipated fluctuations in our financial and operating results;

  •
  introduction of new products by us or our competitors;

  •
  issuance of new or changed securities analysts' reports or recommendations;

  •
  investor perceptions of us and the solar energy industry;

  •
  sales, or anticipated sales, of large blocks of our stock;

  •
  potential action of corporate raiders or other potential acquirers of our Company if our stock price is undervalued;

  •
  additions or departures of key personnel;

  •
  regulatory or political developments;

  •
  litigation and governmental investigations; and

  •
  changing economic conditions.

        These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock or have become activist shareholders. If any of our stockholders brought a lawsuit against us, or become active with demands, we could incur substantial costs defending the lawsuit and responding to various requests. These events clearly could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

If a substantial number of shares are sold in a short period of time, the market price of our common stock could decline.

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. As of March 1, 2012, we had 41,618,093 shares of our common stock outstanding, some of which are subject to vesting. Our directors, executive officers and affiliates hold 13,962,835 of these shares. Subject to Rule 144 holding periods and vesting, these shares are eligible for sale in the public market.

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

        We currently intend to retain our future earnings, if any, for the foreseeable future to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock and the Credit Agreement restricts the amount of dividends we can pay. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

        Our certificate of incorporation provides that we renounce our interest or expectancy in certain corporate opportunities which are from time to time presented to DLJ Merchant Banking Partners IV, L.P. and its affiliated investment funds, or DLJMB. Under these provisions, neither DLJMB, its affiliates and subsidiaries, nor any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For instance, a director of our Company who also serves as a director, officer or employee of DLJMB or any of its subsidiaries or affiliates may pursue certain acquisition or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by DLJMB to itself, its subsidiaries or affiliates or third parties instead of to us.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our principal executive offices are located at 1699 King Street, Enfield, Connecticut 06082. As of December 31, 2011, our business had three production facilities that are currently operational and one newly acquired facility that is being prepared for operations. In conjunction with the sale of the QA business, the Company leases real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility.

        The following table summarizes information regarding our significant owned and leased facilities as of December 31, 2011:

Location	Square Feet	Owned/Leased
East Windsor, Connecticut	275,000	Owned
Asturias, Spain	105,000	Owned
Johor, Malaysia	80,000	Owned
10 Water Street, Enfield, Connecticut	69,500	Owned
Somers, Connecticut	42,000	Leased
1699 King Street, Enfield, Connecticut	12,500	Leased

        From time to time, we evaluate our production requirements and may close or consolidate existing facilities or open new facilities.

ITEM 3.    Legal Proceedings

        From time to time, we are and have been a party to litigation that arises in the ordinary course of our business. We have no material litigation pending at this time other than as set forth below.

Galica/JPS

        As previously disclosed, in October 2007, the Company's wholly-owned subsidiary, Specialized Technology Resources, Inc. ("STR"), filed a complaint against James P. Galica ("Galica") and JPS Elastomerics Corp. ("JPS") in the Massachusetts Superior Court in Hampshire County (the "Court"). STR alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the "State Court Action"). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for STR's polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated STR's trade secrets. On January 27, 2011, the Court awarded STR the right to recover from the defendants (i) actual monetary damages of $1.1 million, (ii) punitive damages of $2.2 million, (iii) reasonable attorney's fees of $3.9 million, (iv) reasonable costs of $1.1 million, and (v) 12%

interest on each of the monetary awards from the date of the judgment (except for the actual monetary damages which accrues interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction (the "Production Injunction") against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using STR's trade secrets.

        On September 17, 2010, JPS filed an amended complaint against STR, in the U.S. District Court for the District of Massachusetts (the "Federal Court Action"). The amended complaint alleged various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60.0 million in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, STR filed a motion to dismiss the amended complaint, and on January 5, 2011 the Court held a hearing on STR's motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. JPS filed its appellate brief on May 2, 2011 and STR filed its appellate brief on June 14, 2011.

        On February 10, 2012, the Company, STR, JPS, JPS Industries, Inc., the parent corporation of JPS, and Galica entered into a Global Settlement Agreement and Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties agreed to, (i) payment by JPS of $7.1 million to the Company (which was received on February 16, 2012), (ii) dismissals of the State Court Action, the Federal Court Action, and all associated appeals and proceedings, (iii) the satisfaction of outstanding judgments in the State Court Action, (iv) the disbursement to the Company of $0.1 million, deposited with and held in escrow by the Court, (v) the discharge of attachments of certain assets of JPS, (vi) the modification of the injunction issued in the State Court Action: (a) reducing the term of the Production Injunction from five years to four years, (b) permitting JPS to permanently bond encapsulant to fiberglass mesh and laminate non-low shrink encapsulant to paper, (c) the deletion of JPS's obligations with respect to the review and deletion of certain documents, (vii) the delivery to the Company by JPS of certain components of an equipment line purchased by it, (viii) the deletion by JPS of certain data, (ix) the general release of claims by the parties related to the State Court Action and the Federal Court Action, subject to the retention by the Company of certain rights, (x) the covenant by JPS not to sue the Company (and its affiliates) with respect to matters related to the Federal Court Action, (xi) the agreement by JPS and Galica to cooperate with the Company in connection with investigations related to the potential dissemination of the Company's trade secrets, and (xii) certain other customary terms and conditions.

Alpha Marathon

        On October 7, 2011, the Company filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. ("Alpha Marathon") seeking damages resulting from Alpha Marathon's misappropriation of trade secrets and an injunction barring use of those trade secrets. Alpha Marathon is an equipment line manufacturer located in Ontario, Canada.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the NYSE on November 6, 2009 under the symbol "STRI." Prior to this, there was no public market for our common stock. At March 1, 2012, there were approximately 4,165 holders of record of our common stock.

        The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for the periods indicated.

	Common Stock Price Range
	High	Low
Fiscal 2011
1st Quarter	$20.39	$15.35
2nd Quarter	18.39	13.53
3rd Quarter	15.03	7.94
4th Quarter	9.82	7.16

	Common Stock Price Range
	High	Low
Fiscal 2010
1st Quarter	$25.20	$15.06
2nd Quarter	23.98	17.80
3rd Quarter	27.66	18.11
4th Quarter	28.16	17.56

Dividend Program

        We have not declared or paid cash dividends on our common stock during the three most recent fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and growth of our business.

        Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account:

  •
  general economic and business conditions;

  •
  our financial condition and results of operations;

  •
  restriction in our Credit Agreement;

  •
  our capital requirements and the capital requirements of our subsidiaries;

  •
  the ability of our operating subsidiaries to pay dividends and make distributions to us; and

  •
  such other factors as our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

        Our Board of Directors has not established a share repurchase program for our common stock. In connection with our former lien credit agreements, we were allowed to repurchase our equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2.0 million in any fiscal year. At December 31, 2011, there were 3,722 shares held in treasury that were purchased at a cost of $0.1 million.

Sales of Unregistered Securities

        We did not sell unregistered securities during 2011.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 and the statement of operations and other data for each of (i) the years ended December 31, 2011, 2010, 2009 and 2008, (ii) the period from June 15 to December 31, 2007, and (iii) the period from January 1 to June 14, 2007 are derived from our Consolidated Financial Statements. All amounts are stated in thousands except per share / unit amounts unless otherwise noted.

        The basic and diluted net earnings per share from continuing operations and weighted-average shares outstanding data in the selected historical consolidated financial data table presented below give effect to our (i) sale of our former QA business and (ii) corporate reorganization, as described under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Structure."

        On September 1, 2011, we closed on the sale of our QA business to UL in exchange for $275.0 million in cash, plus assumed cash. Prior to the sale, QA was one of our reportable segments. The QA segment's historical results of operations are now presented as a discontinued operation with its assets and liabilities treated as held for sale for all earlier periods presented.

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

        The results indicated below and elsewhere in this Annual Report are not necessarily indicative of our future performance. You should read this information together with "Item 7—Management's

Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Successor					Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from June 15 to December 31, 2007	Period from January 1 to June 14, 2007
Statement of Operations:
Net sales	$232,431	$259,200	$149,521	$182,311	$52,967	$25,648

Operating (loss) income	$(24,597)	$82,194	$36,819	$62,384	$18,129	$4,286

Net (loss) earnings from continuing operations	$(39,428)	$54,749	$24,278	$38,292	$15,834	$1,195
discontinued operations	38,124	(5,438)	(1,289)	(10,187)	(11,723)	(463)

Net (loss) earnings	$(1,304)	$49,311	$22,989	$28,105	$4,111	$732

Net (loss) earnings per share
Basic from continuing operations	$(0.96)	$1.36	$0.66	$1.06	$0.44	$0.14

Basic from discontinued operations	0.93	(0.14)	(0.03)	(0.28)	(0.33)	(0.06)

Basic	$(0.03)	$1.22	$0.63	$0.78	$0.11	$0.08

Diluted from continuing operations	$(0.96)	$1.30	$0.65	$1.02	$0.43	$0.14

Diluted from discontinued operations	0.93	(0.13)	(0.04)	(0.27)	(0.32)	(0.06)

Diluted	$(0.03)	$1.17	$0.61	$0.75	$0.11	$0.08

Goodwill impairment	$63,948	$—	$—	$—	$—	$—
Capital expenditures	$21,537	$16,061	$7,848	$26,639	$7,427	$2,265
Cash	$58,794	$98,333	$60,852	$19,571	$12,883	$—
Total assets	$402,091	$702,846	$640,620	$620,922	$575,157	$—
Total debt	$—	$238,525	$240,375	$257,225	$259,075	$—
Contingently redeemable units	$—	$—	$—	$2,930	$1,463	$—
Total stockholders'/ unitholders' equity	$330,505	$328,040	$271,270	$211,967	$185,382	$—

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of our operations should be read together with "Item 6—Selected Financial Data" and our Consolidated Financial Statements and the related Notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1A—Risk Factors" in this Annual Report on Form 10-K.

Overview

        We were founded in 1944 as a plastic and industrial materials research and development company and evolved into two core businesses: solar encapsulant manufacturing and quality assurance services. We launched our former Quality Assurance business ("QA") in 1973 and we commenced sales of our solar encapsulant products in the late 1970s.

        We are one of the leading global providers of encapsulants to the solar module industry. Encapsulant is a critical component used in solar modules. Our PhotoCap® products consist primarily of ethylene-vinyl-acetate, or EVA, which is modified with additives and put through our proprietary manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. We supply encapsulants to many of the largest solar module manufacturers worldwide. We believe this is due to our product performance, global manufacturing base, customer service and technical support. Our encapsulants are used in both crystalline silicon and thin-film solar modules. Our net sales have increased from $9.9 million in 2003 to $232.4 million in 2011, representing a compound annual growth rate ("CAGR") of 48.4%.

        Prior to its divesture in September 2011, QA provided product development, inspection, testing and audit services that enabled retailers and manufactures to determine whether products met applicable safety, regulatory, quality, performance and social standards.

Strategic Divesture of QA

        On September 1, 2011, we completed the sale of QA to Underwriters Laboratories, Inc. ("UL"). This strategic divesture was executed to allow us to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt. The following transactions occurred as a result of the divesture:

  •
  We received $275.0 million, plus assumed cash in proceeds. The sale generated an after-tax gain of approximately $14.0 million that included a tax liability of $105.9 million. This gain is recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and the proceeds received are recorded in discontinued operations in the Consolidated Statements of Cash Flows in 2011.

  •
  In order to sell the assets of the QA business free and clear of liens provided pursuant to our first lien credit agreement and second lien credit agreement (together, the "2007 Credit Agreements"), we terminated the 2007 Credit Agreements on September 1, 2011 by using approximately $237.7 million of the sale proceeds to repay all amounts outstanding thereunder to Credit Suisse AG as administrative and collateral agent. The cash payment was recorded in discontinued operations in 2011 in the Consolidated Statements of Cash Flows. The interest expense associated with the 2007 Credit Agreements is recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented.

  •
  Upon termination of the 2007 Credit Agreements, we wrote off the unamortized deferred financing costs of $3.6 million. The write-off was recorded to continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

  •
  In conjunction with the sale, we entered into an agreement to lease our real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The term of the lease is for one year. Since this property generates rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

  •
  On October 7, 2011, we entered into a multicurrency credit agreement (the "Credit Agreement") among us, certain of our domestic subsidiaries, as guarantors (the "Guarantors"), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of up to $150.0 million that matures on October 7, 2015. The Credit Agreement includes a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

        QA's historical operating results are recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented. In accordance with ASC 360-Property, Plant and Equipment, the assets and liabilities of the QA business have been classified as assets held for sale as of September 1, 2011. For comparative purposes, the Company has reclassified the assets and liabilities of the QA business as assets held for sale in all prior periods presented.

        The discussion contained herein relates to continuing operations unless otherwise noted.

Corporate Structure

        On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds ("DLJMB"), and its co-investors, together with members of our Board of Directors, our executive officers, certain prior investors and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with the acquisition:

  •
  DLJMB and its co-investors contributed $145.7 million in cash for approximately 81.6% of the voting equity interests in STR Holdings LLC;

  •
  Dennis L. Jilot, our Executive Chairman, Robert S. Yorgensen, our President and Chief Executive Officer, and Barry A. Morris, our Executive Vice President and Chief Financial Officer, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $11.5 million, for approximately 6.4% of the voting equity interests in STR Holdings LLC;

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

        On November 12, 2009, we closed our IPO of 12,300,000 shares of common stock at an offering price of $10 per share, of which 3,300,000 shares were sold by us and 9,000,000 shares were sold by selling stockholders, resulting in net proceeds to us of approximately $25.0 million after deducting underwriting discounts, commissions and other offering costs of approximately $7.8 million. Effective with the conversion of NewCo into STR Holdings, Inc., our outstanding units were converted into shares of common stock and restricted common stock. In connection with our IPO, we repaid $15.0 million of borrowings under our first lien credit facility, and also paid $2.6 million to terminate an advisory services and monitoring agreement we entered into in connection with the DLJ Transactions.

        Under the STR Holdings LLC Agreement, STR Holdings LLC's Class A, B, C, D, E and F units were subject to a priority distribution of shares of common stock in the event of an IPO. In connection with the IPO, the priority distribution of shares was based on our equity value as represented by the IPO price. For the units issued in connection with the DLJ Transactions, the shares of common stock were distributed as follows: (i) first, the Class A unitholders received an aggregate amount of common stock equal in value to their aggregate capital contributions; and (ii) second, a pro rata distribution was made with respect to the Class A, B, C, D and F units until the Class A unitholders received an aggregate amount of common stock equal in value to 2.5 times their aggregate capital contributions; and (iii) finally, a pro rata distribution was made of the remaining value to each Class A, B, C, D, E and F unitholder based upon the number of units held by each unitholder. Class C and D incentive units that were issued in 2008 did not convert nor did any of the Class E incentive units that were issued as a result of not meeting the required aggregate value distribution thresholds.

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

        On December 7, 2009, we closed the partial exercise of the over-allotment option granted by the selling stockholders in connection with the IPO, which resulted in a total purchase of 1,695,000 shares at the IPO price of $10 per share. We did not sell any shares or receive any of the proceeds from the sale of the shares as a result of the exercise of the over-allotment option.

        On April 21, 2010, we closed our secondary offering of 8,050,000 shares of our common stock on behalf of certain stockholders at $18.75 per share. The total offering size reflected the underwriters' exercise of their option to purchase an additional 1,050,000 shares from the selling stockholders to cover over-allotments. We did not sell any shares or receive any proceeds from the offering.

Components of Net Sales and Expenses and Anticipated Trends

Net Sales

        Our net sales are derived from the sale of encapsulants to both crystalline silicon and thin-film solar module manufacturers. We expect that our results of operations, for the foreseeable future, will depend primarily on the sale of encapsulants to a relatively small number of customers. We believe the concentration will increase as we expect a consolidation of module manufacturers driven by overcapacity that currently exists. First Solar and Suntech, each of which accounted for at least 10% of our net sales, together accounted for 33% and 28% of our net sales for the years ended December 31, 2011 and 2010, respectively. Sales to First Solar accounted for 27% of our net sales in the year ended December 31, 2009. The top five customers accounted for approximately 53%, 43% and 55% of our net sales in the years ended December 31, 2011, 2010 and 2009, respectively.

        Net sales to our customers have been typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters but do not obligate the customer to purchase any minimum amounts. As our customers look to secure materials or access to our production capacity to support their module production, we have frequently entered into, renewed or are in negotiations to enter into, contracts that may include periods of exclusivity and/or minimum requirements.

        Our net sales are significantly driven by end-user demand for solar modules. As more solar modules are sold, there is greater demand from module manufacturers for encapsulants. The solar power industry is impacted by a variety of factors, including government subsidies and incentives, availability of financing, worldwide economic conditions, environmental concerns, energy costs, the availability of polysilicon and other factors. A key demand driver for solar module growth in the future will be the ability of solar module manufacturers to reduce their cost structure. During 2011, overall solar industry demand decreased while capacity expansion in the solar module supply chain increased. Increased competition, particularly from China, and continued vertical integration of many manufacturers in the solar supply chain contributed to the increase in capacity. These events caused many module manufacturers to significantly reduce the average selling price of their modules as the extra capacity drove a severe inventory build. From an industry standpoint, the reduction in module selling prices has improved rates of return on solar investments for the end-user and is a long-term industry trend that we believe will help to bring solar energy closer to grid-parity and will drive increased demand for our encapsulants. However, we believe that the demand for our encapsulants will be reduced until inventory in the channel is cleared and normal order patterns reemerge.

        Demand for our encapsulants also depends, in large part, on government incentives aimed to promote greater use of solar energy. The type of government incentives vary from country to country and can change rapidly. For example, in Germany, which is currently the largest solar PV end-user market, the government enacted legislation that reduced feed-in-tariffs beginning June 30, 2010. In early 2011, the German government enacted further legislation to accelerate the annual year-end feed-in-tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. If solar module demand in Germany continues to grow at a rate that the German government believes is excessive, the amount of PV installations that may qualify for feed-in-tariff incentives could be capped, which would negatively impact our net sales as overall solar module growth in the world's largest PV market would be limited. Also, many European governments are currently experiencing fiscal issues. As such, a risk exists that some of these governments will have to reduce and/or eliminate current subsidies provided for PV installations in conjunction with overall tighter fiscal policies.

        Even though we may see flat or reduced solar module demand in the European Union in the next few years compared to the growth experienced in 2010, we expect an increase in demand for solar energy in the United States as a result of continued cost reductions in the solar industry. Also, many states, including California, have enacted renewable portfolio standards ("RPS") that require utilities to increase their production of energy from renewable sources including solar PV. China, India, Taiwan, Japan and other countries have also announced plans to increase their use of renewable energy, including solar. We are actively trying to penetrate a number of Tier 1 Chinese module manufacturers to increase our market share, and we expect that a larger proportion of our future net sales will come from the Asia-Pacific region.

        Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their history in the field, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. We have typically priced our encapsulants at a premium to our competition based on product attributes that among other benefits provide a high value proposition to our customers in a period of tight capacity. During 2011, the excess capacity that existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. As such, we experienced an average selling price decline of approximately 5% from the prior year that was mainly driven by price concessions exchanged for entering into formal contracts with some of our largest customers and competition in an industry focused on cost reductions. We expect further price pressure to reduce our 2012 net sales by approximately $55.0 million.

Cost of Sales

        We manufacture all of the products that we sell. Cost of sales consists of our costs associated with raw materials and other components, direct labor, manufacturing overhead, salaries, other personnel-related expenses, write-offs of excess or obsolete inventory, quality control, freight, insurance, disposition of defective product, depreciation of fixed assets and amortization of intangibles as a result of the DLJ Transactions. Approximately 70% of our cost of sales is variable in nature; 10% is step-variable and relates to direct labor cost and is fixed in the short-term and the remaining 20% is fixed. Resin constitutes the majority of our raw materials and components costs at approximately 50% to 55% of our cost of sales, and paper liner is the second largest cost. The price and availability of resin and paper liner are subject to market conditions affecting supply and demand, have been volatile and we believe cannot be hedged in the commodity markets.

        Overall, we expect our cost of sales, as a percentage of net sales, to increase over the next several years due to reduced average selling price of our encapsulants in response to lower overall solar module industry pricing driven by increased competition faced by our customers. This is to be partially offset by (i) decreased raw material costs, (ii) more efficient absorption of fixed costs driven by economies of scale when expected sales growth resumes, (iii) improved raw material utilization and scrap rates and (iv) continued other cost reduction efforts.

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

Selling, General and Administrative Expenses

        Our selling expenses consist primarily of salaries, travel and other personnel-related expenses for employees engaged in sales, marketing and support of our products and services, trade shows and promotions. General and administrative expenses consist mainly of outside professional fees and expenses for our executive, finance, administrative, information technology, legal and human resource functions.

        Research and development expense is also recorded in selling, general and administrative expenses. We incurred $2.6 million, $1.8 million and $0.7 million of research and development expense in 2011, 2010 and 2009, respectively. We have a long history of innovation dating back to our establishment in 1944 as a plastic and polymer research and development firm. As our operations have expanded from solely providing research and development activities into the manufacturing of solar encapsulants, we have created a separate research and development function that tracks employees and costs that are fully dedicated to research and development activities. Due to our legacy of innovation, other employees spend some of their time related to research and development activities. However, we do not allocate such costs or allocate overhead to research and development. Accordingly, such amounts are recorded in selling, general and administrative expenses in the departments incurred.

        Our selling, general and administrative expenses have increased in absolute terms over the past three years primarily as a result of increased headcount resulting from the strengthening of our management and corporate infrastructure and expanded research and development efforts. We have also incurred higher marketing, legal costs and stock-based compensation expense.

        We expect our selling and marketing expenses and research and development expense to increase as we expand these functions.

Provision for Bad Debt Expense

        We reserve for estimated losses that may result from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and reserve for uncollectible accounts after reasonable collection efforts have been made and collection is deemed doubtful.

Asset Impairment

        In connection with the sale of QA, we leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The initial term of the lease is for one year. Since this property generates rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized during the third quarter of 2011.

Interest Income, Net

        Interest income, net is comprised of interest income earned on our cash and cash equivalents, partially offset by our annual commitment fee incurred on our Credit Agreement.

Amortization of Deferred Financing Costs

        We incurred $1.3 million in fees to secure our Credit Agreement, which are being amortized to expense over its remaining term.

Foreign Currency Transaction Gain/(Loss)

        Foreign currency transaction gain/(loss) is primarily the result of changes in the Euro, Hong Kong dollar and Malaysian ringgit exchange rates.

Income Taxes

        Income tax expense is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions. We expect our effective tax rate to trend lower over time as we benefit from our tax holiday in Malaysia and increased investment in research and development that qualifies for tax deductions in certain jurisdictions.

Critical Accounting Policies

        Our discussion and analysis of our consolidated financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to bad debts, valuation of inventory, long-lived intangible and tangible assets, goodwill, product performance matters, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

        Our business recognizes revenue from the manufacture and sale of its products either at the time of shipping or at the time the product is received at the customer's port or dock, depending upon terms of the sale.

        We do not offer contractual warranties or rights of return on our product. Our contractual relationships may include these types of terms in the future as the solar industry continues to evolve. In

2011, we reduced our net sales by approximately $2.0 million for an agreement with a customer for the return of product in conjunction with the settlement of overdue accounts receivable balances.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and write-off accounts receivable after reasonable collection efforts have been made and the debt is deemed uncollectible.

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

        Prior to 2009, inventory write downs were not a significant factor in the valuation of inventory. Due to the recessionary economic environment during the early part of 2009, some customers canceled or delayed the delivery of orders after the product was manufactured but not yet shipped. As such, $1.0 million of inventory write downs were recorded during the first half of the year ended December 31, 2009.

        In 2011, we had an agreement with a customer for the return of product in conjunction with the settlement of overdue accounts receivable balances. Since we were not able to resell the returned product, we reduced the inventory carrying value of approximately $1.0 million to zero. We also incurred a $1.0 million write down associated with finished goods that were manufactured to customer order but later cancelled by the customer prior to shipment.

Intangible Assets

        We account for business acquisitions using the purchase method of accounting and record definite-lived intangible assets separately from goodwill. Intangible assets are recorded at their estimated fair value based at the date of acquisition.

        Our intangible assets were recorded as a result of the DLJ Transactions and include our customer relationships, trademarks and proprietary technology.

        Our customer relationships consist of the value associated with existing contractual arrangements as well as expected value to be derived from future contract renewals with our customers. We determined their value using the income approach. Their useful life was determined by consideration of a number of factors, including our longstanding customer base and historical attrition rates.

        Our trademarks represent the value of our STR® and Photocap® trademarks. We determined their value using the "relief-from-royalty" method. The useful life of trademarks was determined by consideration of a number of factors, including elapsed time and anticipated future cash flows.

        Our proprietary technology represents the value of our manufacturing processes. We determined its value using the "relief-from-royalty" method. The useful life of proprietary technology was determined by consideration of a number of factors, including elapsed time, prior innovations and potential future technological changes.

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

        In accordance with ASC 350—Intangibles—Goodwill and Other, we assess the impairment of our definite-lived intangible assets whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, we assess if the following factors are present which would cause an impairment review: a significant or prolonged decrease in sales that are generated under our trademarks; loss of a significant customer or reduction in our customers' demand for our products driven by competition they encounter; a significant adverse change in the extent to or manner in which we use our trademarks or proprietary technology; and, such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors.

        Due to continued depressed solar market conditions and in conjunction with our goodwill impairment assessment, we tested our intangible assets for impairment as of December 31, 2011. We have concluded that no impairment exists as the sum of the undiscounted expected future cash flows exceeded each of our intangible assets' carrying value as of December 31, 2011. We also determined that no change to the estimated useful lives was required. However, if we experience a significant reduction in sales volume or profitability in the future or any adverse circumstances as discussed above, certain of our intangible assets may be subject to future impairment.

Property, Plant and Equipment

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

        In connection with the sale of the QA business, we leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The term of the lease is for one year. Since this property generates rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized during the third quarter of 2011.

        We performed an impairment assessment due to the closing our Florida facility during the third quarter of 2011 that resulted in no impairment. However, we recorded approximately $0.5 million of accelerated depreciation associated with shortened useful lives of machinery and equipment.

        We also performed an impairment assessment of our property, plant and equipment as of December 31, 2011. We determined that no impairment existed as the sum of the undiscounted expected future cash flows exceeded our property, plant and equipment's carrying value. We also determined that no change to the previously estimated useful lives was required. However, if we experience a significant reduction in sales volume or profitability or cease operations at any of our facilities, certain of our long-lived assets may be subject to future impairment or accelerated depreciation.

Goodwill

        Goodwill represents the excess of the purchase price consideration over the estimated fair value of the individual assets acquired and liabilities assumed. After the sale of our QA business, we have one reporting unit which carries $82.5 million of goodwill as of December 31, 2011. Goodwill is not amortized but is subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value.

        Management completes their annual impairment assessment as of October 1st of each year. Therefore, as of October 1, 2011, management performed our annual impairment testing based on the information available as of that date. Management estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated management's cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. The methodology used on October 1, 2011 was consistent with that used in the prior year. Management believes the cash flow projections utilized and/or market multiples and valuation assumptions were reasonable and consistent with the expectations of market participants. Based on this assessment, we passed the first step of the two-step method described in ASC 350. As such, we concluded that our goodwill was not impaired as of October 1, 2011.

        Due to our net book value exceeding the market capitalization of our common stock in the fourth quarter of 2011, weakening of solar market conditions that were greater than we anticipated and price reductions granted to customers for anticipated 2012 volume, we determined that a trigger event occurred to test our reporting unit for impairment as of December 31, 2011. As such, we valued our reporting unit with the assistance of a valuation specialist and determined that our reporting unit's net book value exceeded its fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that our implied fair value of goodwill was lower than its carrying value and recorded a goodwill impairment charge of $63.9 million.

        Inherent in management's development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted-average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both company-specific factors and overall economic conditions. Further declines may occur based on our future cash flows that may be significantly impacted by the economy in the regions served, the retention of our customers, the cost and inventory management initiatives of our customers, continuation of existing sales volume, the effectiveness of our sales force and the market capitalization of our common stock. As such, our remaining goodwill may become impaired in the future.

Product Performance Accrual

        We do not provide contractual warranties on our products. However, on limited occasions, we incur costs to service our products in connection with specific product performance matters. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. As of December 31, 2011, we have accrued $4.8 million relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006 and have been attempting to resolve this matter.

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

        ASC 740 also addresses the accounting for uncertainty in income taxes recognized in a company's financial statements and how companies should recognize, measure, present and disclose uncertain tax positions that have been or are expected to be taken. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed its examination whether or not the statute of limitations remains open or has expired. Interest and penalties related to uncertain tax positions are recognized as part of our provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

        We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. During 2011, the tax authorities in Spain concluded audits for 2006, 2007 and 2008. As a result of the finalization of the audits, we recognized $1.4 million of unrecognized tax benefits in 2011. We are currently under applicable tax authority audits for 2007 and 2008 in the United States. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact our financial statements. Accordingly, we have accruals recorded for which it is reasonably possible that the amount of the unrecognized tax benefit could increase or decrease. Based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, changes to our estimates may impact the future results of our operations.

        We currently have a tax holiday in Malaysia through 2014. The tax holiday may be renewed for an additional five years if our Malaysian subsidiary meets certain metrics surrounding profitability, asset base and employment levels. We currently expect to maintain the required metrics and extend the tax holiday for an additional five years. If we do not satisfy these requirements in the future, we may not benefit from, or be able to renew our tax holiday, which may negatively impact our results of operations and cash flows.

Stock-Based Compensation

        ASC 718—Compensation—Stock Compensation, addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award.

        The fair value of stock options issued during the years ended December 31, 2011 and December 31, 2010 and in November 2009 upon the closing of our IPO was determined using the Black-Scholes option pricing model. In 2011, our assumptions about stock-price volatility were based on the historical implied volatilities of our common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to our employees. Prior to 2011, our assumptions about stock-price volatility have been based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected term of options granted to our employees. The expected term represents the estimated time until employee exercise considering vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be paid in the foreseeable future.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected volatility	61.07%	57.90%	61.61%
Risk-free interest rates	1.20%	2.38%	1.96%
Expected term (in years)	4.6 to 5.0	4.9 to 5.0	2.7 to 4.9
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$6.10	$11.06	$4.59

        Dennis L. Jilot retired as our President and Chief Executive Officer effective December 31, 2011 and became our Executive Chairman on January 1, 2012. Under his employment agreement, Mr. Jilot had been granted shares in connection with our IPO that vest over a period of 48 months. Due to Mr. Jilot's change in responsibility, we will accelerate the recognition of stock compensation expense to align with the termination of his employment agreement in 2012. As a result, we will record $0.4 million of additional expense in 2012.

Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales, for the fiscal years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(dollars in thousands)
Statement of Continuing Operations Data:
Net sales	$232,431	$259,200	$149,521
Cost of sales	160,446	151,824	91,213

Gross profit	71,985	107,376	58,308
Selling, general and administrative expenses	30,394	25,071	20,282
Provision for bad debt expense	379	111	1,207
Goodwill impairment	63,948	—	—
Asset impairment	1,861	—	—

Operating (loss) income	(24,597)	82,194	36,819
Interest income, net	237	111	136
Amortization of deferred financing costs	(4,552)	(1,327)	(1,522)
Foreign currency transaction gain (loss)	157	440	(398)

(Loss) earnings from continuing operations before income tax expense	(28,755)	81,418	35,035
Income tax expense from continuing operations	10,673	26,669	10,757

Net (loss) earnings from continuing operations	$(39,428)	$54,749	$24,278

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statement of Continuing Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.0%	58.6%	61.0%
Gross profit	31.0%	41.4%	39.0%
Selling, general and administrative expenses	13.1%	9.7%	13.6%
Provision for bad debt expense	0.2%	—%	0.8%
Goodwill impairment	27.5%	—%	—%
Asset impairment	0.8%	—%	—%
Operating (loss) income	(10.6)%	31.7%	24.6%
Interest income, net	0.1%	—%	0.1%
Amortization of deferred financing costs	(2.0)%	(0.5)%	(1.0)%
Foreign currency transaction gain (loss)	0.1%	0.2%	(0.3)%
(Loss) earnings from continuing operations before income tax expense	(12.4)%	31.4%	23.4%
Income tax expense from continuing operations	4.6%	10.3%	7.2%
Net (loss) earnings from continuing operations	(17.0)%	21.1%	16.2%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2011 and 2010.

Net Sales

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$232,431	100.0%	$259,200	100.0%	$(26,769)	(10.3)%

        The decrease in net sales for the year ended December 31, 2011 compared to 2010 was mainly due to an approximately 5% decrease in our average selling price and a 6% decrease in sales volume. This was partially offset by a 5% stronger Euro compared to the U.S. dollar that increased the translation of our European net sales. The decrease in volume was the result of a build-up of module inventories during 2011 that resulted in our customers reducing their purchases and revising their orders issued to us. The inventory build of the module manufacturers was due to overcapacity that existed in the industry, lack of available financing to fund solar projects caused by the deterioration of Europe's financial system, increased uncertainty surrounding solar subsidies and end users delaying purchases until there is stabilization in the decline of the module selling prices. Also, we believe certain of our customers have lost market share.

        Due to many module manufacturers producing at low utilization rates as well as being impacted by pricing pressure, our encapsulants' value proposition has been reduced in some cases in the current excess capacity environment. As such, our customers and potential customers are increasingly focused on the purchase cost of encapsulants in the short-term. This led to a decline in our average selling price in 2011, and we expect further declines in 2012.

Cost of Sales

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Cost of sales	$160,446	69.0%	$151,824	58.6%	$8,622	5.7%

        The increase in our cost of sales reflects an approximate 13% increase in our cost per square meter. Increased costs are attributable to $4.0 million of raw material inflation, $2.8 million increase in labor and benefit cost, $0.5 million of increased depreciation expense due to our recent capacity expansion and $0.5 million of accelerated depreciation related to the closure of our Florida facility as discussed below. We also incurred $0.7 million related to increased product performance issues, and we were negatively impacted by approximately $2.0 million of inventory write-offs. The 5% stronger Euro increased the translation impact of our European subsidiaries' cost of sales. These amounts were partially offset by the avoidance of variable costs associated with our 6% sales volume decline.

        Non-cash intangible asset amortization expense of $8.4 million was included in cost of sales for each of the years ended December 31, 2011 and 2010.

Gross Profit

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Gross profit	$71,985	31.0%	$107,376	41.4%	$(35,391)	(33.0)%

        Gross profit as a percentage of net sales decreased due to unfavorable customer mix, decreased average selling prices, increased raw material costs and unfavorable cost absorption during 2011 associated with lower utilization of our manufacturing facilities. We also incurred $0.7 million related to increased product performance issues and we were negatively impacted by approximately $2.0 million of inventory write-offs. These unfavorable impacts were partially offset by improved scrap rates and other cost reduction activities.

        Non-cash intangible asset amortization expense of $8.4 million reduced gross profit for each of the years ended December 31, 2011 and 2010.

Selling, General and Administrative Expenses ("SG&A")

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
SG&A	$30,394	13.1%	$25,071	9.7%	$5,323	21.2%

        SG&A increased 21.2% compared to the corresponding prior year. This was primarily driven by $2.5 million of increased labor and benefit costs and recruiting costs of $0.3 million to support our planned growth and global infrastructure. Travel expenses increased by approximately $0.9 million as we continue to expand our global business operations in Asia. We incurred $0.6 million of higher property taxes and increased insurance premiums relating to our recent capacity expansions, and $0.4 million related to the completion of a sales and use tax audit. Lastly, research and development expense increased by $0.8 million as we continue to expand this function as we further develop our pipeline of innovative encapsulant products.

Provision for Bad Debt Expense

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Bad debt expense	$379	0.2%	$111	—%	$268	241.4%

        Bad debt expense increased primarily due to the aging of certain receivable balances from Asian customers. We have recently reached formal agreements with certain of our customers for the payment of past due invoices. Our future bad debt expense could increase significantly if such customers do not fulfill their obligations under such agreements.

Goodwill Impairment

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Goodwill impairment	$63,948	27.5%	$—	—%	$63,948	100%

        We valued our reporting unit with the assistance of a valuation specialist and determined that our reporting unit's net book value exceeded its fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that our implied fair value of goodwill was lower than its carrying value and recorded a goodwill impairment charge of $63.9 million.

Asset Impairment

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Asset impairment	$1,861	0.8%	$—	—%	$1,861	100%

        In connection with the sale of the QA business, we leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The term of the lease is for one year. Since this property generates rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized during 2011.

Interest Income, net

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Interest income, net	$237	0.1%	$111	—%	$126	113.5%

        The increase was primarily the result of higher cash balances throughout much of 2011 compared to 2010.

Amortization of Deferred Financing Costs

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Amortization of deferred financing costs	$4,552	2.0%	$1,327	0.5%	$3,225	243.0%

        In connection with the settlement of all existing debt in conjunction with the sale of our QA business on September 1, 2011, we wrote off the $3.6 million remaining unamortized deferred financing costs associated with our 2007 Credit Agreements. On October 7, 2011, we entered into a multicurrency credit agreement among us, certain of our domestic subsidiaries, as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The fees to secure the Credit Agreement resulted in deferred financing costs of $1.3 million, which are being amortized to expense over its remaining term.

Foreign Currency Transaction Gain

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Foreign currency transaction gain	$157	0.1%	$440	0.2%	$(283)	(64.3)%

        Foreign currency transaction gain decreased $0.3 million primarily as a result of changes in the Euro exchange rate.

Income Tax Expense from Continuing Operations

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Income tax expense from continuing operations	$10,673	4.6%	$26,669	10.3%	$(15,996)	(60.0)%

        Our effective income tax rate from continuing operations for the year ended December 31, 2011 was (37.1)%, compared to the U.S. federal statutory rate of 35.0%. The higher effective tax rate from continuing operations is impacted by the impairment of goodwill which is not deductible for tax purposes, our decision to permanently reinvest our Malaysian subsidiary's earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction. Included in the 2011 effective tax rate from continuing operations was a one-time expense to our effective tax rate, which was related to an unfavorable adjustment of 1.5% made upon filing our 2010 tax return, a one-time benefit of 2.2% to our effective tax rate from the settlement of a foreign tax audit and a one-time benefit of 4.0% to our effective tax rate related to the decrease in state deferred tax liabilities as a result of our new state tax filing requirements subsequent to the sale of QA.

        We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes to and interpretation of regulatory tax laws, or expiration of statutes of limitation could impact our financial statements. Accordingly, we have tax accruals recorded for which it is reasonably possible that the amount of the unrecognized tax benefit could increase or decrease. Based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, changes to our estimates may impact the future results of our operations.

Net (Loss) Earnings from Continuing Operations

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net (loss) earnings from continuing operations	$(39,428)	(17.0)%	$54,749	21.1%	$(94,177)	(172.0)%

        Net earnings from continuing operations decreased due to the recording of both the goodwill and asset impairment and lower Adjusted EBITDA as discussed below.

Adjusted EBITDA

        Since the sale of our QA business, our business operates in one segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 16—Reportable Segment and Geographical Information located in the Notes to the Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non-GAAP EPS is described in further detail below. The discussion that follows is a summary analysis of the primary changes in Adjusted EBITDA for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	Years Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$62,703	$105,101	$(42,398)	(40.3)%

Adjusted EBITDA as % of segment net sales	27.0%	40.5%

        Adjusted EBITDA as percentage of net sales decreased for the year ended December 31, 2011 compared to 2010 primarily as a result of reduced average selling prices, increased unit cost due to raw material inflation of $4.0 million and under absorption of fixed costs, $2.5 million of increased labor and benefits and $0.9 million of travel expense as we continue to expand our global business operations. In addition, we incurred $0.8 million of higher research and development costs as we continue to expand this function.

Cost Reduction Actions

        During 2011, we executed multiple cost reduction actions in order to align our cost structure with the lower than anticipated revenue.

        We closed our St. Augustine, Florida manufacturing facility to consolidate our U.S.-based operations. We ceased production at this plant in October 2011 and exited the 20,000 square foot leased facility as of year-end. In conjunction with the closure, we incurred $0.1 million for the severance of 46 employees, $0.5 million for accelerated depreciation of production equipment and $0.2 million of other exit costs.

        We also carried out additional headcount reductions of 38 employees at certain of our other locations for a total cost of approximately $0.1 million.

        A rollforward of the activity was as follows:

December 31, 2011
Balance at December 31, 2010	$—
Additions	0.3
Cash utilization	(0.3)

Balance at December 31, 2011	$—

        For the above cost reduction actions, we recognized $0.9 million in cost of sales. The total expected pre-tax annual savings from these cost reductions amounts to $1.0 million.

Net Earnings (Loss) from Discontinued Operations

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net earnings (loss) from discontinued operations	$38,124	16.4%	$(5,438)	2.1%	$43,562	801.1%

        Net earnings from discontinued operations increased mainly due to the gain on the sale of QA and lower interest expense due to the termination of the 2007 Credit Agreements.

Net (Loss) Earnings

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net (loss) earnings	$(1,304)	0.6%	$49,311	19.0%	$(50,615)	(102.6)%

        Net earnings decreased mainly due to the recording of both the goodwill and asset impairments, lower Adjusted EBITDA and higher effective tax rate that more than offset the gain on sale of QA.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2010 and 2009.

Net Sales

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$259,200	100.0%	$149,521	100.0%	$109,679	73.4%

        Volume increased by approximately 109% mainly due to an industry wide improvement in the solar marketplace that increased demand for our encapsulants and our continued growth with Asian module manufacturers. Our 2009 results were negatively impacted by the Spanish government's decision to change its feed-in-tariff policy in 2008. This resulted in reduced end-user solar module demand that created excess module inventory in the supply chain. Additionally, there was a lack of available financing for solar projects due to global banking conditions. During the latter part of 2009 and through the year ended December 31, 2010, overall solar industry conditions improved. Demand in 2010 also benefited from increased orders ahead of changes to feed-in-tariffs in Germany that occurred at the end of June 2010. The German market continued to be strong during the second half of 2010 after the feed-in-tariffs changed, while the European market as a whole also strengthened by demand in Italy. This led to an increase in solar module sales and increased demand for our encapsulants. The volume increase was partially offset by an average sales price decline of approximately 17%. The price decline was primarily driven by contracts entered into in the first half of 2010 with our largest customers where we obtained increased volume in exchange for a lower price. Also, the Euro declined approximately 5% which reduced the translation of our European net sales.

Cost of Sales

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Cost of sales	$151,824	58.6%	$91,213	61.0%	$60,611	66.5%

        The increase in our cost of sales was mainly due to increased variable costs associated with the 109% increase in sales volume, raw material inflation of $6.8 million and higher labor and benefits of $2.9 million. The expansion of our Malaysia facility, which became operational in August 2009, resulted in an incremental cost of $22.2 million for the year ended December 31, 2010 compared with the same period in 2009.

        Non-cash intangible asset amortization expense of $8.4 million was included in cost of sales for each of the years ended December 31, 2010 and 2009.

Gross Profit

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Gross profit	$107,376	41.4%	$58,308	39.0%	$49,068	84.2%

        Gross profit increased primarily due to the net sales increase. Also, we experienced increased leverage of fixed costs associated with our volume increase, partially offset by lower pricing, negative foreign exchange from our European operation and increased raw material costs.

        Non-cash intangible asset amortization expense of $8.4 million reduced gross profit for each of the years ended December 31, 2010 and 2009.

SG&A

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
SG&A	$25,071	9.7%	$20,282	13.6%	$4,789	23.6%

        Salaries and benefits increased $4.5 million for the year ended December 31, 2010 due to increased headcount in our sales, information technology and finance functions necessary to support our anticipated growth and operations as a public company. We incurred $1.1 million of increased research and development expense as we continue to develop a pipeline of innovative products. We incurred $2.0 million of higher professional fees relating to increased legal costs associated with our continued litigation with JPS Elastomerics Corporation ("JPS") and accounting fees associated with Sarbanes-Oxley compliance. We incurred incremental expenses of $0.5 million in 2010 associated with the secondary offering by certain selling stockholders. These increases were partially offset by the elimination of DLJ management advisory fees of $3.2 million that were paid in the prior year pursuant to the DLJ acquisition agreements.

Provision for Bad Debt Expense

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Bad debt expense	$111	—%	$1,207	0.8%	$(1,096)	(90.8)%

        Bad debt expense decreased as a result of improved worldwide economic conditions and absence of a customer bankruptcy that impacted 2009.

Interest Income, net

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Interest income, net	$111	—%	$136	0.1%	$(25)	(18.4)%

        The decrease compared to 2009 was primarily the result of lower interest rates earned on our cash balances.

Amortization of Deferred Financing Costs

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Amortization of deferred financing costs	$1,327	0.5%	$1,522	1.0%	$(195)	(12.8)%

        The decrease in the period was driven by the $15.0 million repayment made in November 2009 in conjunction with our IPO that resulted in a write-off of a prorated portion of the deferred financing costs at that time. This resulted in the $0.2 million of lower amortization of deferred financing costs in 2010.

Foreign Currency Transaction Gain (Loss)

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Foreign currency transaction gain (loss)	$440	0.2%	$(398)	(0.3)%	$838	210.5%

        Foreign currency transaction gain increased $0.8 million during the year ended December 31, 2010 to a gain of $0.4 million from a loss of $0.4 million during the year ended December 31, 2009 due to a stronger U.S. Dollar.

Income Tax from Continuing Operations

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Income tax from continuing operations	$26,669	10.3%	$10,757	7.2%	$15,912	147.9%

        Our effective income tax rate from continuing operations for the year ended December 31, 2010 was 32.8%, compared to the U.S. federal statutory tax rate of 35.0%. For the year ended December 31, 2010, we benefited from a change in estimate from an income-based to capital-based deferred tax liability estimate for the State of Connecticut that provided a 1% positive impact. Also, we benefited from domestic taxable income being eligible for the United States Tax Code Section 199 Domestic Manufacturing Deduction. Our effective tax rate from continuing operations was 30.7% for the year ended December 31, 2009. The lower 2009 effective tax rate from continuing operations benefited from income tax refunds received on prior year amended returns of approximately $1.0 million and reductions of deferred tax liabilities.

Net Earnings from Continuing Operations

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net earnings from continuing operations	$54,749	21.1%	$24,278	16.2%	$30,471	125.5%

        Net earnings from continuing operations increased due to higher Adjusted EBITDA as discussed below and lower bad debt expense that more than offset our higher effective tax rate.

Adjusted EBITDA

	Years Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$105,101	$60,228	$44,873	74.5%

Adjusted EBITDA as % of segment net sales	40.5%	40.3%

        Adjusted EBITDA as percentage of net sales for the year ended December 31, 2010 was flat compared to 2009 primarily as a result of reduced average selling prices, raw material price inflation of $6.8 million, $2.9 million of increased labor and benefits and $1.7 million of higher professional fees relating to increased legal costs associated with continued litigation with JPS offset by improved operating leverage as a result of increased net sales and reduced scrap.

Net Loss from Discontinued Operations

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss from discontinued operations	$(5,438)	2.1%	$(1,289)	0.9%	$(4,149)	(321.9)%

        Net loss from discontinued operations increased due to lower sales volume and higher cost of sales incurred by QA in 2010. This was partially offset by lower interest expense due to reduced debt levels based upon principal payments made and lower interest rates.

Net Earnings

	Years Ended December 31,
	2010		2009		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net earnings	$49,311	19.0%	$22,989	15.4%	$26,322	114.5%

        Net earnings increased due to higher Adjusted EBITDA, gain on our interest rate swap and lower bad debt expense that more than offset the lower profitability generated by QA and our higher effective tax rate.

Non-GAAP Earnings Per Share

        To supplement our consolidated financial statements, we use a non-GAAP financial measure called non-GAAP EPS from continuing operations ("non-GAAP EPS"). Non-GAAP EPS is defined for the periods presented in the following table. For the periods prior to 2011, the diluted weighted-average common shares outstanding were determined on a GAAP basis and the resulting share count was used for computing both GAAP and non-GAAP diluted EPS. Since we recorded a loss from continuing operations in 2011 on a GAAP basis, the weighted-average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti-dilutive. However, we have included these shares in our 2011 non-GAAP EPS calculation to be consistent with prior periods and such shares are dilutive. Refer to the weighted-average reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

        Management believes that non-GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non-GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non-GAAP EPS is the only metric used to determine annual bonus compensation for our Executive Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.

        Although we use non-GAAP EPS as a measure to assess the operating performance of our business, non-GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non-GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets, deferred financing costs, goodwill and asset impairments and stock-based compensation expense further limits the usefulness of this measure. Non-GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, management does not view non-GAAP EPS in isolation and uses other measures, such as Adjusted EBITDA, net earnings from continuing operations, net sales, gross margin and operating income, to measure operating performance.

        During 2011, we have also included plant closure costs, goodwill and asset impairment while deducting interest expense from our 2007 Credit Agreements as adjustments in arriving at our non-GAAP EPS. Information regarding the items is set forth below.

  •
  Plant closure costs:    The plant closure costs relate to our exit from our Florida manufacturing facility. The costs include severance associated with the terminated employees, accelerated depreciation of abandoned machinery and equipment and other costs to exit the facility. We believe that the costs associated with the exit of our Florida facility will not recur after 2011 and is not indicative of our future operating results.

  •
  Goodwill impairment:    In December 2011, we recorded a goodwill impairment of $63.9 million attributable to the decline in solar market conditions and the valuation of our common stock. We are excluding this item because we believe it is not reflective of the operational conditions of our core business, it is non-cash, and may be helpful in comparing our current period results with those of prior periods and as well as with our peers.

  •
  Asset impairment:    The non-cash asset impairment relates to our real property that used to be occupied by the QA business that was sold to UL on September 1, 2011. Since this asset was not included as part of the sale transaction, the real property is now a non-operating asset, that is being leased to UL under a one-year agreement. As such, we recorded an impairment charge to write down the carrying value of the real property to its fair value, less estimated disposal cost.

  •
  Interest expense from 2007 Credit Agreements:    The interest expense on our 2007 Credit Agreements was not directly related to the QA business. However, since the 2007 Credit Agreements required the proceeds received from the UL transaction to be used to retire the first and second lien debt, GAAP requires us to record historical interest expense in discontinued operations. However, we have recently closed on a new $150.0 million Credit

    Agreement and may incur interest expense in the future. Since the interest expense was not directly related to QA, we are reducing the non-GAAP EPS to include our historical interest expense as we may incur interest cost in the future.

	Year Ended December 31, 2011 (unaudited)	Year Ended December 31, 2010 (unaudited)	Year Ended December 31, 2009 (unaudited)
Net (loss) earnings from continuing operations	$(39,428)	$54,749	$24,278
Adjustments to net (loss) earnings from continuing operations:
Amortization of intangibles	8,432	8,432	8,432
Amortization of deferred financing costs	4,552	1,327	1,522
Stock-based compensation expense	4,436	6,594	6,296
Plant closure costs	820	—	—
Goodwill impairment	63,948	—	—
Asset impairment	1,861	—	—
Termination of monitoring agreement	—	—	2,622
Secondary offering expense	—	534	—
Interest expense from 2007 Credit Agreements	(6,699)	(10,158)	(10,777)
Tax effect of adjustments	(4,279)	(1,637)	(2,410)

Non-GAAP net earnings from continuing operations	$33,643	$59,841	$29,963

Basic shares outstanding GAAP	40,886,022	40,302,509	36,638,402
Diluted shares outstanding GAAP	40,886,022	42,126,502	37,514,790
Stock options	543,088	—	—
Restricted common stock	397,641	—	—

Diluted shares outstanding non-GAAP	41,826,751	42,126,502	37,514,790

Diluted net (loss) earnings per share from continuing operations	$(0.96)	$1.30	$0.65

Diluted non-GAAP net earnings per share from continuing operations	$0.80	$1.42	$0.80

Adjusted Return on Net Assets

        We also use an alternative non-GAAP measure of asset efficiency called adjusted return on net assets ("RONA"). We define RONA as non-GAAP net earnings from continuing operations divided by the average of property, plant and equipment plus current assets, excluding deferred tax assets and current assets held for sale and less current liabilities in the reported period, excluding current portion of long-term debt and current liabilities held for sale.

        Management believes that RONA provides meaningful supplemental information regarding our performance by excluding certain expenses and assets that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers.

        Although we use RONA as a measure for investors to assess the operating performance of our business, RONA has significant limitations as an analytical tool because it excludes certain material expenses and assets. Because RONA does not account for these expenses and assets, its utility as a measure of our operating performance has material limitations. The omission of deferred tax assets and the substantial amortization expense associated with our intangible assets, goodwill and asset impairments, deferred financing costs and stock-based compensation expense further limits the usefulness of this measure. RONA also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Our management compensates for this limitation by providing information about our assets and net earnings from continuing operations and excluding assets held for sale that were attributable to the QA business on the face of the consolidated balance sheets and the consolidated statements of comprehensive income as well as in the above discussion. All amounts are stated in thousands except per share amounts and unless otherwise noted.

	December 31, 2011	December 31, 2010	December 31, 2009
Total current assets	$110,306	$195,529	$125,123
Plus: Property, plant and equipment, net	63,474	52,163	45,550
Less: Total current liabilities	(20,827)	(51,465)	(39,985)

GAAP total net assets	$152,953	$196,227	$130,688

Plus:
Current liabilities held for sale	—	14,529	15,015
Current portion of long-term debt	—	1,850	1,850
Less:
Current assets held for sale	—	(28,153)	(28,794)
Deferred tax assets	(2,045)	(2,451)	(2,366)

Non-GAAP total net assets	$150,908	$182,002	$116,393

Average GAAP total net assets(1)	$191,419	$161,972	$96,750

Average non-GAAP total net assets(2)	$182,279	$146,348	$82,056

GAAP net (loss) earnings from continuing operations	$(39,428)	$54,749	$24,278

Non-GAAP net earnings from continuing operations	$33,643	$59,841	$29,963

Return on net assets	(20.6)%	33.8%	25.1%

Adjusted return on net assets	18.5%	40.9%	36.5%

	December 31, 2011	December 31, 2010	December 31, 2009
Net (loss) earnings from continuing operations	$(39,428)	$54,749	$24,278
Adjustments to net (loss) earnings from continuing operations:
Amortization of intangibles	8,432	8,432	8,432
Amortization of deferred financing costs	4,552	1,327	1,522
Stock-based compensation expense	4,436	6,594	6,296
Plant closure costs	820	—	—
Goodwill impairment	63,948	—	—
Asset impairments	1,861	—	—
Termination of monitoring agreement	—	—	2,622
Secondary offering expense	—	534
Interest expense from 2007 Credit Agreements	(6,699)	(10,158)	(10,777)
Tax effect of adjustments	(4,279)	(1,637)	(2,410)

Non-GAAP net earnings from continuing operations	$33,643	$59,841	$29,963

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

Quarterly Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations, other data and Adjusted EBITDA on a quarterly basis for the year ended December 31, 2011 and the year ended December 31, 2010.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$67,978	$71,677	$56,237	$36,539
Cost of sales	39,693	46,799	41,665	32,289

Gross profit	28,285	24,878	14,572	4,250
Selling, general and administrative expenses	7,422	7,406	6,838	8,728
Provision for (reversal) of bad debt expense	239	802	(532)	(130)
Goodwill impairment	—	—	—	63,948
Asset impairment	—	—	1,861	—

Operating income (loss)	20,624	16,670	6,405	(68,296)
Interest income, net	74	161	84	(82)
Amortization of deferred financing costs	(332)	(331)	(3,807)	(82)
Foreign currency transaction gain (loss)	242	(93)	91	(83)

Earnings (loss) from continuing operations before income tax expense	20,608	16,407	2,773	(68,543)
Income tax expense (benefit) from continuing operations	6,550	5,233	(1,044)	(66)

Net earnings (loss) from continuing operations	$14,058	$11,174	$3,817	$(68,477)

Other Data:
Amortization of intangibles	$2,108	$2,108	$2,108	$2,108
Depreciation expense	$1,858	$1,935	$2,363	$2,037
Stock-based compensation	$1,100	$1,100	$1,073	$1,163
Adjusted EBITDA:(1)
Adjusted EBITDA	$25,932	$21,720	$13,903	$1,148
Depreciation and amortization	(3,966)	(4,043)	(4,471)	(4,145)
Amortization of deferred financing costs	(332)	(331)	(3,807)	(82)
Interest income, net	74	161	84	(82)
Income tax (expense) benefit	(6,550)	(5,233)	1,044	66
Goodwill impairment	—	—	—	(63,948)
Asset impairment	—	—	(1,861)	—
Plant closure costs	—	—	—	(308)
Stock-based compensation	(1,100)	(1,100)	(1,073)	(1,163)
(Loss) gain on disposal of property, plant and equipment	—	—	(2)	37

Net earnings (loss) from continuing operations	$14,058	$11,174	$3,817	$(68,477)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$54,811	$66,997	$68,285	$69,107
Cost of sales	31,454	38,306	40,831	41,233

Gross profit	23,357	28,691	27,454	27,874
Selling, general and administrative expenses	7,803	4,578	6,442	6,248
Provision for (reversal) of bad debt expense	201	323	56	(469)

Operating income	15,353	23,790	20,956	22,095
Interest income, net	28	36	26	21
Amortization of deferred financing costs	(332)	(331)	(332)	(332)
Foreign currency transaction gain (loss)	268	262	(597)	507

Earnings from continuing operations before income tax expense	15,317	23,757	20,053	22,291
Income tax expense from continuing operations	4,708	8,346	5,999	7,616

Net earnings from continuing operations	$10,609	$15,411	$14,054	$14,675

Other Data:
Amortization of intangibles	$2,108	$2,108	$2,108	$2,108
Depreciation expense	$1,380	$1,868	$1,892	$1,756
Stock-based compensation	$3,210	$1,144	$1,113	$1,127
Adjusted EBITDA:(1)
Adjusted EBITDA	$22,512	$29,524	$25,472	$27,593
Depreciation and amortization	(3,488)	(3,976)	(4,000)	(3,864)
Amortization of deferred financing costs	(332)	(331)	(332)	(332)
Interest income, net	28	36	26	21
Income tax expense	(4,708)	(8,346)	(5,999)	(7,616)
Secondary offering expense	(193)	(341)	—	—
Stock-based compensation	(3,210)	(1,144)	(1,113)	(1,127)
Loss on disposal of property, plant and equipment	—	(11)	—	—

Net earnings from continuing operations	$10,609	$15,411	$14,054	$14,675

(1)
We define Adjusted EBITDA as net earnings from continuing operations before interest income and expense, income tax expense, depreciation expense, amortization of deferred financing costs, intangible asset amortization, stock-based compensation expense, goodwill impairment and certain non-recurring income and expenses from the results of continuing operations.

  We present Adjusted EBITDA because it is one of the main metrics used by our management and our Board of Directors to plan and measure our Segment's operating performance. Our management believes that Adjusted EBITDA is useful to investors because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. The DLJ Transactions had a significant impact on our capital structure and resulted in accounting charges that make period to period comparisons of our core operations difficult and resulted in expenses that may not be indicative of our future operating performance. For example, as a result of the DLJ Transactions, we incurred significant non-cash amortization charges. Adjusted EBITDA removes the impact of changes to our capital structure and asset base (primarily depreciation and amortization resulting from the DLJ Transactions). By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. In addition, measures similar to Adjusted EBITDA are one of the metrics utilized to measure performance based bonuses paid to certain of our managers and are used to determine compliance with financial covenants under our Credit Agreement.

  Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with generally accepted accounting principles, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense, which has been a necessary element of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense or impairment associated with our goodwill further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation and also uses other measures, such as net income, net sales, gross margin and operating income, to measure operating performance.

Financial Condition, Liquidity and Capital Resources

        We have funded our operations primarily through cash provided by operations. From 2003 through 2011, net cash provided by operating activities has been sufficient to fund our working capital needs and capital expenditures. As of December 31, 2011, our principal sources of liquidity consisted of $58.8 million of cash and up to $150.0 million of availability under our $150.0 million Credit Agreement. We had no borrowings as of December 31, 2011 under the terms of the Credit Agreement. Based on our forecasted 2012 results of operations and capital investment and in compliance with applicable ratio covenants as discussed below, we expect to be able to draw down on at least $50.0 million of the $150.0 million Credit Agreement during 2012.

        Our principal needs for liquidity have been, and for the foreseeable future will continue to be, for capital expenditures and working capital. The main portion of our capital expenditures has been and is expected to continue to be for expansion. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and raw materials inventory. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under our Credit Agreement will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our Credit Agreement, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity.

        If we decide to pursue one or more strategic acquisitions, we may incur additional debt, if permitted under our existing Credit Agreement, or sell additional equity to raise any needed capital.

        Our cash and cash equivalents balance is located in the following geographies:

Year Ended December 31, 2011
United States	$31,034
Spain	15,952
Malaysia	7,772
Hong Kong	4,035
India	1

Cash and cash equivalents	$58,794

        As disclosed in Note 10 to the Consolidated Financial Statements, we have elected to permanently invest our Malaysia earnings. As such, we do not intend to repatriate the Malaysia cash balance as a dividend back to the United States. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. If we elect to dividend such balance, approximately $0.4 million would be paid to settle U.S. income taxes due upon payment of a dividend. We have accrued for this tax liability. We do not permanently invest our Hong Kong earnings and we plan to utilize our cash located in Hong Kong to fund a portion of our capital expenditures in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

        Net cash provided by operating activities was $46.8 million for the year ended December 31, 2011 compared to $55.0 million for the year ended December 31, 2010. Cash earnings decreased by approximately $25.6 million for the year ended December 31, 2011 compared to the same period in 2010. This was primarily due to lower sales volume and pricing driven by the inventory build that existed throughout the solar supply chain. The lower earnings was partially offset by improved working capital due to reduced procurement of raw materials and increased focus on the collection of accounts receivable during the difficult operating environment.

        Net cash provided by operating activities was $55.0 million for the year ended December 31, 2010. Cash earnings increased by approximately $28.6 million for the year ended December 31, 2010 compared to the same period in 2009. This was mostly offset by increased working capital, primarily relating to increases in accounts receivable and raw materials inventory. The increase in working capital reflects the investment required to support our planned growth, increased inventory safety stock associated with our continued capacity ramp up, timing related to our strong net sales growth in 2010 and payment terms customary in certain foreign locations.

        Net cash provided by operating activities was $40.1 million for the year ended December 31, 2009. Cash provided by operating activities was attributable to $24.3 million in net income and non-cash expenses, including $14.3 million of depreciation and amortization and $6.3 million of stock-based compensation.

Cash Flow from Investing Activities from Continuing Operations

        Net cash used for investing activities was $21.5 million for the year ended December 31, 2011 and was primarily related to capital expenditures. Our capital expenditures for this period were mainly for expansion of our Malaysia plant and investments associated with our recently acquired East Windsor, Connecticut facility.

        We anticipate 2012 consolidated capital expenditures to be between $20 and $25 million and we expect to fund these from our anticipated operating cash flow.

        Net cash used for investing activities was $16.1 million for the year ended December 31, 2010 and was primarily related to capital expenditures. Our capital expenditures for this period consisted primarily of equipment costs associated with the addition of new production lines, construction costs for our Malaysia facility expansion and initial costs relating to our recently acquired East Windsor, Connecticut facility.

        Net cash used for investing activities was $7.8 million for the year ended December 31, 2009. We reduced our capital expenditure activity from the prior year due to the negative economic conditions and having sufficient capacity for business levels.

        We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $25.3 million, $38.9 million and $32.3 million in the years ended December 31, 2011, 2010 and 2009, respectively. We believe that free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock, acquisitions and divestures.

        We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, including information technology infrastructure, land and buildings, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, and strengthening our consolidated balance sheets.

        Analysis of free cash flow also facilitates management's comparisons of our operating results to competitors' operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. Our management compensates for this limitation by providing information about our capital expenditures on the face of the cash flow statement and in the above discussion. During this year, we have recasted the previously disclosed December 31, 2010 and 2009 amounts for comparable purposes as a result of the strategic divesture of our QA business.

	Year Ended December 31, 2011 (unaudited)	Year Ended December 31, 2010 (unaudited)	Year Ended December 31, 2009 (unaudited)
Cash provided by operating activities from continuing operations	$46,818	$54,972	$40,139
Less: capital expenditures	(21,537)	(16,061)	(7,848)

Free cash flow	$25,281	$38,911	$32,291

        We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Cash Flow from Financing Activities from Continuing Operations

        Net cash used by financing activities was $0.8 million for the year ended December 31, 2011 primarily for the costs associated with securing the Credit Agreement offset by proceeds received from the exercise of stock options and related tax benefits received from the disqualifying dispositions of certain of those option exercises.

        Net cash used in financing activities was $0.4 million for the year ended December 31, 2010 primarily for the $1.1 million of proceeds received from the exercise of stock options and related tax benefits received from the disqualifying dispositions of certain of those option exercises that was more than offset by $1.5 million of other issuance costs.

        Net cash provided by financing activities was $28.4 million for the year ended December 31, 2009 resulting from IPO net proceeds of $30.9 million. These amounts were partially offset by cash payments of $1.1 million and $1.3 million that were incurred in connection with our IPO and amendment of our prior debt agreements, respectively.

Cash Flow from Discontinued Operations

        In the third quarter of 2011, we sold our QA business for $275.0 million, plus assumed cash. This resulted in estimated tax liability of $105.9 million, which relates to the gain on the sale and cash repatriated from certain foreign QA locations. The tax expense along with our historical interest expense related to our 2007 Credit Agreements is shown net against the QA operations as part of the net cash used in discontinued operations in the operating section of our cash flow statement. The $275.0 million purchase price received and $3.4 million of capital expenditures incurred by QA are included as part of the net cash provided by discontinued operations in the investing section of our cash flow statement. Also, the repayment of the debt outstanding as of September 1, 2011 and prior debt payments totaling $238.5 million are included in the net cash used in discontinued operations in the financing section of our cash flow statement.

Credit Facilities

        On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds and its co-investors, together with members of our Board of Directors, our executive officers, certain prior investors and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our "2007 Credit Agreements", in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185.0 million term loan facility, which was to mature on June 15, 2014, and a $20.0 million revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75.0 million term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15.0 million for letters of credit. On September 1, 2011, we repaid all amounts outstanding under the 2007 Credit Agreements from the proceeds of the sale of our QA business.

        Borrowings under the first lien credit facility bore interest at a rate equal to (1) in the case of term loans, at our option (i) the greater of (a) the rate of interest per annum determined by Credit Suisse, from time to time, as its prime rate in effect at its principal office in the City of New York, and (b) the federal funds rate plus 0.50% per annum (the "base rate"), and in each case plus 1.50% per annum or (ii) the LIBO plus 2.50% and (2) in the case of the revolving loans, at our option (subject to certain exceptions) (i) the base rate plus 1.50% when our total leverage ratio (as defined in the first lien credit facility) was greater than or equal to 5.25 to 1.00 ("leverage level 1"), the base rate plus 1.25% when our total leverage ratio was greater than or equal to 4.50 to 1.00 but less than 5.25 to 1.00 ("leverage level 2") and the base rate plus 1.00% when our total leverage ratio is less than 4.50 to 1.00 ("leverage level 3") or (ii) the LIBO plus 2.50% in the case of leverage level 1, 2.25% in the case of leverage level 2 and 2.00% in the case of leverage level 3. Borrowings under the second lien credit facility bore interest at a rate equal to, at our option (i) the base rate plus 6.00% or (ii) the LIBO plus 7.00%. For the first five years of the second lien credit facility, we had the option to pay interest in cash or in kind, by increasing the outstanding principal amount of the loans by the amount of accrued interest. Interest paid in kind on the second lien credit facility was at the rate of interest applicable to such loan described above plus an additional 1.50% per annum.

        As of September 1, 2011 and December 31, 2010, the weighted-average interest rate under our 2007 Credit Agreements was 4.12% and 4.18%, respectively.

        In addition to paying interest on outstanding principal under the 2007 Credit Agreements, we were required to pay a commitment fee at a rate equal to 0.50% per annum on the daily unused commitments available to be drawn under the revolving portion of the first lien credit facility. We were also required to pay letter of credit fees, with respect to each letter of credit issued, at a rate per annum equal to the applicable LIBO margin for revolving credit loans on the average daily amount of undrawn letters of credit plus the aggregate amount of all letter of credit disbursements that have not been repaid by us. We were also required to pay fronting fees, with respect to each letter of credit issued, at a rate specified by the issuer of the letters of credit and to pay Credit Suisse certain administrative fees from time to time, in its role as administrative agent. The term loans under the first lien credit facility amortized in quarterly installments of 0.25% of the principal amount.

        As anticipated and in conjunction with the closing of the sale of QA, this triggered non-compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, on September 1, 2011, we repaid all amounts due to Credit Suisse AG as administrative agent and collateral agent under the 2007 Credit Agreements from the proceeds of the sale of the Company's QA business. In order to sell the assets of the QA business free and clear of liens provided pursuant to the 2007 Credit Agreements, the Company terminated the 2007 Credit Agreements by using $237.7 million from proceeds of the sale to repay all outstanding amounts.

        On October 7, 2011, we entered into a multicurrency credit agreement among us, certain of our domestic subsidiaries, as guarantors (the "Guarantors"), the lenders from time to time party thereto (the "Lenders") and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of up to $150.0 million, which matures on October 7, 2015. The Credit Agreement includes a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

        The obligations under the Credit Agreement are unconditional and are guaranteed by substantially all of our existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees are secured on a first-priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

        Borrowings under the Credit Agreement may be used to finance working capital, capital expenditures and other lawful corporate purposes, including the financing of certain permitted acquisitions, payment of dividends and/or stock repurchases, subject to certain restrictions.

        Each Eurocurrency rate loan will bear interest at the Eurocurrency rate (as defined in the Credit Agreement) plus an applicable rate that will range from 200 basis points to 250 basis points based on our Consolidated Leverage Ratio (as defined in the Credit Agreement) plus, when funds are lent by certain overseas lending offices, an additional cost.

        Base rate loans and swing line loans will bear interest at the base rate (as defined below) plus the applicable rate, which will range from 100 basis points to 150 basis points based on our Consolidated

Leverage Ratio. The base rate is the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (ii) Bank of America's "prime rate" as publicly announced from time to time, and (iii) the Eurocurrency rate for Eurocurrency loans of one month plus 1%.

        If any amount is not paid when due under the Credit Agreement or an event of default exists, then, at the request of the lenders holding a majority of the unfunded commitments and outstanding loans, obligations under the Credit Agreement will bear interest at a rate per annum equal to 200 basis points higher than the interest rate otherwise applicable.

        In addition, we are required to pay the Lenders a commitment fee equal to an applicable rate, which will range from 25 basis points to 35 basis points based on our Consolidated Leverage Ratio from time to time, multiplied by the actual daily amount of the Lender's aggregate unused commitments under the Credit Agreement. The facility fee is payable quarterly in arrears. We will also pay a letter of credit fee equal to the applicable rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

        We may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the Credit Agreement, in whole or in part, without premium or penalty (other than if Eurocurrency loans are prepaid prior to the end of the applicable interest period) at any time by the delivery of a notice to that effect as provided under the Credit Agreement.

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

        Negative covenants include, among others, with respect to us and our subsidiaries, limitations on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments, transactions with affiliates, certain burdensome agreements, use of proceeds, and payment of other indebtedness. We and our subsidiaries are also subject to a limitation on mergers, dissolutions, liquidations, consolidations and disposals of all or substantially all of their assets. The Credit Agreement also requires us to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 2.50 to 1.00 during each fiscal quarter through the quarter ended September 30, 2013 and no more than 2.25 thereafter and a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.00 as of the end of any fiscal quarter. Based on our forecasted 2012 EBITDA and the required minimum Consolidated Leverage Ratio, we expect to be able to draw down on at least $50.0 million of the $150.0 million Credit Agreement during 2012. If our actual EBITDA, as defined in the Credit Agreement, is less than forecasted, we may not be able to borrow as much, or any amounts under the Credit Agreement.

        Since we had no outstanding borrowings under the Credit Agreement, our Consolidated Leverage Ratio was not applicable as of December 31, 2011. Our Fixed Charge Ratio was 398.0 to 1.0 as of the quarter ended December 31, 2011.

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

Contractual Obligations and Other Commitments

        As of December 31, 2011, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	2012	2013 - 2014	2015 - 2016	Thereafter
	(dollars in thousands)
Operating lease obligations	$1,025	$384	$488	$153	$—
Other contractual obligations(a)	—	—	—	—	—

Total	$1,025	$384	$488	$153	$—

(a)
Other contractual obligations exclude our ASC 740 liabilities for unrecognized tax benefits. See Note 10 to our Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        We have no off-balance sheet financing arrangements.

Effects of Inflation

        Inflation generally affects us by increasing costs of raw materials, labor and equipment. In 2011 and 2010, the price of our raw materials increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively.

Recently Issued Accounting Standards

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB ASC 220-10 established standards for the reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. We early adopted this standard effective June 30, 2011, and it did not have a material impact on our consolidated financial statements since we previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement.

        The FASB has subsequently issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard will not have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The FASB ASC 350-20 was amended to simplify how entities test goodwill for impairment. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying value amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendment in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We adopted this standard effective September 30, 2011, and it did not have an impact on our consolidated financial statements.

Forward-Looking Statements

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Annual Report on Form 10-K, we face risks and uncertainties that include, but are not limited to, the following: (i) excess capacity in the solar supply chain; (ii) our ability to increase our market share; (iii) demand for solar energy in general and solar modules in particular; (iv) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (v) the effects of the announced reductions to solar incentives in Germany and Italy; (vi) the extent to which we may be required to write-off accounts receivable, inventory or intangible assets including goodwill; (vii) product pricing pressures and other competitive factors; (viii) customer concentration in our business and our relationships with key customers; (ix) our ability to protect our intellectual property; (x) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (xi) our dependence on a limited number of third party suppliers for raw materials for our encapsulants and materials used in our processes; (xii) operating new manufacturing facilities and increasing production capacity at existing facilities; (xiii) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xiv) potential product performance matters and product liability; (xv) the extent and duration of the current downturn in the global economy; (xvi) the impact negative credit markets may have on us or our customers or suppliers; (xvii) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (xviii) maintaining sufficient liquidity in order to fund future profitable growth and long-term vitality; (xix) outcomes of litigation and regulatory actions; and (xx) the other risks and uncertainties described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in subsequent periodic reports on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Annual Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        We have foreign currency exposure related to our operations outside of the United States. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our consolidated results of operations. For the years ended December 31, 2011, 2010 and 2009, approximately $95.3 million, or 41.0%, $116.9 million, or 45.1% and $63.7 million, or 42.6%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and administrative costs related to these foreign currencies net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

        We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2011 would have caused a change in consolidated net assets of approximately $4.2 million and a change in net sales of approximately $9.5 million.

Interest Rate Risk

        We will be exposed to interest rate risk if we elect to draw down on our Credit Agreement. As of December 31, 2011, no amounts were outstanding under our Credit Agreement. Our Credit Agreement bears interest at floating rates based on the LIBO or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

        To manage our previous interest rate exposure and fulfill requirements under our prior credit facilities, effective September 13, 2007, we entered into an interest rate swap with Credit Suisse International that effectively converted a portion of our debt under our 2007 Credit Agreements from a floating interest rate to a fixed interest rate. Prior to the expiration of our interest rate swap agreement on September 30, 2010, our interest rate swap agreement was for a $130.0 million notional principal amount and had a fair value of a liability of $0 and $4.0 million as of December 31, 2010 and 2009, respectively. Such amount was reduced from the December 31, 2007 notional amount of $200.0 million on October 1, 2008.

Raw Material Price Risk

        The major raw material that we purchase for production of our encapsulants is resin and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. In 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts, adding inflation escalation price clauses in customer contracts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholders'/unitholders' equity, and of cash flows present fairly, in all material respects, the financial position of STR Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 14, 2012

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,794	$98,333
Accounts receivable, trade, less allowances for doubtful accounts of $225 and $255 in 2011 and 2010, respectively	14,535	28,247
Inventories	28,809	31,452
Prepaid expenses	1,234	732
Deferred tax assets	2,045	2,451
Income tax receivable	2,847	—
Other current assets	2,042	6,161
Current assets held for sale	—	28,153

Total current assets	110,306	195,529
Property, plant and equipment, net	63,474	52,163
Intangible assets, net	143,912	152,344
Goodwill	82,524	146,472
Deferred financing costs	1,225	4,470
Other noncurrent assets	650	216
Noncurrent assets held for sale	—	151,652

Total assets	$402,091	$702,846

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$1,850
Accounts payable	4,647	18,009
Accrued liabilities	9,445	8,925
Income taxes payable	6,735	8,152
Current liabilities held for sale	—	14,529

Total current liabilities	20,827	51,465
Long-term debt, less current portion	—	236,675
Deferred tax liabilities	48,585	54,372
Other long-term liabilities	2,174	2,258
Long-term liabilities held for sale	—	30,036

Total liabilities	71,586	374,806

COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,620,501 and 41,616,779 issued and outstanding, respectively in 2011 and 41,458,478 issued and outstanding in 2010	412	407
Treasury stock, at cost	(57)	—
Additional paid-in capital	229,512	222,784
Retained earnings	103,212	104,516
Accumulated other comprehensive (loss) income, net	(2,574)	333

Total stockholders' equity	330,505	328,040

Total liabilities and stockholders' equity	$402,091	$702,846

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

All amounts in thousands except share and per share amounts

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales	$232,431	$259,200	$149,521
Cost of sales	160,446	151,824	91,213

Gross profit	71,985	107,376	58,308
Selling, general and administrative expenses	30,394	25,071	20,282
Provision for bad debt expense	379	111	1,207
Goodwill impairment (Note 7)	63,948	—	—
Asset impairment (Note 6)	1,861	—	—

Operating (loss) income	(24,597)	82,194	36,819
Interest income, net	237	111	136
Deferred financing costs	(4,552)	(1,327)	(1,522)
Foreign currency transaction gain (loss)	157	440	(398)

(Loss) earnings from continuing operations before income tax expense	(28,755)	81,418	35,035
Income tax expense from continuing operations	10,673	26,669	10,757

Net (loss) earnings from continuing operations	$(39,428)	$54,749	$24,278
Discontinued operations (Note 3):
Earnings (loss) from discontinued operations before income tax expense	113,512	(7,581)	(2,004)
Income tax expense (benefit) from discontinued operations	75,388	(2,143)	(715)

Net earnings (loss) from discontinued operations	$38,124	$(5,438)	$(1,289)
Net (loss) earnings	$(1,304)	$49,311	$22,989

Other comprehensive (loss) income:
Foreign currency translation (net of tax effect of $(846), $1,149 and $(569), respectively)	(1,572)	(376)	1,063

Other comprehensive (loss) income	(1,572)	(376)	1,063

Comprehensive (loss) income	$(2,876)	$48,935	$24,052

Net (loss) earnings per share (Note 4):
Basic from continuing operations	$(0.96)	$1.36	$0.66

Basic from discontinued operations	0.93	(0.14)	(0.03)

Basic	$(0.03)	$1.22	$0.63

Diluted from continuing operations	$(0.96)	$1.30	$0.65

Diluted from discontinued operations	0.93	(0.13)	(0.04)

Diluted	$(0.03)	$1.17	$0.61

Weighted-average shares outstanding (Note 4):
Basic	40,886,022	40,302,509	36,638,402

Diluted	40,886,022	42,126,502	37,514,790

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' / UNITHOLDERS' EQUITY
All amounts in thousands except share / unit and per share / unit amounts

	Units Class A		Units Class F
					Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' / Unitholders' Equity
									Additional Paid-In Capital		Retained Earnings
	Issued	Amount	Issued	Amount	Issued	Amount	Acquired	Amount
Balance at January 1, 2009	17,865	$178,649	392	$1,456	—	$—	—	$—	$—	$(354)	$32,216	$211,967
Stock-based compensation pre IPO		—	98	238	—	—	—	—	—		—	238
Conversion of membership units into common stock	(17,865)	(178,649)	(490)	(1,694)	36,745,031	367		—	182,906	—	—	2,930
Issuance of common stock pursuant to IPO, net of offering costs	—	—	—	—	3,300,000	33	—	—	24,980	—	—	25,013
Stock-based compensation	—	—	—	—	121,366	2	—	—	7,068	—	—	7,070
Net earnings	—	—	—	—	—	—	—	—	—	—	22,989	22,989
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,063	—	1,063

Balance at December 31, 2009	—	$—	—	$—	40,166,397	$402		$—	$214,954	$709	$55,205	$271,270

Offering costs from IPO	—	$—	—	$—	—	$—	—	$—	$(467)	$—	$—	$(467)
Stock-based compensation	—	—	—	—	470,802	4	—	—	7,847	—	—	7,851
Proceeds from exercise of stock options	—	—	—	—	93,554	1	—	—	949	—		950
Option exercise recognized tax benefit	—	—	—		—		—	—	142	—	—	142
Purchase of minority interest of STR Registrar	—	—	—	—	—	—	—		(641)	—	—	(641)
Net earnings	—	—	—	—	—	—	—	—	—	—	49,311	49,311
Foreign currency translation	—	—	—	—	—	—		—	—	(376)	—	(376)

Balance at December 31, 2010	—	$—	—	$—	40,730,753	$407	—	$—	$222,784	$333	$104,516	$328,040

Stock-based compensation	—	$—	—	$—	404,831	$4	—	$—	$6,087	$—	$—	$6,091
Proceeds from exercise of stock options	—	—	—	—	59,606	1	—	—	595	—	—	596
Option exercise recognized tax benefit	—	—	—	—	—		—	—	77	—	—	77
Net settlement of options	—	—	—	—	—		—	—	(31)	—	—	(31)
Purchase of treasury stock	—	—	—	—	(3,722)	—	3,722	(57)	—	—	—	(57)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,304)	(1,304)
Reclass of discontinued operations loss out of accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	(1,335)	—	(1,335)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,572)	—	(1,572)

Balance at December 31, 2011	—	$—	—	$—	41,191,468	$412	3,722	$(57)	$229,512	$(2,574)	$103,212	$330,505

        See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
OPERATING ACTIVITIES
Net (loss) earnings	$(1,304)	$49,311	$22,989
Net (earnings) loss from discontinued operations	(38,124)	5,438	1,289

Net (loss) earnings from continuing operations	(39,428)	54,749	24,278
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation	8,193	6,896	5,855
Goodwill impairment	63,948	—	—
Asset impairment	1,861	—	—
Amortization of intangibles	8,432	8,432	8,432
Amortization of deferred financing costs	966	1,327	1,522
Write-off of deferred debt costs on early extinguishment of debt	3,586	—	—
Stock-based compensation expense	4,436	6,594	6,296
(Gain) loss on disposal of property, plant and equipment	(35)	11	—
Provision for bad debt expense	379	111	1,207
Deferred income tax benefit	(4,701)	(4,838)	(2,920)
Changes in operating assets and liabilities:
Accounts receivable	13,541	(9,514)	1,340
Income tax receivable	(2,847)	—	—
Inventories	2,709	(19,437)	6,607
Other current assets	4,071	(4,874)	(990)
Accounts payable	(12,410)	9,426	(3,213)
Accrued liabilities	(50)	1,440	(460)
Income taxes payable	(6,235)	5,268	(6,231)
Other, net	402	(619)	(1,584)

Net cash provided by continuing operations	46,818	54,972	40,139
Net cash (used in) provided by discontinued operations	(109,341)	3,769	7,719

Net cash (used in) provided by operating activities	(62,523)	58,741	47,858

INVESTING ACTIVITIES
Capital expenditures	(21,537)	(16,061)	(7,848)
Proceeds from sale of fixed assets	43	—	—

Net cash used in continuing operations	(21,494)	(16,061)	(7,848)
Net cash provided by (used in) discontinued operations	274,354	(2,990)	(10,986)

Net cash provided by (used in) investing activities	252,860	(19,051)	(18,834)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	596	950	—
Option exercise recognized tax benefit	77	142	—
Net settlement of options	(31)	—	—
Purchase of treasury stock	(57)	—	—
Proceeds received from issuance of common stock pursuant to IPO, net of offering costs	—	—	30,855
Other issuance costs	(1,306)	(1,535)	(2,458)

Net cash provided by (used in) continuing operations	(721)	(443)	28,397
Net cash used in discontinued operations	(238,525)	(1,981)	(17,015)

Net cash (used in) provided by financing activities	(239,246)	(2,424)	11,382

Effect of exchange rate changes on cash	1,073	215	875

Net (decrease) increase in cash and cash equivalents	(47,836)	37,481	41,281
Cash and cash equivalents, beginning of period	106,630	69,149	27,868

Cash and cash equivalents, end of period	58,794	106,630	69,149

Less cash and cash equivalents of discontinued operations, end of period	—	8,297	8,927

Cash and cash equivalents from continuing operations, end of period	$58,794	$98,333	$60,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,699	$14,359	$15,820

Income taxes	$114,482	$20,974	$15,647

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of contingently redeemable units to common stock	$—	$—	$2,930

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

        These consolidated financial statements reflect the financial statements of STR Holdings, Inc. ("Holdings") or (the "Company") and its subsidiaries on a consolidated basis. The consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, represent the new basis of accounting for STR Holdings, Inc. and its subsidiaries that reflect the June 15, 2007 DLJ Transactions discussed below. The Quality Assurance business' ("QA") historical operating results and the interest expense associated with our prior first lien credit agreement and the second lien credit agreement (together, the "2007 Credit Agreements") are recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented. In accordance with ASC 360—Property, Plant and Equipment, the assets and liabilities of the QA business have been classified as assets held for sale as of September 1, 2011. For comparative purposes, the Company has reclassified the assets and liabilities of the QA business as assets held for sale in all prior periods presented. See Note 3 below.

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

Nature of Operations

        The Company was incorporated in 1944 as a plastics and industrial materials research and development company and evolved into two core businesses: solar encapsulant manufacturing and quality assurance services. The Company currently designs, develops and manufactures encapsulants that protect the embedded semiconductor circuits of solar panels for sale to solar module manufacturers worldwide.

        The Company launched their former QA business in 1973 and commenced sales of solar encapsulant products in the late 1970s. The Company's strategic divesture of the QA business is described below and in Note 3.

        On September 1, 2011, the Company completed the sale of QA to Underwriters Laboratories, Inc. ("UL"). This strategic divesture was executed to allow the Company to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company's polymer manufacturing capabilities, and to retire its long-term debt. The following transactions occurred as a result of the divesture:

  •
  The Company received $275,000, plus assumed cash in proceeds. The sale generated an after-tax gain of approximately $14,071 that included a tax liability of approximately $105,934. This gain is recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and the proceeds received are recorded in discontinued operations in the Consolidated Statements of Cash Flows in 2011.

  •
  In order to sell the assets of QA free and clear of liens provided pursuant to the 2007 Credit Agreements, the Company terminated the 2007 Credit Agreements by using $237,732 of the sale

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

    proceeds to repay all amounts outstanding thereunder on September 1, 2011 to Credit Suisse AG as administrative and collateral agent. The cash payment was recorded in discontinued operations in 2011 in the Consolidated Statements of Cash Flows. The interest expense associated with the 2007 Credit Agreements was recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented.

  •
  Upon termination of the 2007 Credit Agreements, the Company wrote off the unamortized deferred financing cost of $3,586. The write-off was recorded to continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

  •
  In conjunction with the sale, the Company entered into an agreement to lease its real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The term of the lease is for one year. Since this property generates rental income of $300 per year, the Company evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1,861 was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

  •
  On October 7, 2011, the Company entered into a multicurrency credit agreement (the "Credit Agreement") among the Company, certain Company domestic subsidiaries, as guarantors (the "Guarantors"), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of up to $150,000 that matures on October 7, 2015. The Credit Agreement includes a $50,000 sublimit for multicurrency borrowings, a $25,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting the Company to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50,000 from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

        On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds, or ("DLJMB"), and its co-investors, together with members of STR Holdings, Inc.'s Board of Directors, its executive officers, certain prior investors and other members of management, acquired 100% of the voting equity interests in the Company's wholly-owned subsidiary, Specialized Technology Resources, Inc. for $365,600, including transaction costs (the "Acquisition"). They acquired Specialized Technology Resources, Inc. for investment purposes.

        In connection with the Acquisition:

  •
  DLJMB and its co-investors contributed $145,700 in cash for approximately 81.6% of the voting equity interests in STR Holdings LLC;

  •
  Dennis L. Jilot, our Executive Chairman, Robert S. Yorgensen, our President and Chief Executive Officer, and Barry A. Morris, our Executive Vice President and Chief Financial Officer, exchanged a portion of their existing equity investments in Specialized Technology

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

    Resources, Inc., valued at approximately $11,500, for approximately 6.4% of the voting equity interests in STR Holdings LLC;

  •
  other stockholders of Specialized Technology Resources, Inc., including some current and former employees and former directors, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $21,500, for approximately 12.0% of the voting equity interests in STR Holdings LLC;

  •
  Specialized Technology Resources, Inc., as borrower, and STR Holdings LLC, as a guarantor, entered into a first lien credit facility providing for a fully drawn $185,000 term loan facility and an undrawn $20,000 revolving credit facility and a second lien credit facility providing for a fully drawn $75,000 term loan facility, in each case, with Credit Suisse, as administrative agent and collateral agent; and

  •
  with the cash contributed from DLJMB and its co-investors and the borrowings under the Company's first lien and second lien credit facilities, STR Holdings LLC (i) purchased the remaining shares of stock in Specialized Technology Resources, Inc. for $324,700, (ii) repaid $61,700 of debt held by Specialized Technology Resources, Inc., (iii) settled Specialized Technology Resources, Inc. stock options for $1,500, (iv) paid financing costs of $7,900 and transaction costs of $4,400, and (v) retained the remaining $5,500 in proceeds for working capital purposes. The Company refers to the foregoing transactions collectively as the "DLJ Transactions."

        Prior to November 5, 2009, the Company conducted its business through STR Holdings LLC and its subsidiaries. STR Holdings (New) LLC ("NewCo"), a Delaware limited liability company, was formed on September 30, 2009 as an indirect subsidiary of STR Holdings LLC and held no material assets and did not engage in any operations.

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

        On November 12, 2009, the Company closed its initial public offering ("IPO") of 12,300,000 shares of common stock at an offering price of $10 per share, of which 3,300,000 shares were sold by the Company and 9,000,000 shares were sold by selling stockholders. The Company raised approximately $25,000 in net proceeds after deducting underwriting discounts, commissions and other offering costs of approximately $7,800. Effective with the conversion of NewCo into STR Holdings, Inc., the outstanding units were automatically converted into shares of common stock and restricted common stock.

        On December 7, 2009, the Company closed the partial exercise of the over-allotment option granted by the selling stockholders given in connection with the IPO which resulted in a total purchase of 1,695,000 shares at the IPO price of $10 per share. The Company did not receive any of the proceeds from the sale of the shares as a result of the exercise of the over-allotment option.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

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

        Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company's significant estimates include its revenue recognition, allowance for doubtful accounts receivable, inventory valuation, the recorded amounts and amortization periods of its intangible assets, valuation of goodwill, product performance accrual, income taxes payable, deferred income taxes, its assessment of uncertain tax positions and its valuation of stock-based compensation costs. Actual results could differ materially from these estimates.

        Fair Value Estimates.    ASC 820-10 Fair Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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

        As of December 31, 2011 and 2010, the Company did not have any non-recurring measurements of nonfinancial assets and nonfinancial liabilities. The carrying values for cash, accounts receivable, accounts payable, accrued liabilities and other current assets and liabilities approximate their fair values due to their short maturities.

        Foreign Currency Translation and Transactions.    The Company's international operations use the local currency as their functional currency, except for our Malaysian subsidiary whose functional currency is the U.S. dollar. Assets and liabilities of international operations are translated at period-end

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in net earnings.

        Cash and Cash Equivalents.    All highly-liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company deposits its cash balances with a small number of banks. Cash balances in these accounts generally exceed government insured limits.

        Recognition of Revenue and Accounts Receivable.    The Company recognizes revenue net of any sales returns and allowances when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

        The Company recognizes revenue from the manufacture and sale of its products either at the time of shipping or at the time the product is received at the customer's port or dock, depending upon terms of the sale.

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

        Prior to 2009, inventory write downs were not a significant factor in the valuation of inventory. Due to the recessionary economic environment that existed during the first six months of 2009, some customers canceled or delayed the delivery of orders after the product was manufactured but not yet shipped. As such, $1,000 of inventory write downs were recognized during the year ended December 31, 2009.

        In 2011, the Company recorded approximately $1,000 of inventory write downs associated with an agreement for the return of product that it could not resell in conjunction with the settlement of overdue accounts receivable balances. Since the Company was unable to resell the returned product, the Company reduced the inventory carrying value to zero. The Company also incurred a write down of

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximately $1,000 associated with finished goods produced under a customer order but later cancelled by the customer prior to shipment.

        Property, Plant and Equipment.    Property, plant and equipment are recorded at cost and include expenditures for items that increase the useful lives of existing equipment. Maintenance and repairs are expensed as incurred. The property, plant and equipment accounts are relieved at cost, less related accumulated depreciation, when properties are disposed of or otherwise retired. Gains and losses from disposal of property, plant and equipment are included in net earnings.

        In accordance with ASC 360—Property, Plant, and Equipment, the Company reviews the carrying value of its long-lived assets, including property, plant and equipment, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's fair value. Fair value is estimated based upon discounted future cash flows or other reasonable estimates of fair market value. The Company recognized an impairment loss of $1,861 during the third quarter of 2011. See Note 6 below.

        The Company performed an impairment assessment due to the closing of the Florida facility during the third quarter of 2011 that resulted in no impairment. However, the Company recorded $512 of accelerated depreciation associated with shortened useful lives of machinery and equipment. The facility was closed as of December 31, 2011.

        In conjunction with the Company's goodwill impairment test, it also performed an impairment assessment of its property, plant and equipment as of December 31, 2011. No impairment existed and no change to the estimated useful lives was required.

        The Company had no impairments of its property, plant and equipment in each of 2010 and 2009.

        Goodwill.    Goodwill represents the excess of the purchase price consideration over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment in accordance with the two-step method described in ASC 350—Intangibles, Goodwill and Other. The Company performs its annual impairment review of goodwill on October 1st and will also perform a review if at any time facts and circumstances warrant.

        During the fourth quarter of 2011, the Company recorded a goodwill impairment of $63,948. Refer to Note 7. The Company completed its required annual impairment testing in the fourth quarter of 2010 and 2009, which resulted in no impairments to the Company's goodwill.

        Intangible Assets.    The Company accounts for business acquisitions using the purchase method of accounting and records definite-lived intangible assets separately from goodwill. Intangible assets are recorded at their estimated fair value at the date of acquisition. See Note 7 below.

        The Company's intangible assets include its customer relationships, trademarks and proprietary technology and resulted from the DLJ Transactions that occurred in June of 2007.

        The Company's customer relationships consist of the value associated with existing contractual arrangements as well as expected value to be derived from future contract renewals of its customers.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company's proprietary technology represents the value of its manufacturing processes and trade secrets. The Company determined its value using the "relief-from-royalty" method. The useful life of proprietary technology was determined by consideration of a number of factors, including elapsed time, prior innovations and potential future technological changes.

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

        Deferred Financing Costs.    The Company capitalizes debt issuance costs and amortizes the costs to expense over the term of the related debt facility. The Company's 2007 Credit Agreements were paid in full. As such, the related unamortized deferred financing costs were expensed immediately. The Company recorded $4,470 of amortization expense related to 2007 Credit Agreements for the year ended December 31, 2011. In connection with the Credit Agreement, the Company incurred $1,306 of issuance costs in 2011. Amortization of deferred financing costs was $4,552, $1,327 and $1,522 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company operates in multiple taxing jurisdictions and is subject to the jurisdiction of a number of U.S. and non-U.S. tax authorities and to tax agreements and treaties among those authorities. Operations in these jurisdictions are taxed on various bases in accordance with jurisdictional regulations.

        Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the Company's provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 10 below.

        Product Performance Accrual.    The Company does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. As of December 31, 2011, the Company has an accrual of $4,762 relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of the Company's customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

        Cost of Sales.    The Company includes the cost of inventory sold and related costs for the distribution of its product in cost of sales. These costs include raw materials and other components, direct labor, product performance matters, manufacturing overhead, salaries, and other personnel-related expenses, write-off of inventory, quality control, freight, insurance, depreciation and amortization of intangibles. Shipping and handling costs are classified as a component of cost of sales. Customer payments for shipping and handling costs are recorded as a component of net sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of salaries, travel, commissions and other personnel-related expenses for employees engaged in sales, marketing and support of the Company's products and services, trade shows and promotions. General and administrative expenses consist of expenses for the Company's executive, finance, administrative, information technology, compliance and human resource functions.

        Research and development expense is also recorded in selling, general and administrative expenses. The Company has a long history of innovation dating back to its establishment in 1944 as a plastic and polymer research and development firm. As the Company's operations have expanded from solely providing research and development activities into the manufacturing of solar encapsulants, it has created a separate research and development function for employees and costs that are fully dedicated to research and development activities. The Company incurred $2,562, $1,800 and $700 of research and development expense in 2011, 2010 and 2009, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Due to the Company's legacy of innovation, other employees spend some of their time related to research and development activities. However, the Company does not allocate such costs or allocate overhead to research and development. Accordingly, such amounts are recorded in selling, general and administrative expenses as incurred.

        Stock-Based Compensation.    In accordance with ASC 718—Compensation—Stock Compensation, the Company recognizes the grant date fair value of stock-based awards as compensation expense over the vesting period of the awards. See Note 13 below.

        Earnings Per Share.    The Company computes net earnings per share in accordance with ASC 260—Earnings Per Share. Under the provisions of ASC 260, basic net earnings per share is computed by dividing the net earnings available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net earnings per common share adjusts basic net earnings per common share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. See Note 4 below.

        Comprehensive Income.    Comprehensive income consists of net earnings and the effects on the consolidated financial statements of translating the financial statements of the Company's international subsidiaries. Comprehensive income is presented in the consolidated statements of comprehensive income. The Company's accumulated other comprehensive income is presented as a component of equity in its consolidated balance sheets and consists of the cumulative amount of the Company's foreign currency translation adjustments, net of tax impact.

Recent Accounting Pronouncements:

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB ASC 220 established standards for the reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. The Company early adopted this standard effective June 30, 2011, and it did not have a material impact on the Company's consolidated financial statements since the Company previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The FASB has subsequently issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard will not have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The FASB ASC 350-20 was amended to simplify how entities test goodwill for impairment. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying value amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendment in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company adopted this standard effective September 30, 2011, and it did not have an impact on the Company's consolidated financial statements.

NOTE 3—DISCONTINUED OPERATIONS

        On August 16, 2011, the Company entered into an equity purchase agreement to sell its QA business to UL for $275,000 plus assumed cash. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufactures to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. In addition, the Company and UL entered into a transition services agreement, pursuant to which the Company agreed to provide certain services to UL following the closing of the sale, including accounting, tax, legal, payroll and employee benefit services. In addition, UL agreed to provide certain

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

information technology services to the Company pursuant to such agreement. On September 1, 2011, the Company completed the sale of the QA business for total net cash proceeds of $283,376, which included $8,376 of estimated cash assumed in certain QA locations. On September 1, 2011, pursuant to the terms and conditions of the purchase agreement, as amended, the Company transferred the applicable assets, liabilities, subsidiaries and employees of the QA segment to Nutmeg Holdings, LLC ("Nutmeg") and STR International, LLC ("International," and together with Nutmeg and their respective subsidiaries, the "Nutmeg Companies"), and immediately thereafter sold its equity interest in each of the Nutmeg Companies to designated affiliates of UL. In accordance with ASC 360—Property, Plant and Equipment, the assets and liabilities of the QA business have been classified as assets held for sale as of September 1, 2011. For comparative purposes, the Company has reclassified the assets and liabilities of the QA business as assets held for sale in all prior periods presented. The Company decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company's polymer manufacturing capabilities, and to retire its long-term debt.

        In the fourth quarter of 2011, the Company received $2,727 in additional cash proceeds from UL for the finalization of the excess cash and working capital adjustments in accordance with the purchase agreement.

        In accordance with ASC 250-20 Presentation of Financial Statements—Discontinued Operations and ASC 740-20 Income Taxes—Intraperiod Tax Allocation, the accompanying consolidated statements of comprehensive income and cash flows present the results of QA as discontinued operations. Prior to the sale, QA was a segment of the Company. The Company will have no continuing involvement in the operations of the QA business and will not have any direct cash flows from the QA business subsequent to the sale. Accordingly, the Company has presented QA as discontinued operations in all periods presented in these consolidated financial statements.

        As anticipated and in conjunction with the closing of the sale of the QA business, the Company triggered non-compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, on September 1, 2011, the Company repaid all amounts due to Credit Suisse AG as administrative agent and collateral agent, under their first lien credit agreement and second lien credit agreement from the proceeds of the sale of the Company's QA business. In order to sell the assets of the QA business free and clear of liens provided pursuant to the 2007 Credit Agreements, the Company terminated the 2007 Credit Agreements by using approximately $237,732 from proceeds of the sale to repay all amounts outstanding thereunder.

        In connection with the pay off of all the existing debt, the Company also wrote off $3,586 of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        The following tables set forth the assets and liabilities of the QA business classified as held for sale as of September 1, 2011 and December 31, 2010:

	September 1, 2011	December 31, 2010
Cash	$8,436	$8,297
Accounts receivable, net	16,800	15,061
Unbilled receivables	2,070	2,444
Prepaid expenses	1,088	976
Deferred tax assets	—	756
Other current assets	1,224	619

Current assets held for sale	$29,618	$28,153

Property, plant and equipment, net	$20,108	$21,096
Intangible assets, net	50,266	52,316
Goodwill	76,887	76,887
Other noncurrent assets	1,841	1,353

Noncurrent assets held for sale	$149,102	$151,652

Accounts payable	$3,049	$2,362
Accrued liabilities	5,030	6,725
Income taxes payable	939	90
Deferred revenue	5,735	5,352

Current liabilities held for sale	$14,753	$14,529

Deferred tax liabilities	$30,546	$29,981
Other long-term liabilities	193	55

Long-term liabilities held for sale	$30,739	$30,036

        The following table sets forth the operating results of the QA business as being presented as a discontinued operation for the years ended December 31, 2011, 2010 and 2009, respectively:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales	$76,667	$112,629	$115,424

Loss from operations before income tax expense	(6,493)	(7,581)	(2,004)
Gain on sale before income tax expense	120,005	—	—

Net earnings (loss) before income tax expense	$113,512	$(7,581)	$(2,004)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        The following table sets forth the gain recorded in connection the sale of the QA business:

Year Ended December 31, 2011
Proceeds	$286,103
Less transaction costs	(2,324)

Proceeds, net of expenses	283,779
Book value of assets sold excluding deferred tax liability	(163,774)

Gain on sale before income tax expense	120,005
Income tax expense	(105,934)

Gain on sale	$14,071

NOTE 4—EARNINGS PER SHARE

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

        The impact of this issuance has been applied on a retrospective basis to determine earnings per share for 2009. The number of common shares reflected in the calculation is the total number of shares (vested and unvested) issued to the Company's unitholders based upon their units held on the IPO date. The vesting provisions of the units have been applied to the total common shares issued to determine basic earnings per share (based upon vested common shares equivalent to vested units) and diluted earnings per share (based upon the treasury stock method for unvested restricted common shares equivalent to unvested units).

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—EARNINGS PER SHARE (Continued)

        The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Basic and diluted net earnings per share
Numerator:
Net (loss) earnings from continuing operations	$(39,428)	$54,749	$24,278
Net earnings (loss) from discontinued operations	38,124	(5,438)	(1,289)

Net (loss) earnings	$(1,304)	$49,311	$22,989

Denominator:
Weighted-average shares outstanding	40,886,022	40,302,509	36,638,402
Add:
Dilutive effect of stock options	—	1,069,873	—
Dilutive effect of restricted common stock	—	754,120	876,388

Weighted-average shares outstanding with dilution	40,886,022	42,126,502	37,514,790

Basic (loss) earnings per share	$(0.03)	$1.22	$0.63
Diluted (loss) earnings per share	$(0.03)	$1.17	$0.61

Net (loss) earnings per share:
Basic from continuing operations	$(0.96)	$1.36	$0.66

Basic from discontinued operations	0.93	(0.14)	(0.03)

Basic	$(0.03)	$1.22	$0.63

Diluted from continuing operations	$(0.96)	$1.30	$0.65

Diluted from discontinued operations	0.93	(0.13)	(0.04)

Diluted	$(0.03)	$1.17	$0.61

        Due to a loss from continuing operations during the year ending December 31, 2011, the weighted-average common shares outstanding does not include 543,088 of stock options and 397,641 of restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

        Because the effect would be anti-dilutive, 314,236, 193,236 and 3,495,685 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

NOTE 5—INVENTORIES

        Inventories consist of the following:

	December 31, 2011	December 31, 2010
Finished goods	$3,112	$4,338
Raw materials	25,697	27,114

Inventories	$28,809	$31,452

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	Estimated Useful Lives	December 31, 2011	December 31, 2010
Land		$5,868	$4,619
Buildings and improvements	15 - 40	16,875	12,085
Machinery and equipment	5 - 8	43,604	40,158
Furniture, fixtures and computer equipment	3 - 5	2,636	2,076
Less: accumulated depreciation		(19,925)	(15,591)

Subtotal		49,058	43,347
Construction in progress		14,416	8,816

Property, plant and equipment, net		$63,474	$52,163

        Depreciation expense was $8,193, $6,896 and $5,855 for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

        In connection with the sale of the QA business, the Company leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The term of the lease is for one year. Since this property generates rental income of $300 per year, the Company evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1,861 was recognized during 2011.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

        The Company has recorded the estimated fair values of intangible assets acquired in connection with the Acquisition. The amounts recorded, estimated lives, and amortization methods are as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Useful Lives
Customer relationships	$71,100	$16,146	$54,954	$71,100	$12,590	$58,510	20 years
Trademarks	40,800	6,177	34,623	40,800	4,817	35,983	30 years
Proprietary technology	70,300	15,965	54,335	70,300	12,449	57,851	20 years

	$182,200	$38,288	$143,912	$182,200	$29,856	$152,344

        The Company amortizes its intangible assets utilizing the straight-line method as this method approximates the economic benefit derived from these assets. Amortization expense of such assets was $8,432 for each of the years ended December 31, 2011, 2010 and 2009.

        In accordance with ASC 350—Intangibles—Goodwill and Other, the Company assesses the impairment of its definite-lived intangible assets whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—INTANGIBLE ASSETS AND GOODWILL (Continued)

Company assesses if the following factors are present which would cause an impairment review: a significant or prolonged decrease in sales that are generated under its trademarks; loss of a significant customer or reduction in its customers' demand for their products driven by competition they encounter; a significant adverse change in the extent to or manner in which the Company uses its trademarks or proprietary technology; and such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors.

        Due to continued depressed solar market conditions and in conjunction with its goodwill impairment assessment, the Company tested its intangible assets for impairment as of December 31, 2011. The Company has concluded that no impairment exists as the sum of the undiscounted expected future cash flows exceeded each of its intangible assets' carrying value as of December 31, 2011. The Company also determined that no change to the estimated useful lives was required. However, if the Company experiences a significant reduction in sales volume or profitability in the future or any adverse circumstances as discussed above, certain of its intangible assets may be subject to future impairment.

        Estimated future amortization expense at December 31, 2011 is as follows:

2012	$8,432
2013	8,432
2014	8,432
2015	8,432
2016	8,432
Thereafter	101,752

$143,912

        Goodwill was $82,524 at December 31, 2011 and $146,472 at December 31, 2010. Goodwill is not deductible for tax purposes.

        In assessing if there is an impairment of goodwill, the Company first determines the fair value of its one reporting unit. If the fair value of its reporting unit was less than its carrying value, the Company would allocate the current fair value of the reporting unit to the assets and liabilities of the reporting unit to estimate the reporting unit's implied goodwill. If such implied goodwill was less than the carrying value of such goodwill, the Company would record an impairment charge for the amount of such difference.

        The Company completes its annual impairment assessment of goodwill as of October 1st of each year. Therefore, as of October 1, 2011, the Company performed its annual impairment testing based on the information available as of that date. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company's cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. The methodology used on October 1, 2011 was consistent with that used in the prior year. The Company believes the cash flow projections utilized and/or market multiples and valuation assumptions were reasonable and consistent with the expectations of market participants. Based on this

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—INTANGIBLE ASSETS AND GOODWILL (Continued)

assessment, the Company passed the first step of the two-step method described in ASC 350. As such, the Company concluded that goodwill was not impaired as of October 1, 2011.

        Due to the Company's net book value exceeding the market capitalization of its common stock in the fourth quarter of 2011, weakening solar market conditions that were greater than the Company anticipated and the price reductions granted to customers for anticipated 2012 volume, the Company determined that a trigger event occurred to test its reporting unit for impairment as of December 31, 2011. As such, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit's net book value exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that its implied fair value of goodwill was lower than its carrying value and recorded a goodwill impairment charge of $63,948.

        Inherent in management's development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted-average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both company-specific factors and overall economic conditions. Further declines may occur depending on its future cash flows that may be significantly impacted by the economy in the regions served, the retention of its customers, the cost and inventory management initiatives of its customers, continuation of existing sales volume, effectiveness of its sales force and the market capitalization of its common stock. As such, the Company's goodwill may become impaired in the future.

NOTE 8—LEASES

        The Company leases facility space under non-cancelable operating leases. The leases require the Company to pay property taxes, common area maintenance and certain other costs in addition to base rent. The Company also leases office equipment under operating leases. Future minimum payments under all non-cancelable operating leases were as follows as of December 31, 2011:

2012	$384
2013	249
2014	239
2015	153
2016	—
Thereafter	—

$1,025

        Rental expense on facility space and equipment operating leases was $1,673, $1,281 and $914 for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES

        The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. The Company has accrued for specific product performance matters incurred in 2011 and 2010 that are probable and estimable based on its best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company's product performance liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2011	December 31, 2010
Balance as of beginning of period	$4,109	$4,210
Additions	1,783	1,123
Reductions	(1,130)	(1,224)

Balance as of end of period	$4,762	$4,109

        The majority of this accrual relates to a quality claim by one of the Company's customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006.

        During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450, Contingencies, the Company has accrued the estimated cost to remediate of $413, which includes an adjustment of $253 over the Company's prior estimate. During the year ended December 31, 2011, the Company utilized $63 of this accrual, leaving a balance of $350 as of December 31, 2011.

        As previously disclosed, in October 2007, the Company's wholly-owned subsidiary, Specialized Technology Resources, Inc. ("STR"), filed a complaint against James P. Galica ("Galica") and JPS Elastomerics Corp. ("JPS") in the Massachusetts Superior Court in Hampshire County (the "Court"). STR alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the "State Court Action"). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for STR's polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated STR's trade secrets. On January 27, 2011, the Court awarded STR the right to recover from the defendants (i) actual monetary damages of $1,100, (ii) punitive damages of $2,200, (iii) reasonable attorney's fees of $3,900, (iv) reasonable costs of $1,100, and (v) 12% interest on each of the monetary awards from the date of the judgment (except for the actual monetary damages which accrues interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction (the "Production Injunction") against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using STR's trade secrets.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        On September 17, 2010, JPS filed an amended complaint against STR, in the U.S. District Court for the District of Massachusetts (the "Federal Court Action"). The amended complaint alleged various antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60,000 in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, STR filed a motion to dismiss the amended complaint, and on January 5, 2011 the Court held a hearing on STR's motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. JPS filed its appellate brief on May 2, 2011 and STR filed its appellate brief on June 14, 2011.

        On February 10, 2012, the Company, STR, JPS, JPS Industries, Inc., the parent corporation of JPS, and Galica entered into a Global Settlement Agreement and Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties agreed to, (i) payment by JPS of $7,100 to the Company (which was received on February 16, 2012), (ii) dismissals of the State Court Action, the Federal Court Action, and all associated appeals and proceedings, (iii) the satisfaction of outstanding judgments in the State Court Action, (iv) the disbursement to the Company of $69, deposited with and held in escrow by the Court, (v) the discharge of attachments of certain assets of JPS, (vi) the modification of the injunction issued in the State Court Action: (a) reducing the term of the Production Injunction from five years to four years, (b) permitting JPS to permanently bond encapsulant to fiberglass mesh and laminate non-low shrink encapsulant to paper, (c) the deletion of JPS's obligations with respect to the review and deletion of certain documents, (vii) the delivery to the Company by JPS of certain components of an equipment line purchased by it, (viii) the deletion by JPS of certain data, (ix) the general release of claims by the parties related to the State Court Action and the Federal Court Action, subject to the retention by the Company of certain rights, (x) the covenant by JPS not to sue the Company (and its affiliates) with respect to matters related to the Federal Court Action, (xi) the agreement by JPS and Galica to cooperate with the Company in connection with investigations related to the potential dissemination of the Company's trade secrets, and (xii) certain other customary terms and conditions.

        The Company will record the $7,100 cash proceeds as a gain in 2012.

        On October 7, 2011, the Company filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. ("Alpha Marathon") seeking damages resulting from Alpha Marathon's misappropriation of trade secrets and an injunction barring use of those trade secrets. Alpha Marathon is an equipment line manufacturer located in Ontario, Canada.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—INCOME TAXES

        (Loss) earnings from continuing operations before income tax expense is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Domestic	$(49,867)	$68,139	$26,619
Foreign	21,112	13,279	8,416

Total	$(28,755)	$81,418	$35,035

        The provision (benefit) for income taxes from continuing operations consists of the following components:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current income tax expense from continuing operations
U.S. federal	$3,393	$20,692	$8,669
Foreign	10,075	966	490
State and local	1,906	9,849	4,518

Total current income tax expense from continuing operations	15,374	31,507	13,677
Deferred income tax benefit from continuing operations
U.S. federal	(3,517)	(3,139)	(2,376)
Foreign	—	(882)	(819)
State and local	(1,184)	(817)	275

Total deferred income tax benefit from continuing operations	(4,701)	(4,838)	(2,920)

Total income tax expense from continuing operations	$10,673	$26,669	$10,757

        Tax benefits of $4, $22 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively, associated with the exercise of stock options were recorded to additional paid-in capital. Tax benefits associated with the "Windfall" for stock options exercised are determined on a "with and without" basis.

        A deferred tax benefit of $846, a tax expense of $1,149 and a tax benefit of $569 relating to the cumulative translation adjustment of the Company's foreign subsidiaries financial statements is recorded in other comprehensive income for the years ended December 31, 2011, 2010 and 2009, respectively.

        During the years ended December 31, 2011, 2010 and 2009, the Company recorded adjustments to income tax and deferred income taxes related to a change in state taxable income apportionment percent. Amounts recorded in 2011, 2010 and 2009 were to recognize a state deferred income tax benefit of $1,138, $691 and $745, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—INCOME TAXES (Continued)

        Following is a reconciliation of the Company's effective income tax rate from continuing operations to the United States federal statutory tax rate:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected tax at U.S. statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes net of federal income tax effect	(0.2)%	0.1%	(0.9)%
Foreign rate differential	10.7%	(2.1)%	0.4%
Foreign unremitted earnings	(2.6)%	1.5%	(0.4)%
Goodwill impairment	(77.8)%	—%	—%
Other non-deductible fees and expenses	(0.3)%	(0.6)%	(0.1)%
Unrecognized tax benefits	1.4%	(0.1)%	—%
Other	(3.3)%	(1.0)%	(3.3)%

Effective tax rate	(37.1)%	32.8%	30.7%

        The effect of temporary differences is included in deferred tax accounts as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Current deferred tax assets:
Accrued bonuses	$18	$257
Bad debt reserves	23	74
Inventories	164	491
Product performance accrual	1,728	1,448
Other	112	181

Total current deferred tax assets	$2,045	$2,451

Long-term deferred tax assets:
Deferred compensation	$706	$721
Non-qualified stock option compensation	3,445	2,894
Other	417	1,449

Total long-term deferred tax assets	$4,568	$5,064

Total deferred tax assets	$6,613	$7,515

Deferred tax liabilities:
Fixed assets	$1,348	$2,736
Intangible assets	50,840	55,009
Foreign unremitted earnings	407	670
Restricted stock compensation	558	1,021

Total deferred tax liabilities	$53,153	$59,436

Total net deferred tax liabilities	$46,540	$51,921

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—INCOME TAXES (Continued)

        The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense from continuing operations in the amount of approximately $(914), $612 and $476 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had approximately $934 and $1,955 for the payments of interest and penalties accrued at December 31, 2011 and December 31, 2010, respectively.

        A reconciliation of the beginning and ending amount of the Company's liability for unrecognized tax benefits, excluding interest and penalties, is as follows (includes continuing and discontinued operations):

Balance at January 1, 2009	$1,258
Additions for tax positions of prior years	2,653
Reductions for tax positions of prior years	(333)

Balance at December 31, 2009	$3,578

Additions for tax positions of prior years	201
Reductions for tax positions of prior years	(84)

Balance at December 31, 2010	$3,695

Additions for tax positions of prior years	2,527
Reductions for tax positions of prior years	(1,480)

Balance at December 31, 2011	$4,742

        The amount of unrecognized tax benefit that would potentially impact the Company's effective tax rate from continuing operations was $4,704, $2,543 and $2,569 (excluding interest and penalties) as of December 31, 2011, 2010 and 2009, respectively.

        The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

        The Company has open tax years from 2007-2011 for U.S. federal tax purposes. The Company has open tax years from 2006-2011 with various state tax jurisdictions. The Company has open tax years from 2001-2011 with various foreign tax jurisdictions. It is reasonably possible that a reduction of unrecognized tax benefits of $1,804 may occur within the next twelve months as a result of reductions of the uncertain tax positions.

        In connection with the examination of the Company's tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. The Company believes it has sufficient accruals for its contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns, although actual results may differ. The Company is currently under applicable tax authority audits for 2007 and 2008 in the United States.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—INCOME TAXES (Continued)

        As a result of the DLJ Transaction on June 15, 2007, the Company provided deferred taxes for the presumed repatriation of foreign earnings due to increased cash flow needs in the United States. No U.S. taxes need to be provided for the undistributed earnings of a foreign subsidiary if the Company can assert that such earnings are planned to be reinvested indefinitely outside of the United States. The Company periodically assesses its business operations and the cash flow needs of its foreign and domestic subsidiaries to determine if the earnings of any of its foreign subsidiaries will be indefinitely reinvested outside the United States. The Company continues to provide deferred taxes on all of its undistributed foreign earnings other than its Malaysian earnings.

        The Company determined the undistributed earnings of the Company's Malaysia subsidiary will be indefinitely reinvested outside of the United States. As such, no U.S. federal and state income taxes have been provided thereon. The Company is currently pursuing an Asia growth strategy that will include capacity expansion in the region. Upon distribution of those earnings or repatriation of cash in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable, if applicable.

NOTE 11—LONG-TERM DEBT

        The Company's long-term debt consists of the following:

	December 31, 2011	December 31, 2010
First Lien term loan	$—	$163,525
Second Lien term loan	—	75,000

	$—	$238,525
Less:
Current portion of long-term debt	—	(1,850)

Total long-term debt, less current portion	$—	$236,675

        In connection with the DLJ Transactions, the Company entered into the 2007 Credit Agreements with Credit Suisse as administrative and collateral agent. The First Lien Credit Agreement ("First Lien") consisted of a $185,000 term loan and a $20,000 revolving credit facility, which included a sublimit for issuance of letters of credit up to $15,000.

        The Second Lien Credit Agreement ("Second Lien") consisted of a $75,000 term loan. Under the First Lien, the Company also had the ability to request Credit Suisse to extend the credit under another term loan facility from time to time in the amount of $10,000. The Company incurred $7,967 of costs relating to these financings that were deferred and were being amortized utilizing the straight-line method over the remaining life of the loans.

        The Company incurred an additional $1,125 of costs relating to the Company entering into an amendment to the First Lien Agreement and the Second Lien Agreement on October 5, 2009. The amendments for both 2007 Credit Agreements permitted the Company to enter into certain corporate reorganization transactions to facilitate the IPO, including replacing STR Holdings LLC with STR

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—LONG-TERM DEBT (Continued)

Holdings (New) LLC as a guarantor under each Agreement. This deferred amount was also being amortized utilizing the straight-line method over the remaining life of the 2007 Credit Agreements.

        Borrowings under the 2007 Credit Agreements were collateralized by substantially all of the Company's assets (as defined in the Agreements). The Company and its domestic subsidiaries were guarantors of the obligations. The prior 2007 Credit Agreements contained customary covenants, including, among other things, limits on the Company's and its subsidiaries' ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and certain investments, merge or consolidate, sell assets, restrict repurchases of common stock and restrict the payment of dividends. The Company was required to maintain financial covenants with respect to capital expenditures, an interest coverage ratio, a debt ratio and a maximum total leverage ratio.

First Lien

        Borrowings under both the First Lien term loan and the First Lien revolving credit at the Company's option were comprised entirely of Alternate Base Rate ("ABR") or Eurodollar loans. The ABR loans bore interest at a rate equal to an applicable percentage rate plus a base rate of the greater of (1) the lender's prime rate or (2) the federal funds rate plus one half of 1%. Eurodollar loans bore interest at an applicable percentage rate plus a London Interbank Offered Rate Reserve Adjusted ("LIBO") rate as determined by the lenders. The initial applicable percentage for borrowings under the term loan facility and the revolving credit facility was 1.5% with respect to ABR borrowings and 2.5% with respect to Eurodollar loans. The weighted-average interest rate for the period January 1, 2011 to September 1, 2011 was 1.87% and was 1.85% as of September 1, 2011. The weighted-average interest rate for 2010 was 2.77% and was 2.76% as of December 31, 2010.

        The applicable percentage for revolving credit facility borrowings could have been reduced, subject to the Company attaining certain leverage ratios. Changes in the applicable percentage would have been determined by the administrative agent on an annual basis. In the event of default, the interest rate would have increased by 200 basis points. There was a commitment fee of 0.5% on the unused portion of the revolving loan facility. The revolving credit facility of $20,000 was not used as of December 31, 2010 or during 2011.

        The Company was required to prepay outstanding First Lien term loans, subject to certain exceptions and conditions, with excess cash flow, or in the event of certain asset sales and a public offering of equity securities. Prior to the IPO, the Company was required to make minimum repayments on the First Lien term loan in quarterly principal amounts of $463. However, no mandatory payment was required until June 30, 2011 due to the $15,000 payment made in conjunction with the IPO. Interest payments were due, depending on the type of loan, either monthly or quarterly. Optional prepayments may have been made at any time without premium or penalty and in a minimum amount of $1,000. The First Lien term loan would have matured on June 15, 2014 and the revolving credit facility would have expired on June 15, 2012.

Second Lien

        Borrowings under the Second Lien term loan, at the Company's option, were comprised entirely of ABR or Eurodollar loans. The ABR loans bore interest at an applicable percentage rate plus a rate

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—LONG-TERM DEBT (Continued)

equal to a base rate of the greater of (1) the lender's prime rate or (2) the federal funds rate plus one half of 1%. Eurodollar loans bore interest at an applicable percentage rate plus a LIBO rate as determined by the lenders. The initial applicable percentage was 6.0% with respect to base rate borrowings and 7.0% with respect to LIBO borrowings. In the event of default, the interest rate increased by 200 basis points. The Company also had the option to pay interest entirely in cash or by increasing the outstanding principal amount. However, if interest was not paid in cash, the interest rate would have increased by an additional 1.5% per annum. Interest payments were made either monthly or quarterly. The weighted average interest rate for the period January 1, 2011 to September 1, 2011 was 2.29% and was 2.28% as of September 1, 2011. The weighted-average interest rate for 2010 was 7.27% and was 7.26% as of December 31, 2010.

        The Second Lien term loan would have matured on December 15, 2014. A lump sum principal loan repayment would have been due on the maturity date only after all outstanding First Lien borrowings were repaid in full.

        As planned and in conjunction with the closing of the sale of the QA business, the Company triggered non-compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, on September 1, 2011, the Company repaid all amounts due to Credit Suisse AG as administrative agent and collateral agent, under the 2007 Credit Agreements from the proceeds of the sale of the Company's QA business. In order to sell the assets of the QA business free and clear of liens provided pursuant to the Agreements, the Company terminated the 2007 Credit Agreements by using approximately $237,732 from proceeds of the sale to repay all amounts outstanding thereunder.

        In connection with the pay off all the existing debt, the Company also wrote off $3,586 of the remaining unamortized deferred financing costs associated with such 2007 Credit Agreements.

Revolving Senior Credit Facility

        On October 7, 2011, the Company entered into a Credit Agreement among the Company, certain Company domestic subsidiaries, as guarantors (the "Guarantors"), the lenders from time to time party thereto (the "Lenders") and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of up to $150,000, which matures on October 7, 2015. The Credit Agreement includes a $50,000 sublimit for multicurrency borrowings, a $25,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting the Company to request an increase of the Credit Agreement from time to time up to an aggregate additional $50,000 from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

        The obligations under the Credit Agreement are unconditional and are guaranteed by substantially all of the Company's existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees are secured on a first-priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by the Company and each of its domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—LONG-TERM DEBT (Continued)

        Borrowings under the Credit Agreement may be used to finance working capital, capital expenditures and other lawful corporate purposes, including the financing of certain permitted acquisitions and payment of dividends and/or stock repurchases, subject to certain restrictions.

        Each Eurocurrency rate loan will bear interest at the Eurocurrency rate (as defined in the Credit Agreement) plus an applicable rate that will range from 200 basis points to 250 basis points based on the Company's Consolidated Leverage Ratio (as defined in the Credit Agreement) plus, when funds are lent by certain overseas lending offices, an additional cost.

        Base rate loans and swing line loans will bear interest at the base rate (as defined below) plus the applicable rate, which will range from 100 basis points to 150 basis points based on the Company's Consolidated Leverage Ratio. The base rate is the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (ii) Bank of America's "prime rate" as publicly announced from time to time, and (iii) the Eurocurrency rate for Eurocurrency loans of one month plus 1%.

        If any amount is not paid when due under the Credit Agreement or an event of default exists, then, at the request of the lenders holding a majority of the unfunded commitments and outstanding loans, obligations under the Credit Agreement will bear interest at a rate per annum equal to 200 basis points higher than the interest rate otherwise applicable.

        In addition, the Company is required to pay the Lenders a commitment fee equal to an applicable rate, which will range from 25 basis points to 35 basis points based on the Company's Consolidated Leverage Ratio from time to time, multiplied by the actual daily amount of the Lender's aggregate unused commitments under the Credit Agreement. The facility fee is payable quarterly in arrears. The Company will also pay a letter of credit fee equal to the applicable rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

        The Company may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the Credit Agreement, in whole or in part, without premium or penalty (other than if Eurocurrency loans are prepaid prior to the end of the applicable interest period) at any time by the delivery of a notice to that effect as provided under the Credit Agreement.

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

        Negative covenants include, among others, with respect to the Company and its subsidiaries, limitations on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments, transactions with affiliates, certain burdensome agreements, use of proceeds, and payment of other indebtedness. The Company and its subsidiaries are also subject to a limitation on mergers, dissolutions, liquidations, consolidations and disposals of all or substantially all of their assets. The Credit Agreement also requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 2.50 to 1.00 during each fiscal quarter through the quarter

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—LONG-TERM DEBT (Continued)

ended September 30, 2013 and no more than 2.25 thereafter and a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.00 for each fiscal quarter.

        Since the Company had no outstanding borrowings under the Credit Agreement, its Consolidated Leverage Ratio was not applicable as of December 31, 2011. The Company's Fixed Charge Ratio was 398.0 to 1.0 as of the quarter ended December 31, 2011.

        Based on the Company's forecasted 2012 EBITDA, as defined in the Credit Agreement, and the required minimum Consolidated Leverage Ratio, the Company expects to be able to draw down on at least $50,000 of the $150,000 Credit Agreement during 2012. If the Company's actual EBITDA is less than forecasted, the Company may not be able to borrow as much, or any amounts under the Credit Agreement.

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

Interest Rate Swap

        The Company was required under the terms of both its prior First Lien and Second Lien credit agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. Effective September 13, 2007, the Company entered into an interest rate swap contract for $200,000 notional principal amount of its variable rate debt. The notional principal amount decreased to $130,000 on October 1, 2008 and the contract expired on September 30, 2010. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10—Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, a change in the fair value of the swap of $0, $4,018, and $1,995 was recorded in the Company's consolidated statements of comprehensive income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. The unrealized gain on the interest rate swap has been removed from continuing operations in these consolidated statements of comprehensive income as the interest rate swap was required by the terms of the debt agreements which have been paid in full as required as a result of the sale of QA.

        The fair value of the Company's debt was approximately $220,400, determined by its mid-market bid/ask price as of December 31, 2010.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—STOCKHOLDERS' / UNITHOLDERS' EQUITY

Preferred Stock

        The Company's Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value, issuable in series. At December 31, 2011, there were no shares issued or outstanding.

Common Stock

        The Company's Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At December 31, 2011, there were 41,620,501 shares of issued and 41,616,779 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,616,779 shares are 41,191,468 vested common shares and 425,311 restricted unvested common shares.

        At December 31, 2010, there were 41,458,478 shares of issued and outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,458,478 shares are 40,730,753 vested common shares and 727,725 restricted unvested common shares.

Treasury Stock

        In connection with the Company's former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At December 31, 2011, there were 3,722 shares held in treasury that were purchased at a cost of $57.

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

        Under certain circumstances, certain unitholders had the option to sell their units back to the Company at fair value. In addition, the Company had the right to repurchase vested units from a terminated employee at the greater of fair value, as determined by the Board of Managers, and the original purchase price paid to the Company if terminated without cause, or at the original purchase

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—STOCKHOLDERS' / UNITHOLDERS' EQUITY (Continued)

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

NOTE 13—STOCK-BASED COMPENSATION

        On November 6, 2009, the Company's Board of Directors approved the Company's 2009 Equity Incentive Plan (the "2009 Plan") which became effective on the same day. A total of 4,750,000 shares of common stock, subject to increase on an annual basis, are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, "options," stock appreciation rights, shares of restricted stock, or "restricted stock," rights to dividend equivalents and other stock-based awards, collectively, the "awards." The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a four-year period and expire ten years from date of grant.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the Company's stock-based compensation awards under the 2009 Plan during 2011, 2010 and 2009:

Date	Award Type	Exercise Price	Shares	Recipient
4th Quarter 2011	Restricted Stock	$8.40	92,852	Board of Directors and Various Employees
4th Quarter 2011	Options	$8.11	100,000	Various Employees
3rd Quarter 2011	Restricted Stock	$11.99	11,258	Board of Directors
1st Quarter 2011	Options	$19.71	50,000	Various Employees
4th Quarter 2010	Restricted Stock	$25.73	6,996	Board of Directors
3rd Quarter 2010	Options	$18.80	71,000	Various Employees
3rd Quarter 2010	Restricted Stock	$24.34	8,218	Board of Directors
2nd Quarter 2010	Options	$22.60 - $23.06	185,000	Various Employees
November 6, 2009 (IPO)	Options	$10.00 - $21.50	3,495,685	Various Employees
November 6, 2009 (IPO)	Restricted Stock	$10.00	40,000	Board of Directors

        There were 1,039,088 shares available for grant under the 2009 Plan as of December 31, 2011.

        In connection with the 150,000 options granted during the year ended December 31, 2011, there are varying service terms.

        The following is a summary of the characteristics of each of these options:

Shares	Service Condition
50,000	Vests ratably in 16 equal quarterly installments as of the last day of each calendar quarter beginning March 31, 2011.
100,000	Vests ratably in 16 equal quarterly installments as of the last day of each calendar quarter beginning December 31, 2011.

150,000

        The fair value of the stock options issued was determined using the Black-Scholes option pricing model. In 2011, the Company's assumptions about stock-price volatility were based on the historical implied volatilities of its common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company's employees. For years prior to 2011, the Company's assumptions about stock-price volatility was based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company's employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

        In connection with the sale of the Company's QA business, the vesting of all options and restricted stock awards that were granted to QA employees were accelerated upon the closing. The total number

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

of options and restricted stock awards subject to vesting acceleration were 179,490 and 47,585, respectively, resulting in an accelerated stock-based compensation charge of $1,203 to the Company that was recorded in discontinued operations during the third quarter of 2011.

        In connection with the Company's former debt agreements, the Company was allowed to repurchase equity interests owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At December 31, 2011, there were 6,868 options with exercise prices between $10.00 and $12.81 per share that were net settled by the Company for the difference between the fair market value as of the date of the purchase and the respective exercise price of those options at a cost of $31. The options were subsequently canceled and reinstated to the 2009 Plan for future issuance.

        The following table presents the assumptions used to estimate the fair values of the stock options granted during the periods presented below:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected volatility	61.07%	57.90%	61.61%
Risk-free interest rates	1.20%	2.38%	1.96%
Expected term (in years)	4.6 to 5.0	4.9 to 5.0	2.7 to 4.9
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$6.10	$11.06	$4.59

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the stock option activity under the Company's 2009 Plan from the date of the Company's IPO through the year ended December 31, 2011:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at November 6, 2009	—	$—
Options granted	3,495,685	$10.65
Exercised	—	$—
Canceled/forfeited	—	$—

Balance at December 31, 2009	3,495,685	$10.65		$4.59	$(8,460)
Options granted	256,000	$21.77
Exercised	(93,554)	$10.16			$181
Canceled/forfeited	(338,776)	$10.00

Balance at December 31, 2010	3,319,355	$11.59		$4.75	$(11,153)
Options granted	150,000	$11.98
Exercised	(59,606)	$10.00			$(563)
Canceled/forfeited	(9,628)	$10.96

Balance at December 31, 2011	3,400,121	$11.63	7.96	$4.82	$(11,560)

Vested and exercisable as of December 31, 2011	2,894,760	$11.34	7.89	$4.57	$(9,003)
Vested and exercisable as of December 31, 2011 and expected to vest thereafter	3,400,121	$11.63	7.96	$4.82	$(11,560)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $8.23 of the Company's common stock on December 31, 2011.

        During 2011, the total intrinsic value of the 59,606 options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $527. During 2010, the total intrinsic value of options exercised was $862.

        As of December 31, 2011, there was $3,056 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.5 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company received proceeds of $596, $950 and $0, related to the exercise of stock options for the years ended December 31, 2011, 2010 and 2009, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the restricted shares activity from the date of the Company's IPO through the year ended December 31, 2011:

	Unvested Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at November 6, 2009	1,264,679	$10.00
Granted	40,000	$10.00
Vested	(121,366)	$10.00
Canceled	—	$—

Unvested at December 31, 2009	1,183,313	$10.00
Granted	15,214	$24.98
Vested	(470,802)	$10.00
Canceled	—	$—

Unvested at December 31, 2010	727,725	$10.32
Granted	104,110	$8.79
Vested	(404,831)	$10.13
Canceled	(1,693)	$10.00

Unvested at December 31, 2011	425,311	$10.08

Expected to vest after December 31, 2011	425,311	$10.08

        As of December 31, 2011, there was $3,060 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of 2.1 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

        On November 9, 2010, the Company's Board of Directors adopted the STR Holdings, Inc. 2010 Employee Stock Purchase Plan (the "2010 ESPP") and reserved 500,000 shares of the Company's common stock for issuance there under. The 2010 ESPP was made effective upon its approval by the votes of the Company's stockholders on May 24, 2011 during the Company's annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 2010 ESPP, eligible employees may use payroll withholdings to purchase shares of the Company's common stock at a 10% discount. The Company has established four offering periods in which eligible employees may participate. The Company will purchase the number of required shares each period based upon the employees' contribution plus the 10% discount. The number of shares purchased times the 10% discount is recorded by the Company as stock-based compensation. The first offering period was effective October 1, 2011 and the Company recorded $1 as stock-based compensation expense during 2011.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expense was included in the following consolidated statements of comprehensive income categories for continuing operations:

	Years Ended December 31,
	2011	2010	2009
Selling, general and administrative expense	$4,436	$6,594	$6,296

Total option exercise recognized tax benefit	$4	$22	$—

LLC Units Prior to Initial Public Offering

        In connection with and subsequent to the DLJ Transactions, Class B, Class C, Class D, Class E and Class F incentive units were issued to employees and certain non-employee investors, each class of which had varying service and/or performance conditions.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        A summary of unit activity for the period from January 1, 2009 through November 6, 2009 is presented below:

Service-Based Awards

	Class B Units	Class C Units	Class E Units	Class F Units	Total Units	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2009	—	906,771	322,919	196,056	1,425,746	$2.80
Granted	—	—	—	—	—
Vested	—	(187,612)	(66,775)	(98,028)	(352,415)	$2.86
Forfeited	—	(144,239)	(51,515)	—	(195,754)	$2.67

Unvested as of November 6, 2009	—	574,920	204,629	98,028	877,577	$2.79

Performance-Based Awards

	Class D Units	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2009	274,041	$3.28
Granted	—
Vested	—
Forfeited	(47,552)	$3.22

Unvested as of November 6, 2009	226,489	$3.29

NOTE 14—EMPLOYEE BENEFIT PLANS

        The Company maintains two defined contribution benefit plans covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans and can also make discretionary contributions to the plans. The Company's expense under these plans was $354, $259 and $201 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company also maintains defined contribution benefit plans for certain foreign employees. The expense under these plans was $60, $38 and $48 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 15—RELATED PARTIES

        Certain of the Company's stockholders with aggregate interests of 15,471,945 in shares were affiliated with the Company's prior First and Second Lien term loan administrative agent and one of its lenders. The Company had entered into an interest rate swap agreement with this lender. See Note 11. One of these stockholders had an advisory services agreement until November 12, 2009, with the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—RELATED PARTIES (Continued)

Company that provided for the payment of $423 in annual advisory fees. This stockholder had the right to appoint five of the seven Board members of the Company.

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

        Total expense under these advisory services agreements was $0, $0 and $3,224 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 16—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

        ASC 280-10-50, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. Prior to the sale of its QA business, the Company reported two operating segments: QA and Solar. Due to the sale, QA is being reported as a discontinued operation (Note 3), and the Company reassessed its segment reporting. Since the Company has one product, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long-term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

        Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company's segment performance. Adjusted EBITDA represents net earnings from continuing operations before interest income and expense, income tax expense, depreciation, amortization of intangible assets, stock-based compensation expense, transaction fees and certain non-recurring income and expenses from the results of operations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        The following tables set forth information about the Company's operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Reconciliation of Adjusted EBITDA to Net (loss) earnings from Continuing Operations
Adjusted EBITDA	$62,703	$105,101	$60,228
Depreciation and amortization	(16,625)	(15,328)	(14,287)
Amortization of deferred financing costs	(4,552)	(1,327)	(1,522)
Interest income, net	237	111	136
Income tax expense	(10,673)	(26,669)	(10,757)
Goodwill impairment	(63,948)	—	—
Asset impairment	(1,861)	—	—
Management advisory fees	—	—	(3,224)
Plant closure costs	(308)	—	—
Stock-based compensation	(4,436)	(6,594)	(6,296)
Gain (loss) on disposal of property, plant and equipment	35	(11)	—
Transaction fees	—	(534)	—

Net (loss) earnings from Continuing Operations	$(39,428)	$54,749	$24,278

Operations by Geographic Area

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Sales
United States	$61,294	$99,908	$85,822
Spain	95,270	116,910	57,056
Malaysia	75,867	42,382	6,643

Total Net Sales	$232,431	$259,200	$149,521

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	December 31, 2011	December 31, 2010
Long-lived Assets
United States	$25,369	$18,574
Malaysia	21,063	16,316
Spain	17,039	17,273
Hong Kong	3	—

Total Long-Lived Assets	$63,474	$52,163

        Foreign sales are based on the country in which the sales originated. Net sales to two of the Company's major customers for the year ended December 31, 2011 and 2010 was $77,088 and $72,130, respectively. Net sales to one of the Company's major customers for the year ended December 31, 2009 was $40,420. Accounts receivable from those customers amounted to $4,274 and $6,763 as of December 31, 2011 and December 31, 2010, respectively.

NOTE 17—COST REDUCTION ACTIONS

        During 2011, the Company executed multiple cost reduction actions in order to align its cost structure with lower than anticipated revenue.

        The Company closed its St. Augustine, Florida manufacturing facility to consolidate its U.S.-based operations. The Company ceased production at this plant in October 2011 and exited the 20,000 square foot leased facility as of year-end. In conjunction with the closure, the Company incurred $114 for the severance of 46 employees, $512 for accelerated depreciation of production equipment and $194 of other exit costs.

        The Company also carried out additional headcount reductions of 38 employees at certain of its other locations for a total cost of $39.

        For the above cost reduction actions, the Company recognized $855 in cost of sales and $4 in selling, general and administrative expense. The total expected pre-tax annual savings from these cost reductions amounts to $3,683.

        A rollforward of the activity was as follows:

December 31, 2011
Balance at December 31, 2010	$—
Additions	347
Cash utilization	(347)

Balance at December 31, 2011	$—

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

        We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on our assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company's fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

        All information in this Part may be found in the Company's proxy statement (the "Proxy Statement") to be delivered to stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report in connection with the annual meeting of stockholders, which is scheduled for May 22, 2012 (the "Annual Meeting") and such information is incorporated in this report by reference pursuant to General Instruction G (3) of Form 10-K.

        A list of the Company's executive officers, together with their respective offices presently held with the Company or its subsidiaries, their business experience since January 1, 2007, and their ages as of the date of this report is set forth under "Item 1—Business" above.

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

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedule

        (a)   List of documents filed as part of this report or incorporated herein by reference:

          (1)   Financial Statements:

        The following financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

          (2)   Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	121

 Schedule II—Valuation and Qualifying Accounts

STR Holdings, Inc. and Subsidiaries

	Beginning Balance	Additions/ Charged to Expenses	Reductions	Balance at End of Period
Year ended December 31, 2011
Accounts receivable allowance for doubtful accounts	$255	379	(409)	$225
Year ended December 31, 2010
Accounts receivable allowance for doubtful accounts	$1,215	111	(1,071)	$255
Year ended December 31, 2009
Accounts receivable allowance for doubtful accounts	$1,215	1,207	(1,207)	$1,215

          (3)   Exhibits:

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 5, 2009, among STR Holdings (New) LLC, STR Merger, Inc. and Specialized Technology Resources, Inc. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
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
2.4
Equity Purchase Agreement, dated August 15, 2011, by and among Specialized Technology Resources, Inc., Underwriters Laboratories, Inc. and STR Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).
2.5
Amendment Agreement with respect to Equity Purchase Agreement, dated September 1, 2011, by and among Specialized Technology Resources, Inc., Underwriters Laboratories, Inc. and STR Holdings, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).
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
†10.5
Amendment No. 2 to the Employment Agreement, dated as of December 7, 2011 between Specialized Technology Resources, Inc. and Dennis L. Jilot. (filed as Exhibit 10.2 on the Company's Form 8-K filed on December 31, 2011 (file no. 001-34529) and incorporated herein by reference).
†10.6
Employment Agreement, dated as of June 15, 2007, between Specialized Technology Resources, Inc. and Barry A. Morris. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.7
Employment Agreement, dated as of December 7, 2011, between Specialized Technology Resources, Inc. and Robert S. Yorgensen. (filed as Exhibit 10.1 on the Company's Form 8-K filed on December 31, 2011 (file no. 001-34529) and incorporated herein by reference).
†10.8
Employment Agreement, dated as of April 12, 2010, between Specialized Technology Resources, Inc. and Alan N. Forman. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 12, 2010 (file no. 001-34529) and incorporated herein by reference).
†*10.9
Form of STR Holdings, Inc. Restricted Stock Agreement for executive officers that held incentive units in STR Holdings (New) LLC. (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.10	Form of STR Holdings, Inc. Restricted Stock Agreement for other holders of units in STR Holdings (New) LLC. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.11
Class A Unit Grant Agreement, dated as of November 5, 2009, between STR Holdings (New) LLC and Dennis L. Jilot. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.12
Restricted Stock Agreement, dated as of November 6, 2009, between STR Holdings, Inc, and Dennis L. Jilot. (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.13
Form of Restricted Stock Agreement of STR Holdings, Inc. (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.14
Specialized Technology Resources, Inc. Management Incentive Plan. (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.15
Form of STR Holdings, Inc. Option Award Agreement for executive officers. (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.16
Form of STR Holdings, Inc. Incentive Stock Option Award Agreement. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.17
Form of STR Holdings, Inc. Non Qualified Stock Option Award Agreement. (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.18
Transition Services Agreement dated September 1, 2011 by and between Specialized Technology Resources, Inc. and Underwriters Laboratories, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).
10.19
Credit Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2011 (file no. 001-34529) and incorporated herein by reference).
10.20
Exhibits to Credit Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2011 (file no. 001-34529) and incorporated herein by reference).

10.21	Security and Pledge Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the other parties identified as Obligors therein and Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2011 (file no. 001-34529) and incorporated herein by reference).
*21	Subsidiaries of STR Holdings, Inc.
*23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.DEF	XBRL Definition Linkbase Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

***
In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†
Management contract or compensatory plan or arrangement.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)
By:	/s/ ROBERT S. YORGENSEN
	Name:	Robert S. Yorgensen
	Title:	President and Chief Executive Officer

Dated: March 14, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name		Title	Date

By: Name:	/s/ DENNIS L. JILOT Dennis L. Jilot	Executive Chairman, Director	March 14, 2012
By: Name:	/s/ ROBERT S. YORGENSEN Robert S. Yorgensen	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2012
By: Name:	/s/ BARRY A. MORRIS Barry A. Morris	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2012
By: Name:	/s/ JOSEPH C. RADZIEWICZ Joseph C. Radziewicz	Controller and Principal Accounting Officer (Principal Accounting Officer)	March 14, 2012
By: Name:	/s/ SCOTT S. BROWN Scott S. Brown	Director	March 14, 2012
By: Name:	/s/ ROBERT M. CHISTE Robert M. Chiste	Director	March 14, 2012

Name		Title	Date

By: Name:	/s/ JOHN A. JANITZ John A. Janitz	Director	March 14, 2012
By: Name:	/s/ UWE KRUEGER Uwe Krueger	Director	March 14, 2012
By: Name:	/s/ ANDREW M. LEITCH Andrew M. Leitch	Director	March 14, 2012
By: Name:	/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director	March 14, 2012
By: Name:	/s/ SUSAN C. SCHNABEL Susan C. Schnabel	Director	March 14, 2012
By: Name:	/s/ RYAN M. SPROTT Ryan M. Sprott	Director	March 14, 2012

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Mine Safety Disclosures
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
STR Holdings, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS All amounts in thousands except share and per share amounts
STR Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME All amounts in thousands except share and per share amounts
STR Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS All amounts in thousands
STR Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS All amounts in thousands except share amounts, per share amounts or unless otherwise noted
Operations by Reportable Segment
Operations by Geographic Area
Long-Lived Assets by Geographic Area
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits and Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
STR Holdings, Inc. and Subsidiaries
EXHIBIT INDEX
SIGNATURES