Form 10-Q
period 2012-03-31
STR HOLDINGS, INC.
filed 2012-05-02
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company) company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒.

At April 26, 2012 there was 41,621,276 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three Months Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,224	$58,794
Accounts receivable, trade, less allowances for doubtful accounts of $1,693 and $225 in 2012 and 2011, respectively	13,238	14,535
Inventories	20,774	28,809
Prepaid expenses	1,037	1,234
Deferred tax assets	2,381	2,045
Income tax receivable	—	2,847
Other current assets	576	2,042
Total current assets	108,230	110,306
Property, plant and equipment, net	68,415	63,474
Intangible assets, net	141,804	143,912
Goodwill	—	82,524
Deferred financing costs	1,143	1,225
Other noncurrent assets	870	650
Total assets	$320,462	$402,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,128	$4,647
Accrued liabilities	9,777	9,445
Income taxes payable	2,650	6,735
Total current liabilities	19,555	20,827
Deferred tax liabilities	47,934	48,585
Other long—term liabilities	2,122	2,174
Total liabilities	69,611	71,586
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,621,815 and 41,618,093 issued and outstanding, respectively, in 2012 and 41,620,501 and 41,616,779 issued and outstanding, respectively, in 2011	412	412
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	230,995	229,512
Retained earnings	21,081	103,212
Accumulated other comprehensive loss, net	(1,580)	(2,574)
Total stockholders’ equity	250,851	330,505
Total liabilities and stockholders’ equity	$320,462	$402,091

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended March 31,
	2012	2011
Net sales	$31,083	$67,978
Cost of sales	29,083	39,693
Gross profit	2,000	28,285
Selling, general and administrative expenses	7,746	7,422
Provision for bad debt expense	1,606	239
Goodwill impairment (Note 6)	82,524	—
Operating (loss) income	(89,876)	20,624
Interest (expense) income, net	(61)	74
Amortization of deferred financing costs	(82)	(332)
Other income (Note 10)	7,201	—
Foreign currency transaction (loss) gain	(288)	242
(Loss) earnings from continuing operations before income tax (benefit) expense	(83,106)	20,608
Income tax (benefit) expense from continuing operations	(975)	6,550
Net (loss) earnings from continuing operations	(82,131)	14,058
Discontinued operations (Note 3):
Loss from discontinued operations before income tax benefit	—	(4,558)
Income tax benefit from discontinued operations	—	(1,340)
Net loss from discontinued operations	—	(3,218)
Net (loss) earnings	$(82,131)	$10,840
Other comprehensive income:
Foreign currency translation (net of tax effect of $535 and $1,089, respectively)	994	2,023
Other comprehensive income	994	2,023
Comprehensive (loss) income	$(81,137)	$12,863
Net (loss) earnings per share (Note 4):
Basic from continuing operations	$(2.00)	$0.34
Basic from discontinued operations	—	(0.07)
Basic	$(2.00)	$0.27

Diluted from continuing operations	$(2.00)	$0.33
Diluted from discontinued operations	—	(0.07)
Diluted	$(2.00)	$0.26
Weighted—average shares outstanding (Note 4):
Basic	41,155,562	40,799,394
Diluted	41,155,562	42,202,172

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net (loss) earnings	$(82,131)	$10,840
Net loss from discontinued operations	—	3,218
Net (loss) earnings from continuing operations	(82,131)	14,058
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	1,838	1,858
Goodwill impairment	82,524	—
Amortization of intangibles	2,108	2,108
Amortization of deferred financing costs	82	332
Stock—based compensation expense	1,474	1,100
Provision for bad debt expense	1,606	239
Deferred income tax benefit	(1,523)	(314)
Changes in operating assets and liabilities:
Accounts receivable	(167)	(5,076)
Income tax receivable	2,847	—
Inventories	8,191	(8,943)
Other current assets	1,390	309
Accounts payable	2,410	349
Accrued liabilities	(377)	953
Income taxes payable	957	(10,584)
Other, net	(80)	2,973
Net cash provided by (used in) continuing operations	21,149	(638)
Net cash used in discontinued operations	(5,110)	(1,288)
Net cash provided by (used in) operating activities	16,039	(1,926)

INVESTING ACTIVITIES
Capital expenditures	(5,538)	(5,118)
Net cash used in continuing operations	(5,538)	(5,118)
Net cash used in discontinued operations	—	(648)
Net cash used in investing activities	(5,538)	(5,766)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	488
Option exercise recognized tax benefit	—	74
Common stock issued under employee stock purchase plan	11	—
Net cash provided by continuing operations	11	562
Net cash used in discontinued operations	—	(463)
Net cash provided by financing activities	11	99
Effect of exchange rate changes on cash	918	2,190
Net change in cash and cash equivalents	11,430	(5,403)
Cash and cash equivalents, beginning of period	58,794	106,630
Cash and cash equivalents, end of period	70,224	101,227
Less cash and cash equivalents of discontinued operations, end of period	—	8,297
Cash and cash equivalents from continuing operations, end of period	$70,224	$92,930

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10–Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Form 10–K filed with the SEC on March 14, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Quality Assurance (“QA”) business historical operating results and the interest expense associated with the Company’s prior first lien credit agreement and the second lien credit agreement (together, the “2007 Credit Agreements”) are recorded in discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for all periods presented.

The year—end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011—05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB Accounting Standards Codification (“ASC”) 220 established standards for the reporting and presentation of comprehensive income and its components in a full set of general—purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each financial component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures. The Company early adopted this standard effective June 30, 2011, and it did not have a material impact on the Company’s condensed consolidated financial statements since the Company previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement.

The FASB has subsequently issued ASU No. 2011—12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011—05. The amendments to the Codification in ASU No. 2011—12 are effective at the same time as the amendments in ASU No. 2011—05, Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011—05 that ASU No. 2011—12 is deferring. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011—05. All other requirements in ASU No. 2011—05 are not affected by ASU No. 2011—12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate, but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS

On August 16, 2011, the Company entered into an equity purchase agreement to sell its QA business to Underwriters Laboratories (“UL”) for $275,000 plus assumed cash. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. In addition, the Company and UL entered into a transition services agreement, pursuant to which the Company agreed to provide certain services to UL following the closing of the sale, including accounting, tax, legal, payroll and employee benefit services. UL agreed to provide certain information technology services to the Company pursuant to such agreement. On September 1, 2011, the Company completed the sale of the QA business for total net cash proceeds of $283,376, which included $8,376 of estimated cash assumed in certain QA locations. On September 1, 2011, pursuant to the terms and conditions of the equity purchase agreement, as amended, the Company transferred the applicable assets, liabilities, subsidiaries and employees of the QA business to Nutmeg Holdings, LLC (“Nutmeg”) and STR International, LLC (“International,” and together with Nutmeg and their respective subsidiaries, the “Nutmeg Companies”), and immediately thereafter sold its equity interest in each of the Nutmeg Companies to designated affiliates of UL. The Company decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company’s polymer manufacturing capabilities, and to retire its long—term debt.

In the fourth quarter of 2011, the Company received $2,727 in additional cash proceeds from UL related to the finalization of the excess cash and working capital adjustments in accordance with the purchase agreement.

In accordance with ASC 250—20—Presentation of Financial Statements—Discontinued Operations and ASC 740—20—Income Taxes—Intraperiod Tax Allocation, the accompanying Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Cash Flows present the results of the QA business as discontinued operations. Prior to the sale, the QA business was a segment of the Company. The Company has no continuing involvement in the operations of the QA business and does not have any direct cash flows from the QA business subsequent to the sale. Accordingly, the Company has presented the QA business as discontinued operations in all periods presented in these condensed consolidated financial statements.

As anticipated and in conjunction with the closing of the sale of the QA business, the Company triggered non—compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreement, on September 1, 2011, the Company terminated the 2007 Credit Agreements and used approximately $237,732 from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent.

In connection with the payoff of all the existing debt, the Company also wrote off $3,586 of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements.

The following table sets forth the operating results of the QA business being presented as a discontinued operation for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Net sales	$—	$24,959
Loss from operations before income tax benefit	$—	$(4,558)
Net loss	$—	$(3,218)

NOTE 4—EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the periods presented is as follows:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—EARNINGS PER SHARE (Continued)

	Three Months Ended March 31,
	2012	2011
Basic and diluted net earnings per share
Numerator:
Net (loss) earnings from continuing operations	$(82,131)	$14,058
Net loss from discontinued operations	—	(3,218)
Net (loss) earnings	$(82,131)	$10,840
Denominator:
Weighted—average shares outstanding	41,155,562	40,799,394
Add:
Dilutive effect of stock options	—	915,518
Dilutive effect of restricted common stock	—	487,260
Weighted—average shares outstanding with dilution	41,155,562	42,202,172

Net (loss) earnings per share:
Basic from continuing operations	$(2.00)	$0.34
Basic from discontinued operations	—	(0.07)
Basic	$(2.00)	$0.27

Diluted from continuing operations	$(2.00)	$0.33
Diluted from discontinued operations	—	(0.07)
Diluted	$(2.00)	$0.26

Due to a loss from continuing operations for the three months ended March 31, 2012, the diluted weighted—average common shares outstanding does not include 11,193 shares of restricted stock as these potential awards do not share in any net loss generated by the Company and are anti—dilutive.

Because the effect would be anti—dilutive, there were 3,400,121 and 314,236 stock options outstanding that were not included in the computation of diluted weighted—average shares outstanding for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE 5—INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Finished goods	$2,654	$3,112
Raw materials	18,120	25,697
Inventories	$20,774	$28,809

NOTE 6—LONG—LIVED ASSETS AND GOODWILL

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, the Company assesses the impairment of its long—lived assets including its definite—lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the Company assesses if the following factors are present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that are generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which the Company uses its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company’s common stock. During the first three months of 2012, the market capitalization of the Company’s common stock declined by approximately 50%. As a result of this decline that does not appear to be temporary, the Company determined that a triggering event occurred requiring it to test its long—lived assets and its reporting unit for impairment as of March 31, 2012.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG—LIVED ASSETS AND GOODWILL (Continued)

The Company tested its long—lived assets for impairment as of March 31, 2012. The Company has concluded that no impairment exists as the sum of the undiscounted expected future cash flows exceeded its long—lived assets’ carrying values as of March 31, 2012. The Company also determined that no change to the estimated useful lives was required. However, if the Company continues to experience a significant reduction in sales volume or profitability in the future, or any adverse circumstances as discussed above, certain of its long—lived assets may be subject to accelerated depreciation/amortization and/or future impairment.

The Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit’s net book value exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that its implied fair value of goodwill was lower than its carrying value and recorded a goodwill impairment of $82,524. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company’s cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other than temporary decline in the Company’s stock price and its net book value exceeding the market capitalization of its common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. The Company believes the cash flow projections and valuation assumptions were reasonable and consistent with market participants. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted average cost of capital. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company—specific factors and overall economic conditions.

Goodwill was $0 at March 31, 2012 and $82,524 at December 31, 2011. Goodwill is not deductible for tax purposes.

NOTE 7—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2012 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Earnings	Equity

Balance at December 31, 2011	41,191,468	$412	3,722	$(57)	$229,512	$(2,574)	$103,212	$330,505
Stock—based compensation	68,735	—	—	—	1,472	—	—	1,472
Employee stock purchase plan	1,314	—	—	—	11	—	—	11
Net loss	—	—	—	—	—	—	(82,131)	(82,131)
Foreign currency translation	—	—	—	—	—	994	—	994
Balance at March 31, 2012	41,261,517	$412	3,722	$(57)	$230,995	$(1,580)	$21,081	$250,851

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At March 31, 2012, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2012, there were 41,621,815 shares issued and 41,618,093 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 41,618,093 shares outstanding are 41,261,517 shares of common stock and 356,576 shares of restricted unvested common stock.

Treasury Stock

In connection with the Company’s former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—STOCKHOLDERS’ EQUITY (Continued)

amount not to exceed $2,000 in any fiscal year. At March 31, 2012, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 8—STOCK—BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. A total of 4,750,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock—based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a four—year period and expire ten years from date of grant. There were 1,039,088 shares available for grant under the 2009 plan as of March 31, 2012.

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2012:

	Options Outstanding
	Number of Shares	Weighted – Average Exercise Price	Weighted – Average Remaining Contractual Term (in years)	Weighted – Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2011	3,400,121	$11.63	7.96	$4.82	$(23,087)
Options granted	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled/forfeited	—	—	—	—	—
Balance at March 31, 2012	3,400,121	$11.63	7.71	$4.82	$(23,087)
Vested and exercisable as of March 31, 2012	3,005,526	$11.38	7.65	$4.60	$(19,656)
Vested and exercisable as of March 31, 2012 and expected to vest thereafter	3,400,121	$11.63	7.71	$4.82	$(23,087)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.84 of the Company’s common stock on March 31, 2012.

As of March 31, 2012, there was $2,426 of unrecognized compensation cost related to outstanding employee and director stock option awards. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately two years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—STOCK—BASED COMPENSATION (Continued)

The following table summarizes the restricted shares activity of the Company for the three months ended March 31, 2012:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2011	425,311	$10.08
Granted	—	—
Vested	(68,735)	$9.87
Canceled	—	—
Unvested at March 31, 2012	356,576	$10.14
Expected to vest after March 31, 2012	356,576	$10.14

As of March 31, 2012, there was $2,145 of unrecognized compensation cost related to employee and director unvested restricted shares. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately two years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

On November 9, 2010, the Company’s Board of Directors adopted the STR Holdings, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) and reserved 500,000 shares of the Company’s common stock for issuance thereunder. The ESPP became effective upon its approval by the votes of the Company’s stockholders on May 24, 2011 during the Company’s annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods in which eligible employees may participate. The Company will purchase the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased times the 10% discount is recorded by the Company as stock—based compensation. As of March 31, 2012, the Company recorded $2 as stock-based compensation expense relating to the ESPP.

Stock—based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Income categories for continuing operations:

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative expense	$1,474	$1,100
Total option exercise recognized tax benefit	$—	$2

NOTE 9—INCOME TAXES

During the three months ended March 31, 2012, the Company recorded an income tax benefit of $975, resulting in an effective tax rate of 1.2%.  The tax provision reflects discrete items in the quarter relating to the goodwill impairment for which no tax benefit is recorded and settlement of income tax audits resulting in a $1,000 benefit in the quarter. The projected annual effective tax rate excluding these discrete items is a benefit of 15.3% as compared to the U.S. federal statutory rate of 35.0%. The lower projected annual effective tax rate is principally driven by the Company’s decision to permanently reinvest its Malaysia subsidiary’s earnings locally, eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction and the mix of expected geographic earnings. The Company’s effective tax rate from continuing operations was approximately 31.8% for the three months ended March 31, 2011. The lower effective tax rate reflects the benefits of the Company’s decision to permanently reinvest its Malaysia subsidiary’s earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction.

The decrease in the effective tax rate from 31.8% in March 2011 to a projected benefit of 15.3% in March 2012 is primarily a result of a shift in anticipated earnings by geography. A shift in the mix of the Company’s expected geographic earnings,

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—INCOME TAXES (Continued)

primarily in Malaysia, could cause its expected annual effective tax rate to change significantly.

On March 7, 2012, the Internal Revenue Service (“IRS”) issued Revenue Procedures 2012-19 and 2012-20 (“Revenue Procedures”) that provide a procedure for a taxpayer to follow in order to obtain automatic consent of the Commissioner to change its methods of accounting. The Revenue Procedures were issued to comply with the tangible property temporary regulations that were issued on December 23, 2011. The Revenue Procedures allow taxpayers to change their method of accounting for tax years beginning on or after January 1, 2012. The Company is assessing the impact of the Revenue Procedures and whether any change to its method of accounting will be warranted.

NOTE 10—COMMITMENTS AND CONTINGENCIES

The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. The Company has accrued for specific product performance matters incurred in the periods presented below that are probable and estimable based on its best estimate of ultimate cash expenditures that it may incur for such items. The following table summarizes the Company’s product performance liability that is recorded in Accrued liabilities in the Condensed Consolidated Balance Sheets:

	March 31,	March 31,
	2012	2011
Balance as of beginning of period	$4,762	$4,109
Additions	109	191
Reductions	(733)	(28)
Balance as of end of period	$4,138	$4,272

The majority of this accrual relates to a quality claim by one of the Company’s customers in connection with a non—encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450—Contingencies, the Company has accrued the estimated cost to remediate of $350. During the three months ended March 31, 2012, the Company has not yet utilized this accrual, leaving a balance of $350 as of March 31, 2012.

Galica/JPS

As previously disclosed, the Company, entered into a Global Settlement Agreement and Release (the “Settlement Agreement”) with JPS Industries, JPS Elastomerics Corp. and James P. Galica. Pursuant to the Settlement Agreement, the parties agreed to, (i) payment by JPS of $7,131 to the Company (which was received on February 16, 2012), (ii) dismissals of the State Court Action, the Federal Court Action, and all associated appeals and proceedings, (iii) the satisfaction of outstanding judgments in the State Court Action, (iv) the disbursement to the Company of $70, deposited with and held in escrow by the Court, (v) the discharge of

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

attachments of certain assets of JPS, (vi) the modification of the injunction issued in the State Court Action: (a) reducing the term of the Production Injunction from five years to four years, (b) permitting JPS to permanently bond encapsulant to fiberglass mesh and laminate non—low shrink encapsulant to paper, (c) the deletion of JPS’s obligations with respect to the review and deletion of certain documents, (vii) the delivery to the Company by JPS of certain components of an equipment line purchased by it, (viii) the deletion by JPS of certain data, (ix) the general release of claims by the parties related to the State Court Action and the Federal Court Action, subject to the retention by the Company of certain rights, (x) the covenant by JPS not to sue the Company (and its affiliates) with respect to matters related to the Federal Court Action, (xi) the agreement by JPS and Galica to cooperate with the Company in connection with investigations related to the potential dissemination of the Company’s trade secrets, and (xii) certain other customary terms and conditions.

The Company received the $7,201 payment during the three months ended March 31, 2012, which was recorded as Other income on its Condensed Consolidated Statements of Comprehensive Income.

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

NOTE 11—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280—10—50—Disclosure about Segment of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Since the Company has one product, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long—term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net earnings from continuing operations before interest income and expense, income tax expense, depreciation, amortization of intangible assets, goodwill impairment, stock—based compensation expense, amortization of deferred financing costs and certain non—recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s continuing operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended March 31,
	2012	2011
Reconciliation of Adjusted EBITDA to Net (Loss) Earnings from Continuing Operations
Adjusted EBITDA	$4,981	$25,932
Depreciation and amortization	(3,946)	(3,966)
Amortization of deferred financing costs	(82)	(332)
Interest (expense) income, net	(61)	74
Income tax benefit (expense)	975	(6,550)
Goodwill impairment	(82,524)	—
Stock—based compensation	(1,474)	(1,100)
Net (Loss) Earnings from Continuing Operations	$(82,131)	$14,058

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Operations by Geographic Area

	Three Months Ended March 31,
	2012	2011
Net Sales
Malaysia	$13,391	$18,848
Spain	11,326	29,274
United States	6,366	19,856
Total Net Sales	$31,083	$67,978

Long—Lived Assets by Geographic Area

	March 31,	December 31,
	2012	2011
Long—Lived Assets
United States	$28,799	$25,369
Malaysia	20,778	21,063
Spain	16,930	17,039
China	1,900	—
Hong Kong	8	3
Total Long—Lived Assets	$68,415	$63,474

Foreign sales are based on the country in which the sales originate. Net sales to one of the Company’s major customers for the three months ended March 31, 2012 was $10,540. For the three months ended March 31, 2011, net sales to two of the Company’s major customers were $19,076. Accounts receivable from those customers amounted to $1,458 and $8,985 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 12—RESEARCH AND DEVELOPMENT EXPENSE

The Company has a long history of innovation dating back to its establishment in 1944 as a plastic and polymer research and development firm. As the Company’s operations have expanded from solely providing research and development activities into the manufacturing of encapsulants, it has created a separate research and development function for employees and costs that are fully dedicated to research and development activities. Research and development expense is recorded in selling, general and administrative expenses. The Company incurred $1,077 and $546 of research and development expense for the three months ended March 31, 2012 and 2011, respectively.

Due to the Company’s legacy of innovation, other employees spend some of their time related to research and development activities. However, the Company does not allocate such costs or allocate overhead to research and development.

NOTE 13—COST REDUCTION ACTIONS

During the first quarter of 2012, the Company reduced headcount by 18 employees at its Connecticut facilities. In conjunction with the headcount reduction, the Company recognized severance of $42 in cost of sales and $14 in selling, general and administrative expense. Estimated savings associated with this cost reduction action is approximately $1,122 on a pre—tax annual basis. The Company also entered into a Labor Force Adjustment Plan with the union and the local government at its Spain facility that will temporarily furlough approximately 63 employees for the period of February 1, 2012 to July 31, 2012. Estimated 2012 savings associated with this cost reduction action is approximately $710.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

STR Holdings, Inc. and its subsidiaries (“we”, “us” or “our”), are one of the leading global providers of encapsulants to the solar module industry. The encapsulant is a critical component used in solar modules. We were the first to develop the original ethylene—vinyl—acetate (“EVA”) encapsulants used in commercial solar module manufacturing in the 1970s in conjunction with the Jet Propulsion Laboratory of the California Institute of Technology under a NASA contract for the U.S. Energy Research and Development Administration, which later became known as the U.S. Department of Energy. We supply encapsulants globally to many of the world’s large solar module manufacturers. We believe this is due to our product performance, global manufacturing base, customer service and technical support. Our encapsulants are used in both crystalline silicon and thin—film solar modules.

STRATEGIC FOCUS

Our objective is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. Some of our strategies to meet that objective are to (i) continue our history of product innovation, (ii) further reduce our manufacturing costs, (iii) strengthen our balance sheet, (iv) leverage our global infrastructure and (v) continue to execute our Asia Growth Strategy. We have recently executed on these strategic objectives as follows:

Innovation

•                  We have continued to increase our investments in research and development, including the addition of technical personnel and research scientists. Our East Windsor, Connecticut facility houses a new, 20,000 square foot, state—of—the—art research and development laboratory that became operational early in the second quarter of 2012. Our goal is to continue to develop high value—add products that can be commercialized quickly and with scale.

•                  We have developed a premium high—light transmission formulation that enables light to better penetrate certain cells, which may enhance module output by approximately 1%. We also continue to invest in the development of products engineered for the specific requirements of Chinese module manufacturers.

Cost Reduction

•                  We have recently expanded our manufacturing and supply chain expertise with the hiring of Chief Operating Officer, STR Solar and Director of Global Supply Chain. Both individuals focus their efforts on cost reduction, supply chain optimization and process improvement.

•                  During the first quarter of 2012, we reduced headcount by 18 employees at our Connecticut facilities. In conjunction with the headcount reduction, we recognized severance of less than $0.1 million. Estimated savings associated with this cost reduction action is approximately $1.1 million on a pre—tax annual basis. We also entered into a Labor Force Adjustment Plan with the union and the local government at our Spain facility that will temporarily furlough approximately 63 employees for the period of February 1, 2012 to July 31, 2012. Estimated savings associated with this cost reduction action is approximately $0.7 million for 2012.

•                  We are in the process of introducing a paperless encapsulant that will offer a less expensive option to our customers while retaining the long—term quality benefits that we believe our encapsulants provide. Since this product does not require paper backing, we believe that it can be commercialized at a lower price, yet generate similar gross margin as our existing products.

•                  We ceased production at our St. Augustine, Florida plant in October 2011 and exited the 20,000 square foot leased facility as of December 31, 2011. The closure resulted in approximately $0.8 million in pre—tax charges, $0.5 million of which were non—cash. We expect annual pre—tax savings of $1.1 million as a result of this consolidation. We also expect the consolidation will have a positive impact on gross margin with improved absorption from higher capacity utilization.

Strengthen our Balance Sheet

•                  On August 16, 2011, we entered into an equity purchase agreement to sell our Quality Assurance (“QA”) business to Underwriters Laboratories (“UL”) for $275.0 million plus assumed cash. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. On September 1, 2011, we completed the sale of the QA business for total net cash proceeds of $283.4 million, which included $8.4 million of estimated cash assumed in certain QA locations. We decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long—term debt.

•                  On October 7, 2011, we entered into a multicurrency credit agreement (the “Credit Agreement”) among us, certain of our domestic subsidiaries, as guarantors (the “Guarantors”), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of up to $150.0 million that matures on October 7, 2015. The Credit Agreement includes a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions. Based on our forecasted 2012 EBITDA and the required minimum Consolidated Leverage Ratio, we expect to be able to draw down on at least $40.0 million of the $150.0 million Credit Agreement during 2012. If our actual EBITDA, as defined in the Credit Agreement, is less than forecasted, we may not be able to borrow as much, or any amounts, under the Credit Agreement.

Global Infrastructure and Asia Growth Strategy

•                  In the first quarter of 2012, we relocated our Global Director of Sales and Marketing to China and have expanded our local sales and technical service teams in the Asia Pacific region. We have also recently formed a wholly foreign owned enterprise, received a business license and purchased land near Shanghai.

•                  During 2011, we increased the floor space of our Malaysia facility to provide for total capacity of up to approximately 5.0 GW and increased our production capacity to 3.6 GW. We believe that our Malaysian plant has enhanced our competitive position in various Asian markets by allowing us to take advantage of reduced lead times, lower logistics costs and improved customer service.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long—lived intangible and tangible assets, goodwill, product performance matters, income taxes, stock—based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 14, 2012.

In accordance with ASC 250—20—Presentation of Financial Statements—Discontinued Operations and ASC 740—20—Income Taxes—Intraperiod Tax Allocation, the accompanying Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows present the results of the QA business as discontinued operations. Prior to the sale, the QA business was one of our segments. We have no continuing involvement in the operations of the QA business and have no direct cash flows from the QA business subsequent to the sale. Accordingly, we have presented QA as discontinued operations in all periods presented in the condensed consolidated financial statements.

There have been no changes in our critical accounting policies during the quarter ended March 31, 2012.

IMPAIRMENT ANALYSIS

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, we assess the impairment of our long—lived assets including our definite—lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, we assess if the following factors are present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that are generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which we use our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock. During the first three months of 2012, the market capitalization of our common stock declined by approximately 50%. As a result of this decline that does not appear to be temporary, we determined that a triggering event occurred requiring vs to test our long—lived assets and our reporting unit for impairment as of March 31, 2012.

We tested our long—lived assets for impairment as of March 31, 2012. We have concluded that no impairment exists as the sum of the undiscounted expected future cash flows exceeded our long—lived assets’ carrying values as of March 31, 2012. We also determined that no change to the estimated useful lives was required. However, if we continue to experience a significant reduction in sales volume or profitability in the future, or any adverse circumstances as discussed above, certain of our long—lived assets may be subject to accelerated depreciation/amortization and/or future impairment.

We valued our reporting unit with the assistance of a valuation specialist and determined that our reporting unit’s net book value exceeded its fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that our implied fair value of goodwill was lower than our carrying value and recorded a goodwill impairment of $82.5 million. We estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated our cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other than temporary decline in our stock price and our net book value exceeding the market capitalization of our common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. We believe the cash flow projections and valuation assumptions were reasonable and consistent with market participants. Inherent in our development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted average cost of capital. Many of the factors used in assessing the fair value are outside the our control, and these assumptions and estimates can change in future periods as a result of both our specific factors and overall economic conditions.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Continuing Operations

The following tables set forth our financial results of continuing operations, for the three months ended March 31, 2012 and 2011. All amounts are stated in thousands except per share amounts and unless otherwise noted.

	Three Months Ended March 31,
	2012	2011
Net sales	$31,083	$67,978
Cost of sales	29,083	39,693
Gross profit	2,000	28,285
Selling, general and administrative expenses	7,746	7,422
Provision for bad debt expense	1,606	239
Goodwill impairment	82,524	—
Operating (loss) income	(89,876)	20,624
Interest (expense) income, net	(61)	74
Amortization of deferred financing costs	(82)	(332)
Other income	7,201	—
Foreign currency transaction (loss) gain	(288)	242
(Loss) earnings from continuing operations before income tax (benefit) expense	(83,106)	20,608
Income tax (benefit) expense from continuing operations	(975)	6,550
Net (loss) earnings from continuing operations	$(82,131)	$14,058

Net Sales

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$31,083	100%	$67,978	100%	$(36,895)	(54.3)%

The decrease in net sales for the three months ended March 31, 2012 compared to 2011 was primarily driven by a 22% decrease in our average selling price (“ASP”) combined with a 41% decrease in sales volume. Also, a weaker Euro resulted in a 4% negative impact in the foreign exchange translation of our European net sales.

The decrease in volume was the result of the continuation of events that impacted the solar industry in 2011. Specifically, lack of available financing to fund solar projects and increased uncertainty surrounding solar subsidies by governments weakened demand which caused module prices to decline rapidly. However, price elasticity did not materialize as end users delayed purchases until there was stabilization of module selling prices. These events drove excess channel inventory throughout the solar supply chain. Although end user demand for modules increased at the end of 2011 and into 2012, we estimate that much of this demand was satisfied by existing module inventories. As such, demand for our encapsulants was reduced. We also believe we were negatively impacted from some of our customers losing market share to certain Chinese module manufacturers that are currently not our customers. We expect that demand for our encapsulant will remain soft during the first half of 2012 until elasticity drives end user module demand, inventory levels normalize and we receive orders from new customers during the latter part of 2012.

The ASP decline was driven by price reductions granted during contract renewals for 2012 and continued overall pricing pressure experienced by most companies in the solar supply chain.

Cost of Sales

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$29,083	93.6%	$39,693	58.4%	$(10,610)	(26.7)%

The decrease in our cost of sales reflects an approximate 41% decrease in sales volume partially offset by an approximate 25% increase in cost per square meter. Raw material costs decreased by $10.3 million due to lower volume, which was partially offset by the utilization of higher priced raw materials. Direct labor costs decreased by $0.5 million due to lower volume and the positive effect of prior cost reduction measures. Overhead costs increased by $0.2 million due to planned expansion costs associated with the Malaysia and East Windsor facilities, partially offset by savings from the closure of our Florida facility.

Gross Profit

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit	$2,000	6.4%	$28,285	41.6%	$(26,285)	(92.9)%

Gross profit as a percentage of net sales decreased due to decreased average selling prices, increased raw material costs, unfavorable mix and lower cost absorption.

Non—cash intangible asset amortization expense of $2.1 million reduced gross profit for each of the three months ended March 31, 2012 and 2011.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$7,746	24.9%	$7,422	10.9%	$324	4.4%

SG&A increased by $0.3 million for the three months ended March 31, 2012 compared to the corresponding period in 2011. This was primarily driven by $0.6 million of increased labor and benefit costs as a result of investing in our global infrastructure. Also, research and development expense increased by $0.5 million as we continued to expand this function with the goal of developing a pipeline of innovative encapsulant products. We also incurred approximately $0.4 million of increased non—cash stock—based compensation expense primarily related to the accelerated vesting of restricted stock under our Executive Chairman’s new employment agreement that became effective in the first quarter of 2012. These increases were partially offset by $1.0 million of lower professional fees primarily due to lower legal costs associated with the JPS settlement and $0.1 million of reduced travel expenses.

Provision for Bad Debt Expense

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision for bad debt expense	$1,606	5.2%	$239	0.4%	$1,367	572%

Bad debt expense increased as a result of aged receivable balances, primarily in Asia, and one of our European customers declaring bankruptcy. In 2011, we reached formal agreements with certain customers for the payment of past due invoices. Our future bad debt expense could increase significantly if such customers do not fulfill their obligations under such agreements.

Goodwill Impairment

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Goodwill impairment	$82,524	265.5%	$—	—%	$82,524	100%

We determined that our implied fair value of goodwill was lower than our carrying value and recorded a goodwill impairment charge of $82.5 million. The goodwill impairment resulted from reduction in sales to solar companies and a decline in the market capitalization of our common stock.

Interest (Expense) Income, Net

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest (expense) income, net	$(61)	0.2%	$74	0.1%	$(135)	(182.4)%

The decrease in interest expense, net was primarily the result of lower interest bearing cash balances for the three months ended March 31, 2012 compared to 2011 and the impact of the commitment fee associated with our Credit Agreement.

Amortization of Deferred Financing Costs

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$82	0.3%	$332	0.5%	$(250)	(75.3)%

Amortization of deferred financing costs decreased as a result of lower deferred financing costs associated with our new Credit Agreement.

Other Income

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income	$7,201	23.2%	$—	—%	$7,201	100%

We received $7.2 million in connection with the settlement of the JPS lawsuit that occurred in the first quarter of 2012.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(288)	0.9%	$242	0.4%	$(530)	(219.0)%

Foreign currency generated a $0.5 million unfavorable change primarily as a result of fluctuation in the Euro exchange rate.

Income Taxes

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$(975)	3.1%	$6,550	9.6%	$(7,525)	(114.9)%

During the three months ended March 31, 2012, we recorded an income tax benefit of $1.0 million, resulting in an effective tax rate of 1.2%. The tax provision reflects discrete items in the quarter relating to the goodwill impairment for which no tax benefit is recorded and settlement of income tax audits resulting in a $1.0 million benefit in the quarter. The projected annual effective tax rate excluding these discrete items is a benefit of 15.3% as compared to the U.S. federal statutory rate of 35.0%. The lower projected annual effective tax rate is principally driven by our decision to permanently reinvest our Malaysia subsidiary’s earnings locally, eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction and the mix of expected geographic earnings. Our effective tax rate from continuing operations was approximately 31.8% for the three months ended March 31, 2011. The lower effective tax rate reflects the benefits of our decision to permanently reinvest our Malaysia subsidiary’s earnings locally and eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction.

The decrease in the effective tax rate from 31.8% in March 2011 to a projected benefit of 15.3% in March 2012 is primarily a result of a shift in anticipated earnings by geography. A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected annual effective tax rate to change significantly.

Net (Loss) Earnings from Continuing Operations

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net (loss) earnings from continuing operations	$(82,131)	264.2%	$14,058	20.7%	$(96,189)	(684.2)%

Net loss from continuing operations was driven by lower net sales, lower gross margin, the recording of a $82.5 million goodwill impairment and higher bad debt expense. These negative impacts were partially offset by the settlement of the JPS lawsuit and an income tax benefit recorded in the first quarter of 2012.

Net Loss from Discontinued Operations

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from discontinued operations	$—	—%	$(3,218)	4.7%	$3,218	100%

The change in net loss from discontinued operations was due to the sale of the QA business and related to the termination of the 2007 Credit Agreements. The loss in 2011 reflects the interest expense on the 2007 Credit Agreements and QA’s results of operations, which typically operated at a loss during the first quarter of the year due to seasonality.

Net (Loss) Earnings

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net (loss) earnings	$(82,131)	264.2%	$10,840	15.9%	$(92,971)	(857.7)%

Net loss was driven by lower net sales, lower gross margin, the recording of a $82.5 million goodwill impairment, higher bad debt expense and loss from discontinued operations. These negative impacts were partially offset by the settlement of the JPS lawsuit and an income tax benefit recorded in the first quarter of 2012.

Segment Results of Operations

We report our business in one aggregated segment. We measure segment performance based on net sales, Adjusted EBITDA and non—GAAP EPS. See Note 11—Reportable Segment and Geographical Information located in the Notes to the condensed consolidated financial statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non—GAAP EPS from continuing operations (“non—GAAP EPS”) is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by its reportable segment:

	Three Months Ended March 31,
	2012	2011
Reconciliation of Adjusted EBITDA to Net (Loss) Earnings from Continuing Operations
Adjusted EBITDA	$4,981	$25,932
Depreciation and amortization	(3,946)	(3,966)
Amortization of deferred financing costs	(82)	(332)
Interest (expense) income, net	(61)	74
Income tax benefit (expense)	975	(6,550)
Goodwill impairment	(82,524)	—
Stock—based compensation	(1,474)	(1,100)
Net (Loss) Earnings from Continuing Operations	$(82,131)	$14,058

	Three Months Ended March 31,
	2012	2011	Change
	Amount	Amount	Amount	%
Net Sales	$31,083	$67,978	$(36,895)	(54.3)%
Adjusted EBITDA	$4,981	$25,932	$(20,951)	(80.8)%
Adjusted EBITDA as % of Segment Net Sales	16.0%	38.1%

Adjusted EBITDA as a percentage of net sales decreased for the three months ended March 31, 2012 compared to 2011 due to lower sales price, lower gross margin and higher SG&A as a percentage of net sales. Foreign exchange also had a $0.5 million negative impact driven by the Euro exchange rate. These reductions to Adjusted EBITDA were partially offset by the receipt of $7.2 million for the JPS settlement.

Cost Reduction Actions

During the first quarter of 2012, we reduced headcount by 18 employees at our Connecticut facilities. In conjunction with the headcount reduction, we recognized severance of less than $0.1 million. Estimated savings associated with this cost reduction is approximately $1.1 million on a pre-tax annual basis. We also entered into a Labor Force Adjustment Plan with the union and the local government at our Spain facility that will temporarily furlough approximately 63 employees for the period of February 1, 2012 to July 31, 2012. Estimated 2012 savings associated with this cost reduction action is approximately $0.7 million on a pre—tax basis.

We will continue to adjust our labor resources and production requirements to match forecasted demand for our encapsulants, including the closure or consolidation of existing facilities, if required, to keep our cost structure competitive.

Non—GAAP Earnings Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non—GAAP financial measure called non—GAAP EPS. Non—GAAP EPS is defined for the periods presented in the following table. For the periods prior to 2011, the diluted weighted—average common shares outstanding were determined on a GAAP basis and the resulting share count was used for computing both GAAP and non—GAAP diluted EPS. Since we recorded a loss from continuing operations in 2011 on a GAAP basis, the weighted—average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti—dilutive. However, we have included these shares in our 2011 non—GAAP EPS calculation to be consistent with prior periods and such shares are dilutive. Refer to the weighted—average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

We believe that non—GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non—GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non—GAAP EPS is a metric used to determine annual bonus compensation for our Executive Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.

Although we use non—GAAP EPS as a measure to assess the operating performance of our business, non—GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non—GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets, deferred financing costs, goodwill and asset impairments and stock—based compensation expense further limits the usefulness of this measure. Non—GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, we do not view non—GAAP EPS in isolation and use other measures, such as Adjusted EBITDA, net earnings from continuing operations, net sales, gross margin and operating income, to measure operating performance.

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) earnings from continuing operations	$(82,131)	$(68,477)	$3,817	$11,174	$14,058
Adjustments to net (loss) earnings from continuing operations:
Amortization of intangibles	2,108	2,108	2,108	2,108	2,108
Amortization of deferred financing costs	82	82	3,807	331	332
Stock—based compensation expense	1,474	1,163	1,073	1,100	1,100
Plant closure cost	—	464	356	—	—
Goodwill impairment	82,524	63,948	—	—	—
Asset impairment	—	—	1,861	—	—
Interest expense from 2007 Credit Agreements	—	—	(1,722)	(2,487)	(2,490)
Tax effect of adjustments	(1,184)	(1,236)	(2,539)	(253)	(251)
Non—GAAP net earnings (loss) from continuing operations	$2,873	$(1,948)	$8,761	$11,973	$14,857

Basic shares outstanding GAAP	41,155,562	41,083,080	40,972,552	40,882,026	40,799,394
Diluted shares outstanding GAAP	41,155,562	41,083,080	41,503,070	42,012,274	42,202,172
Stock options	—	—	—	—	—
Restricted common stock	11,193	—	—	—	—
Diluted shares outstanding non-GAAP	41,166,755	41,083,080	41,503,070	42,012,274	42,202,172
Diluted net (loss) earnings per share from continuing operations	$(2.00)	$(1.67)	$0.09	$0.27	$0.33
Diluted non-GAAP net earnings (loss) per share from continuing operations	$0.07	$(0.05)	$0.21	$0.28	$0.35

Adjusted Return on Net Assets

We also use an alternative non—GAAP measure of asset efficiency called adjusted return on net assets (“RONA”). We define RONA as non—GAAP net earnings from continuing operations divided by the average of property, plant and equipment plus current assets, excluding deferred tax assets and current assets held for sale and less current liabilities in the reported period, excluding current portion of long—term debt and current liabilities held for sale. Non—GAAP net earnings from continuing operations is described in further detail above.

We believe that RONA provides meaningful supplemental information regarding our performance by excluding certain expenses and assets that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers.

We define average adjusted total net assets by utilizing the average of our reported current assets plus trailing four quarterly comparable Condensed Consolidated Balance Sheets amounts. Total adjusted net assets is derived from total current assets plus property, plant and equipment, net, less total current liabilities. Our average non—GAAP total net assets is derived by utilizing the average of our reported current plus trailing four quarterly comparable Condensed Consolidated Balance Sheets non—GAAP total net assets amounts. We define non—GAAP total net assets by utilizing adjusted total net assets plus current liabilities held for sale, current portion of long-term debt, less current assets held for sale and deferred tax asset.

Although we use RONA as a measure for investors to assess the operating performance of our business, RONA has significant limitations as an analytical tool because it excludes certain material expenses and assets. Because RONA does not account for these expenses and assets, its utility as a measure of our operating performance has material limitations. The omission of deferred tax assets and the substantial amortization expense associated with our intangible assets, goodwill and asset impairments, deferred financing costs and stock—based compensation expense further limits the usefulness of this measure. RONA also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. We compensate for this limitation by providing information about our assets and net earnings from continuing operations and excluding assets held for sale that were attributable to the QA business on the face of the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Comprehensive Income as well as in the above discussion in the respective periods.

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total current assets	$108,230	$110,306	$215,431	$213,110	$202,313
Plus: Property, plant and equipment, net	68,415	63,474	62,873	65,416	57,310
Less: Total current liabilities	(19,555)	(20,827)	(117,915)	(46,720)	(43,904)
Adjusted total net assets	$157,090	$152,953	$160,389	$231,806	$215,719
Plus:
Current liabilities held for sale	—	—	—	15,835	13,938
Current portion of long—term debt	—	—	—	1,850	1,850
Less:
Current assets held for sale	—	—	—	(29,570)	(25,994)
Deferred tax asset	(2,381)	(2,045)	(2,413)	(2,462)	(2,462)
Non—GAAP total net assets	$154,709	$150,908	$157,976	$217,459	$203,051
Average adjusted total net assets (1)	$183,591	$191,419	$197,517	$196,973	$178,979
Average non—GAAP total net assets (2)	$176,821	$182,279	$185,316	$181,623	$163,679
GAAP net (loss) earnings from continuing operations	$(135,617)	$(39,428)	$43,724	$53,961	$58,208
Non—GAAP net earnings from continuing operations	$21,659	$33,643	$51,046	$57,084	$61,650
Return on net assets	(73.9)%	(20.6)%	22.1%	27.4%	32.5%
Adjusted return on net assets	12.2%	18.5%	27.5%	31.4%	37.7%

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) earnings from continuing operations	$(135,617)	$(39,428)	$43,724	$53,961	$58,208
Adjustments to net (loss) earnings from continuing operations:
Amortization of intangibles	8,432	8,432	8,432	8,432	8,432
Amortization of deferred financing costs	4,302	4,552	4,802	1,327	1,327
Stock—based compensation expense	4,810	4,436	4,400	4,440	4,484
Plant closure cost	820	820	356	—	—
Goodwill impairment	146,472	63,948	—	—	—
Asset impairment	1,861	1,861	1,861	—	—
Secondary offering expense	—	—	—	—	341
Interest expense from 2007 Credit Agreements	(4,209)	(6,699)	(9,243)	(10,103)	(10,163)
Tax effect of adjustments	(5,212)	(4,279)	(3,286)	(973)	(979)
Non—GAAP net earnings from continuing operations	$21,659	$33,643	$51,046	$57,084	$61,650

(1) Average total adjusted net assets is derived by utilizing the average of our reported current plus trailing four quarterly comparable Condensed Consolidated Balance Sheets total net assets amounts.

(2) Average non—GAAP total net assets is derived by utilizing the average of our reported current plus trailing four quarterly comparable Condensed Consolidated Balance Sheets non—GAAP total net assets amounts.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through cash provided by operations. As of March 31, 2012, our principal sources of liquidity consisted of $70.2 million of cash and up to $150.0 million of availability under our $150.0 million Credit Agreement. We had no borrowings as of March 31, 2012 and December 31, 2011. Based on our forecasted 2012 results of operations and capital investment and in compliance with applicable ratio covenants as discussed below, we expect to be able to draw down on at least $40.0 million of the $150.0 million Credit Agreement during 2012. However, if our actual EBITDA, as defined in the Credit Agreement, is less than forecasted, we may not be able to borrow as expected, or any amounts, under the Credit Agreement.

Our cash and cash equivalents balance is located in the following geographies:

March 31, 2012

United States	$32,425
Spain	22,927
Malaysia	13,156
China	1,028
Hong Kong	688
Cash and cash equivalents	$70,224

We have elected to permanently invest our Malaysia earnings. As such, we do not intend to repatriate the Malaysia cash balance as a dividend back to the United States. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. If we elect to dividend such balance, approximately $1.0 million would be paid to settle U.S. income taxes due upon payment of a dividend. We have accrued for this tax liability. We have not elected to permanently re—invest our Hong Kong and China earnings. However, we plan to utilize our cash located in these countries to fund a portion of our capital expenditures in China.

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

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash provided by operating activities was $21.1 million and net cash used in operating activities was $(0.6) million for the three months ended March 31, 2012 and 2011, respectively. Cash earnings decreased by approximately $13.4 million for the three months ended March 31, 2012 compared to the same period in 2011. These reductions were driven by reduced net sales and lower gross margin in the first quarter of 2012 compared to the prior year. These were more than offset by improved working capital, including lower raw material inventory and favorable timing of income tax payments.

Cash Flow from Operating Activities from Discontinued Operations

Net cash used in operating activities from discontinued operations was $5.1 million for the three months ended March 31, 2012 primarily due to the payment of accrued state taxes relating to the gain on the sale of the QA business.

Net cash used in operating activities from discontinued operations was $1.3 million for the three months ended March 31, 2011 primarily due to the QA business operating at a loss during the first quarter due to seasonality, partially offset by improved working capital.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2012 and was related to capital expenditures. Our investments for this period were primarily for our new 20,000 square foot state—of—the—art research and development laboratory that became operational early in the second quarter of 2012. We also acquired land for our China expansion and continued the build—out of our East Windsor, Connecticut facility.

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2011 and was related to capital expenditures. Our investments for this period were mainly for the expansion of our Malaysia and East Windsor, Connecticut facilities, including additional production equipment.

We expect remaining 2012 consolidated capital expenditures to be approximately $10.0 million.

We use an alternative non—GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures from continuing operations. Free cash flow was $15.6 million and $(5.8) million in the three months ended March 31, 2012 and 2011, respectively. Free cash flow was higher for the three months ended March 31, 2012 as a result of the increase in operating cash flow as discussed above. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, including information technology infrastructure, land and buildings, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions and strengthening the Condensed Consolidated Balance Sheets.

Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. We compensate for this limitation by providing information about our capital expenditures on the face of the Condensed Consolidated Statements of Cash Flows and in the above discussion. During this quarter, we have recasted the previously disclosed March 31, 2011 amounts for comparable purposes as a result of the disposition of our QA business.

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash provided by (used in) operating activities from continuing operations	$21,149	$(638)
Less: capital expenditures	(5,538)	(5,118)
Free cash flow	$15,611	$(5,756)

We also use this non—GAAP financial measure for financial and operational decision making and as a means to evaluate period—to—period comparisons.

Cash Flow from Investing Activities from Discontinued Operations

Net cash used in investing activities from discontinued operations for the three months ended March 31, 2011 related to capital expenditures made by our former QA business primarily for the enhancement of information systems.

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities for the three months ended March 31, 2012 was due to the issuance of common stock under the employee stock purchase plan.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2011 due to $0.5 million of proceeds from the exercise of stock options and related tax benefits received from the disqualifying dispositions of certain of these options.

Cash Flow from Financing Activities from Discontinued Operations

Net cash used in financing activities from discontinued operations for the three months ended March 31, 2011 was due to $0.5 million of principal payments related to debt under our 2007 Credit Agreements discussed below.

Credit Facilities

On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds and its co—investors, together with members of our Board of Directors, our executive officers, certain prior investors and other members of management, acquired 100% of the voting equity interests in our wholly—owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our “2007 Credit Agreements,” in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185.0 million term loan facility, which was to mature on June 15, 2014, and a $20.0 million revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75.0 million term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15.0 million for letters of credit.

As anticipated and in conjunction with the closing of the sale of the QA business, we triggered non—compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, we terminated the 2007 Credit Agreements and used approximately $237.7 million from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent.

On October 7, 2011, we entered into a multicurrency credit agreement (the “Credit Agreement”) among us, certain of our domestic subsidiaries, as guarantors (the “Guarantors”), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of up to $150.0 million that matures on October 7, 2015. The Credit Agreement includes a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions. Based on our forecasted 2012 EBITDA and the required minimum Consolidated Leverage Ratio, we expect to be able to draw down on at least $40.0 million of the $150.0 million Credit Agreement during 2012. If our actual EBITDA, as defined in the Credit Agreement, is less than forecasted, we may not be able to borrow as expected, or any amounts, under the Credit Agreement.

The obligations under the Credit Agreement are unconditional and are guaranteed by substantially all of our existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees are secured on a first—priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

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

In addition, we are required to pay the Lenders a commitment fee equal to an applicable rate, which will range from 25 basis points to 35 basis points based on our Consolidated Leverage Ratio from time to time, multiplied by the actual daily amount of the

Lender’s aggregate unused commitments under the Credit Agreement. The facility fee is payable quarterly in arrears. We will also pay a letter of credit fee equal to the applicable rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

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

Negative covenants include, among others, with respect to us and our subsidiaries, limitations on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments, transactions with affiliates, certain burdensome agreements, use of proceeds, and payment of other indebtedness. We and our subsidiaries are also subject to a limitation on mergers, dissolutions, liquidations, consolidations and disposals of all or substantially all of their assets. The Credit Agreement also requires us to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 2.50 to 1.00 during each fiscal quarter through the quarter ended September 30, 2013 and no more than 2.25 thereafter and a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.00 as of the end of any fiscal quarter. Based on our forecasted 2012 EBITDA and the required minimum Consolidated Leverage Ratio, we expect to be able to draw down on at least $40.0 million of the $150.0 million Credit Agreement during 2012. If our actual EBITDA, as defined in the Credit Agreement, is less than forecasted, we may not be able to borrow as much, or any amounts, under the Credit Agreement.

Since we had no outstanding borrowings under the Credit Agreement, our Consolidated Leverage Ratio was not applicable as of March 31, 2012. Our Consolidated Fixed Charge Coverage Ratio was 80.4 to 1.0 as of the quarter ended March 31, 2012.

The Credit Agreement contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross—defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a Change in Control (as defined in the Credit Agreement) or a material provision of the Credit Agreement ceases to be in effect. Upon an event of default under the Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable and require us to cash collateralize the outstanding letter of credit obligations. A bankruptcy or insolvency event causes such obligations automatically to become immediately due and payable.

Off—Balance Sheet Arrangements

We have no off—balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. Our raw material prices have moderated and we have benefited from raw material price deflation of approximately $1.0 million for the first three months of 2012.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011—05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB Accounting Standard Codification (“ASC”) 220 established standards for the reporting and presentation of comprehensive income and its components in a full set of general—purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures. We early adopted this standard effective June 30, 2011, and it did not have a material impact on our condensed consolidated financial statements since we previously presented net earnings, other comprehensive income and our components and total comprehensive income in a continuous statement.

The FASB has subsequently issued ASU No. 2011—12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011—05. The amendments to the Codification in ASU No. 2011—12 are effective at the same time as the amendments in ASU No. 2011—05, Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011—05 that ASU No. 2011—12 is deferring. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011—05. All other requirements in ASU No. 2011—05 are not affected by ASU No. 2011—12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate, but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on our condensed consolidated financial statements.

Forward—Looking Statements

This Quarterly Report contains forward—looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward—looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward—looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, we face risks and uncertainties that include, but are not limited to, the following: (i) excess capacity in the solar supply chain; (ii) our ability to increase our market share; (iii) demand for solar energy in general and solar modules in particular; (iv) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (v) the effects of the announced reductions to solar incentives in Germany and Italy; (vi) the extent to which we may be required to write-off accounts receivable, inventory or intangible assets; (vii) product pricing pressures and other competitive factors; (viii) customer concentration in our business and our relationships with key customers; (ix) our ability to protect our intellectual property; (x) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (xi) our dependence on a limited number of third party suppliers for raw materials for our encapsulants and materials used in our processes; (xii) operating new manufacturing facilities and increasing production capacity at existing facilities; (xiii) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xiv) potential product performance matters and product liability; (xv) the extent and duration of the current downturn in the global economy; (xvi) the impact negative credit markets may have on us or our customers or suppliers; (xvii) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (xviii) maintaining sufficient liquidity in order to fund future profitable growth and long-term vitality; (xix) outcomes of litigation and regulatory actions; and (xx) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward looking statements. We undertake no obligation to publicly update any forward—looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States. This foreign currency exposure arises primarily from the translation or re—measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our consolidated results of continuing operations. For the three months ended March 31, 2012 and 2011, approximately $11.3 million, or 36.4% and $29.3 million, or 43.1%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and administrative expenses related to these foreign currencies net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2012 would have caused a change in condensed consolidated net assets of approximately $3.8 million and a change in net sales of approximately $1.5 million.

Interest Rate Risk

We will be exposed to interest rate risk if we elect to draw down on our Credit Agreement. As of March 31, 2012, no amounts were outstanding under our Credit Agreement. Our Credit Agreement bears interest at floating rates based on the Eurocurrency or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. For the full year 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011 and our cost of sales was favorably impacted by $1.0 million of raw material deflation during the first three months of 2012. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts, adding inflation escalation price clauses in customer contracts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) during the first fiscal quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments in the quarter in the legal proceedings indentified in Part I, Item 3 of our Annual Report on Form 10—K for the year ended December 31, 2011, except as noted below. In addition, there were no new material legal proceedings during the quarter.

Galica/JPS

As previously disclosed, we entered into a Global Settlement Agreement and Release (the “Settlement Agreement”) with JPS Industries, JPS Elastomerics Corp. and James P. Galica. Pursuant to the Settlement Agreement, the parties agreed to, (i) payment by JPS of $7.1 million to us (which was received on February 16, 2012), (ii) dismissals of the State Court Action, the Federal Court Action, and all associated appeals and proceedings, (iii) the satisfaction of outstanding judgments in the State Court Action, (iv) the disbursement to us of $0.1 million, deposited with and held in escrow by the Court, (v) the discharge of attachments of certain assets of JPS, (vi) the modification of the injunction issued in the State Court Action: (a) reducing the term of the Production Injunction from five years to four years, (b) permitting JPS to permanently bond encapsulant to fiberglass mesh and laminate non—low shrink encapsulant to paper, (c) the deletion of JPS’s obligations with respect to the review and deletion of certain documents, (vii) the delivery to us by JPS of certain components of an equipment line purchased by it, (viii) the deletion by JPS of certain data, (ix) the general release of claims by the parties related to the State Court Action and the Federal Court Action, subject to the retention by us of certain rights, (x) the covenant by JPS not to sue us (and our affiliates) with respect to matters related to the Federal Court Action, (xi) the agreement by JPS and Galica to cooperate with us in connection with investigations related to the potential dissemination of our trade secrets, and (xii) certain other customary terms and conditions.

We received a $7.2 million payment during the three months ended March 31, 2012 which was recorded as Other income on our Condensed Consolidated Statements of Comprehensive Income.

Alpha Marathon

On October 7, 2011, we filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. (“Alpha Marathon”) seeking damages resulting from Alpha Marathon’s misappropriation of trade secrets and an injunction barring use of those trade secrets. Alpha Marathon is an equipment line manufacturer located in Ontario, Canada.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10—K for the year ended December 31, 2011, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10—K for the year ended December 31, 2011.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14 Securities Exchange Act Rules 13a—14(a) and 15d—14(a), pursuant to section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14 Securities Exchange Act Rules 13a—14(a) and 15d—14(a), pursuant to section 302 of the Sarbanes—Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*In accordance with Rule 406T of Regulation S—T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)
	By:	/s/ BARRY A. MORRIS
Date: May 2, 2012	Barry A. Morris, Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)