Form 10-Q
period 2012-06-30
STR HOLDINGS, INC.
filed 2012-08-09
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

At August 1, 2012, there were 41,677,626 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,191	$58,794
Accounts receivable, trade, less allowances for doubtful accounts of $521 and $225 in 2012 and 2011, respectively	11,464	14,535
Inventories	15,039	28,809
Prepaid expenses	1,198	1,234
Deferred tax assets	1,746	2,045
Income tax receivable	2,686	2,847
Other current assets	2,969	2,042
Total current assets	107,293	110,306
Property, plant and equipment, net	68,660	63,474
Intangible assets, net	139,696	143,912
Goodwill	—	82,524
Deferred financing costs	1,062	1,225
Other noncurrent assets	878	650
Total assets	$317,589	$402,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,396	$4,647
Accrued liabilities	8,486	9,445
Income taxes payable	5,046	6,735
Total current liabilities	20,928	20,827
Deferred tax liabilities	46,165	48,585
Other long—term liabilities	2,121	2,174
Total liabilities	69,214	71,586
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,669,734 and 41,666,012 issued and outstanding, respectively, in 2012 and 41,620,501 and 41,616,779 issued and outstanding, respectively, in 2011	413	412
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	232,512	229,512
Retained earnings	18,660	103,212
Accumulated other comprehensive loss, net	(3,153)	(2,574)
Total stockholders’ equity	248,375	330,505
Total liabilities and stockholders’ equity	$317,589	$402,091

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$25,119	$71,677	$56,202	$139,655
Cost of sales	23,534	46,799	52,617	86,492
Gross profit	1,585	24,878	3,585	53,163
Selling, general and administrative expenses	6,708	7,406	14,454	14,828
(Recovery) provision for bad debt expense	(1,156)	802	450	1,041
Goodwill impairment (Note 6)	—	—	82,524	—
Operating (loss) income	(3,967)	16,670	(93,843)	37,294
Interest (expense) income, net	(50)	161	(111)	235
Amortization of deferred financing costs	(81)	(331)	(163)	(663)
Other income (Note 8)	—	—	7,201	—
Foreign currency transaction gain (loss)	202	(93)	(86)	149
(Loss) earnings from continuing operations before income tax (benefit) expense	(3,896)	16,407	(87,002)	37,015
Income tax (benefit) expense from continuing operations	(1,475)	5,233	(2,450)	11,783
Net (loss) earnings from continuing operations	$(2,421)	$11,174	$(84,552)	$25,232
Discontinued operations (Note 3):
Loss from discontinued operations before income tax benefit	—	(1,985)	—	(6,543)
Income tax benefit from discontinued operations	—	(521)	—	(1,861)
Net loss from discontinued operations	—	(1,464)	—	(4,682)
Net (loss) earnings	$(2,421)	$9,710	$(84,552)	$20,550
Other comprehensive (loss) income:
Foreign currency translation (net of tax effect of $(846), $706, $(311) and $1,795, respectively)	(1,573)	1,310	(579)	3,333
Other comprehensive (loss) income	(1,573)	1,310	(579)	3,333
Comprehensive (loss) income	$(3,994)	$11,020	$(85,131)	$23,883
Net (loss) earnings per share (Note 4):
Basic from continuing operations	$(0.06)	$0.27	$(2.05)	$0.62
Basic from discontinued operations	—	(0.03)	—	(0.12)
Basic	$(0.06)	$0.24	$(2.05)	$0.50

Diluted from continuing operations	$(0.06)	$0.27	$(2.05)	$0.60
Diluted from discontinued operations	—	(0.04)	—	(0.11)
Diluted	$(0.06)	$0.23	$(2.05)	$0.49
Weighted—average shares outstanding (Note 4):
Basic	41,287,338	40,882,026	41,239,316	40,821,482
Diluted	41,287,338	42,012,274	41,239,316	42,129,184

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net (loss) earnings	$(84,552)	$20,550
Net loss from discontinued operations	—	4,682
Net (loss) earnings from continuing operations	(84,552)	25,232
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	4,115	3,793
Goodwill impairment	82,524	—
Amortization of intangibles	4,216	4,216
Amortization of deferred financing costs	163	663
Stock—based compensation expense	2,978	2,200
Provision for bad debt expense	450	1,041
Deferred income tax benefit	(1,811)	(580)
Changes in operating assets and liabilities:
Accounts receivable	2,490	(13,002)
Income tax receivable	(2,686)	—
Inventories	11,303	(12,237)
Other current assets	4,122	(580)
Accounts payable	2,863	(692)
Accrued liabilities	(1,129)	467
Income taxes payable	4,136	(8,679)
Other, net	115	1,987
Net cash provided by continuing operations	29,297	3,829
Net cash used in discontinued operations	(5,786)	(1,952)
Net cash provided by operating activities	23,511	1,877
INVESTING ACTIVITIES
Capital expenditures	(9,425)	(14,535)
Net cash used in continuing operations	(9,425)	(14,535)
Net cash used in discontinued operations	—	(1,993)
Net cash used in investing activities	(9,425)	(16,528)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	596
Option exercise recognized tax benefit	—	77
Common stock issued under employee stock purchase plan	25	—
Net cash provided by continuing operations	25	673
Net cash used in discontinued operations	—	(925)
Net cash provided by (used in) financing activities	25	(252)
Effect of exchange rate changes on cash	(714)	3,650
Net change in cash and cash equivalents	13,397	(11,253)
Cash and cash equivalents, beginning of period	58,794	106,630
Cash and cash equivalents, end of period	72,191	95,377
Less cash and cash equivalents of discontinued operations, end of period	—	8,297
Cash and cash equivalents from continuing operations, end of period	$72,191	$87,080

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10—Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Form 10—K filed with the SEC on March 14, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

The Quality Assurance (“QA”) business’ historical operating results and the interest expense associated with the Company’s prior first lien credit agreement and the second lien credit agreement (together, the “2007 Credit Agreements”) are recorded in discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for all periods presented.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011—05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB Accounting Standards Codification (“ASC”) 220 established standards for the reporting and presentation of comprehensive income and its components in a full set of general—purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each financial component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments did not require any transition disclosures. The Company early adopted this standard effective June 30, 2011, and it did not have a material impact on the Company’s condensed consolidated financial statements since the Company previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement.

The FASB subsequently issued ASU No. 2011—12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011—05. The amendments to the Codification in ASU No. 2011—12 became effective at the same time as the amendments in ASU No. 2011—05, Comprehensive Income, so that entities are not required to comply with the presentation requirements in ASU No. 2011—05 that ASU No. 2011—12 deferred. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011—05. All other requirements in ASU No. 2011—05 were not affected by ASU No. 2011—12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In accordance with ASC 250—20—Presentation of Financial Statements—Discontinued Operations and ASC 740—20—Income Taxes—Intraperiod Tax Allocation, the accompanying Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Cash Flows present the results of the QA business as discontinued operations. Prior to the sale, the QA business was a segment of the Company. The Company has no continuing involvement in the operations of the QA business and does not have any direct cash flows from the QA business subsequent to the sale. Accordingly, the Company has presented the QA business as discontinued operations in these condensed consolidated financial statements.

As anticipated and in conjunction with the closing of the sale of the QA business, the Company triggered non—compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, the Company terminated the 2007 Credit Agreements and used approximately $237,732 from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent.

In connection with the payoff of all the existing debt, the Company also wrote off $3,586 of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements.

The following tables set forth the operating results of the QA business being presented as a discontinued operation for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$—	$30,712	$—	$55,671
Loss from operations before income tax benefit	$—	$(1,985)	$—	$(6,543)
Net loss	$—	$(1,464)	$—	$(4,682)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—EARNINGS PER SHARE

The calculation of basic and diluted (loss) earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic and diluted net (loss) earnings per share
Numerator:
Net (loss) earnings from continuing operations	$(2,421)	$11,174	$(84,552)	$25,232
Net loss from discontinued operations	—	(1,464)	—	(4,682)
Net (loss) earnings	$(2,421)	$9,710	$(84,552)	$20,550
Denominator:
Weighted—average shares outstanding	41,287,338	40,882,026	41,239,316	40,821,482
Add:
Dilutive effect of stock options	—	719,030	—	845,263
Dilutive effect of restricted common stock	—	411,218	—	462,439
Weighted—average shares outstanding with dilution	41,287,338	42,012,274	41,239,316	42,129,184

Net (loss) earnings per share:
Basic from continuing operations	$(0.06)	$0.27	$(2.05)	$0.62
Basic from discontinued operations	—	(0.03)	—	(0.12)
Basic	$(0.06)	$0.24	$(2.05)	$0.50

Diluted from continuing operations	$(0.06)	$0.27	$(2.05)	$0.60
Diluted from discontinued operations	—	(0.04)	—	(0.11)
Diluted	$(0.06)	$0.23	$(2.05)	$0.49

Due to the loss from continuing operations for the three and six months ended June 30, 2012, diluted weighted—average common shares outstanding does not include shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti—dilutive.

Since the effect would be anti—dilutive, there were 284 and 130 shares of common stock issuable upon the exercise of options issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted—average shares outstanding for the three and six months ended June 30, 2012, respectively.

Since the effect would be anti—dilutive, there were 3,388,121 and 113,420 stock options outstanding that were not included in the computation of diluted weighted—average shares outstanding for the three months ended June 30, 2012 and June 30, 2011, respectively. Since the effect would be anti—dilutive, there were 3,388,121 and 77,557 stock options outstanding that were not included in the computation of diluted weighted—average shares outstanding for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 5—INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished goods	$3,796	$3,112
Raw materials	11,243	25,697
Inventories	$15,039	$28,809

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG—LIVED ASSETS AND GOODWILL

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, the Company assesses the impairment of its long—lived assets including its definite—lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the Company assesses if the following factors are present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that are generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which the Company uses its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company’s common stock. During the first quarter of 2012, the market capitalization of the Company’s common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, the Company determined that a triggering event occurred requiring it to test its long—lived assets and its reporting unit for impairment as of March 31, 2012.

The Company tested its long—lived assets for impairment as of March 31, 2012. The Company concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded its long—lived assets’ carrying values as of March 31, 2012. The Company also determined that no change to the estimated useful lives was required. The Company did not test its long—lived assets for impairment as of June 30, 2012, as it concluded that no triggering event occurred during the second quarter of 2012. However, if the Company continues to experience a significant reduction in sales volume or profitability in the future, or any adverse circumstances as discussed above, certain of its long—lived assets may be subject to accelerated depreciation/amortization and/or future impairment.

At March 31, 2012, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit’s net book value exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that the implied fair value of goodwill was lower than its carrying value and recorded a goodwill impairment of $82,524. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company’s cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other than temporary decline in the Company’s stock price and its net book value exceeding the market capitalization of its common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. The Company believes the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted—average cost of capital. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company—specific factors and overall economic conditions.

Goodwill was $0 at June 30, 2012 and $82,524 at December 31, 2011. Goodwill is not deductible for tax purposes.

NOTE 7—INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three months and six months ended June 30, 2012 was 37.9% and 2.8%, respectively, compared to the U.S. federal statutory tax rate of 35.0%. The Company’s effective tax rate from continuing operations was approximately 31.9% and 31.8%, respectively, for the three and six months ended June 30, 2011.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—INCOME TAXES (Continued)

In 2011, the Company generated income in the U.S. that was taxed at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. The 2011 income tax expense was reduced by the Company’s permanently invested Malaysia earnings where it benefits from a zero percent tax holiday. In 2012, the Company’s operations are expected to generate a taxable loss in the U.S. as the solar industry continues to shift and expand in Asia. As such, the Company expects to receive an income tax benefit that will reduce its expected loss at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. In addition, the Company expects to continue to benefit from anticipated earnings in Malaysia that are permanently reinvested at a zero percent tax rate.

The effective tax rate from continuing operations for the six months ended June 30, 2012 also reflects discrete items recorded in the first quarter relating to the goodwill impairment for which no tax benefit is recorded and settlement of income tax audits resulting in a $1,000 benefit.

A shift in the mix of the Company’s expected geographic earnings, primarily in Malaysia, could cause its expected effective tax rate to change significantly.

On March 7, 2012, the Internal Revenue Service issued Revenue Procedures 2012—9 and 2012—20 (“Revenue Procedures”) that provide a procedure for a taxpayer to follow in order to obtain automatic consent of the Commissioner to change its methods of accounting. This change was made to comply with the tangible property temporary regulations (“Temporary Regulations”) that were issued on December 23, 2011. The Revenue Procedures allow taxpayers to change their method of accounting for tax years beginning on or after January 1, 2012. Accordingly, taxpayers may not early adopt the provisions in the Temporary Regulations. The Company is assessing the impact, if any, of this procedure.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs in connection with specific product performance claims. The Company has accrued for specific product performance matters that are probable and estimable based on its best estimate of ultimate cash expenditures that it will incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2012	June 30, 2011
Balance as of beginning of year	$4,762	$4,109
Additions	109	512
Reductions	(892)	(136)
Balance as of end of period	$3,979	$4,485

The majority of this accrual relates to a quality claim by one of the Company’s customers in connection with a non—encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450—Contingencies, the Company has accrued the estimated cost to remediate of $350. During the six months ended June 30, 2012 the Company utilized $148 of this accrual, leaving a balance of $202 as of June 30, 2012.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

Galica/JPS

As previously disclosed, the Company entered into a Global Settlement Agreement and Release (the “Settlement Agreement”) with JPS Industries Inc., JPS Elastomerics Corp. and James P. Galica (collectively “JPS”). Pursuant to the Settlement Agreement, the parties agreed to (i) payment by JPS of $7,131 to the Company, (ii) dismissals of pending actions in state and federal courts and all associated appeals and proceedings, (iii) the satisfaction of outstanding judgments in the state court action, (iv) the disbursement to the Company of $70, deposited with and held in escrow by the court, (v) the discharge of attachments of certain assets of JPS, (vi) the modification of the injunction issued in the state court action: (a) reducing the term of a production injunction from five years to four years, (b) permitting JPS to permanently bond encapsulant to fiberglass mesh and laminate non—low shrink encapsulant to paper, (c) the deletion of JPS’s obligations with respect to the review and deletion of certain documents, (vii) the delivery to the Company by JPS of certain components of an equipment line purchased by it, (viii) the deletion by JPS of certain data, (ix) the general release of claims by the parties related to the state and federal court actions, subject to the retention by the Company of certain rights, (x) the covenant by JPS not to sue the Company (and its affiliates) with respect to matters related to the federal court action, (xi) the agreement by JPS and Galica to cooperate with the Company in connection with investigations related to the potential dissemination of the Company’s trade secrets, and (xii) certain other customary terms and conditions.

The Company received the $7,201 payment during the first quarter of 2012, which is recorded in Other Income on its Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012.

Alpha Marathon

On October 7, 2011, the Company filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. (“Alpha Marathon”) an equipment line manufacturer located in Ontario, Canada, seeking damages resulting from Alpha Marathon’s misappropriation of trade secrets and an injunction barring use of those trade secrets.

NOTE 9—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2012 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2011	41,191,468	$412	3,722	$(57)	$229,512	$103,212	$(2,574)	$330,505
Stock—based compensation	140,796	1	—	—	2,977	—	—	2,978
Employee stock purchase plan	4,497	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	(84,552)	—	(84,552)
Foreign currency translation, net of tax	—	—	—	—	—	—	(579)	(579)
Balance at June 30, 2012	41,336,761	$413	3,722	$(57)	$232,512	$18,660	$(3,153)	$248,375

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At June 30, 2012, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2012, there were 41,669,734 shares issued and 41,666,012 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 41,666,012 shares outstanding are 41,336,761 shares of common stock and 329,251 shares of unvested restricted common stock.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—STOCKHOLDERS’ EQUITY (Continued)

Treasury Stock

In connection with the Company’s former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At June 30, 2012, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 10—STOCK—BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. A total of 4,750,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock—based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a four—year period and expire ten years from date of grant. There were 1,006,352 shares available for grant under the 2009 plan as of June 30, 2012.

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2012:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant—Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2011	3,400,121	$11.63	7.96	$4.82	$(24,039)
Options granted	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled/forfeited	(12,000)	$18.80	—	$9.66	$171
Balance at June 30, 2012	3,388,121	$11.61	7.46	$4.80	$(23,886)
Vested and exercisable as of June 30, 2012	3,110,329	$11.39	7.40	$4.61	$(21,244)
Vested and exercisable as of June 30, 2012 and expected to vest thereafter	3,388,121	$11.61	7.46	$4.80	$(23,886)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.56 of the Company’s common stock on June 30, 2012.

As of June 30, 2012, there was $1,703 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately two years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—STOCK—BASED COMPENSATION (Continued)

The following table summarizes the restricted common stock activity of the Company for the six months ended June 30, 2012:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2011	425,311	$10.08
Granted	44,736	$3.82
Vested	(140,796)	$9.96
Canceled	—	—
Unvested at June 30, 2012	329,251	$9.30
Expected to vest after June 30, 2012	329,251	$9.30

As of June 30, 2012, there was $1,356 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately 2.5 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

On November 9, 2010, the Company’s Board of Directors adopted the STR Holdings, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of the Company’s common stock for issuance thereunder. The ESPP was made effective upon its approval by the votes of the Company’s stockholders on May 24, 2011 during the Company’s annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended.

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods in which eligible employees may participate. The first offering period commenced in the fourth quarter of 2011. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased times the 10% discount is recorded by the Company as stock—based compensation. The Company recorded $1 and $3 as stock—based compensation expense relating to the ESPP for the three and six months ended June 30, 2012, respectively. There were 495,503 shares available for purchase under the ESPP as of June 30, 2012.

Stock—based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Income categories for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$1	$—	$1	$—
Selling, general and administrative expense	$1,503	$1,100	$2,977	$2,200
Total option exercise recognized tax benefit	$—	$23	$—	$25

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

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA to Net (Loss) Earnings from Continuing Operations
Adjusted EBITDA	$2,124	$21,720	$7,105	$47,652
Depreciation and amortization	(4,385)	(4,043)	(8,331)	(8,009)
Amortization of deferred financing costs	(81)	(331)	(163)	(663)
Interest (expense) income, net	(50)	161	(111)	235
Income tax benefit (expense)	1,475	(5,233)	2,450	(11,783)
Goodwill impairment	—	—	(82,524)	—
Stock—based compensation	(1,504)	(1,100)	(2,978)	(2,200)
Net (Loss) Earnings from Continuing Operations	$(2,421)	$11,174	$(84,552)	$25,232

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales
Spain	$12,025	$27,410	$23,351	$56,684
Malaysia	8,019	20,989	21,410	39,837
United States	5,075	23,278	11,441	43,134
Total Net Sales	$25,119	$71,677	$56,202	$139,655

Long—Lived Assets by Geographic Area

	June 30,	December 31,
	2012	2011
Long—Lived Assets
United States	$30,866	$25,369
Malaysia	20,246	21,063
Spain	15,583	17,039
China	1,958	—
Hong Kong	7	3
Total Long—Lived Assets	$68,660	$63,474

Foreign sales are based on the country in which the sales originate. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and six months ended June 30, 2012, was $8,009 and $18,549, respectively. Accounts receivable from this customer amounted to $1,295 and $399 as of June 30, 2012 and December 31, 2011,

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

respectively. For the three and six months ended June 30, 2011, net sales to two of the Company’s major customers who each exceeded 10% of the Company’s consolidated net sales were $20,801 and $39,877, respectively.

NOTE 12—RESEARCH AND DEVELOPMENT EXPENSE

The Company has a long history of innovation dating back to its establishment in 1944 as a plastic and polymer research and development firm. As the Company’s operations have expanded from solely providing research and development activities into the manufacturing of encapsulants, it has created a separate research and development function for employees and costs that are fully dedicated to research and development activities. Research and development expense is recorded in selling, general and administrative expenses. The Company incurred $1,114 and $301, of research and development expense for the three months ended June 30, 2012 and 2011, respectively. The Company incurred $2,191 and $847, of research and development expense for the six months ended June 30, 2012 and 2011, respectively.

Due to the Company’s legacy of innovation, other employees spend some of their time related to research and development activities. However, the Company does not allocate such costs or allocate overhead to research and development.

NOTE 13—COST REDUCTION ACTIONS

During the first six months of 2012, the Company reduced headcount by 19 employees at its Connecticut facilities. In conjunction with the headcount reduction, the Company recognized severance of $0 and $42 in cost of sales for the three and six month periods ending June 30, 2012, respectively. The Company recognized severance of $135 and $149 in selling, general and administrative expense for the three and six month periods ended June 30, 2012. The Company also entered into a Labor Force Adjustment Plan (“LFAP”) with the union and the local government at its Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012.

NOTE 14—SUBSEQUENT EVENT

The Company has entered into an agreement to extend its LFAP at its Spain facility. Under this agreement, the Company will be responsible for 10% of the salary of any employees that may be furloughed during the period from August 1, 2012 through October 31, 2012.

Item 2.                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

STR Holdings, Inc. and its subsidiaries (“we”, “us” or “our”) are one of the leading global providers of encapsulants to the solar module industry. The encapsulant is a critical component used in solar modules. We were the first to develop the original ethylene—vinyl—acetate (“EVA”) encapsulants used in commercial solar module manufacturing in the 1970s in conjunction with the Jet Propulsion Laboratory of the California Institute of Technology under a NASA contract for the U.S. Energy Research and Development Administration, which later became known as the U.S. Department of Energy. We supply encapsulants globally to many of the world’s large solar module manufacturers. We believe this is due to our product performance, global manufacturing base, customer service and technical support. Our encapsulants are used in both crystalline silicon and thin—film solar modules.

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

Innovation

•                  We have continued to increase our investments in research and development, including the addition of technical personnel and research scientists. Our East Windsor, Connecticut facility houses a new, 20,000 square foot, state—of—the—art research and development laboratory that became operational in the second quarter of 2012. Our goal is to continue to develop high value—add products that can be commercialized quickly and with scale.

•                  We are in the process of trying to commercialize our recently developed premium high—light transmission formulation that enables light to better penetrate certain cells, which may enhance module output by approximately 1%. We also continue to invest in the development of products engineered for the specific requirements of Chinese module manufacturers and commenced a significant product introduction of our next generation encapsulant that we believe will possess enhanced potential induced degradation (“PID”) resistant properties. PID is the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cell and is a factor that could adversely impact the energy yield of crystalline silicon solar modules. This encapsulant formulation is currently being evaluated and tested by many large Chinese module manufacturers. The testing is expected to be completed in the second half of 2012.

Cost Reduction

•                  We expanded our manufacturing and supply chain expertise in 2011 with the hiring of a Chief Operating Officer, Solar and a Director of Global Supply Chain. Both individuals focus their efforts on cost reduction, supply chain optimization and process improvement.

•                  During the first six months of 2012, we reduced headcount by 19 employees at our Connecticut facilities. In conjunction with the headcount reduction, we recognized severance of $0.2 million. We also entered into a Labor Force Adjustment Plan (“LFAP”) with the union and the local government at our Spain facility that will temporarily furlough approximately 60 employees for the period of February 1, 2012 to July 31, 2012. We recently entered into an agreement to extend our LFAP at our Spain facility. Under the new LFAP agreement, we will be responsible for 10% of the salary of any employees that may be furloughed during the period from August 1, 2012 through October 31, 2012.

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

Strengthen Our Balance Sheet

•                  On September 1, 2011, we sold our Quality Assurance (“QA”) business to Underwriters Laboratories (“UL”) for total cash proceeds of $283.4 million, which included $8.4 million of estimated cash assumed in certain QA locations. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. We decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long—term debt.

Global Infrastructure and Asia Growth Strategy

•                  In 2012, we relocated our Global Director of Sales and Marketing to China and have expanded our local sales and technical service teams in the Asia Pacific region. In late 2011, we also formed a wholly foreign—owned enterprise, received a business license and purchased land near Shanghai.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long—lived intangible and tangible assets, goodwill, product performance matters, income taxes, stock—based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10—K filed with the Securities and Exchange Commission on March 14, 2012.

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

There have been no changes in our critical accounting policies during the quarter ended June 30, 2012.

IMPAIRMENT ANALYSIS

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, we assess the impairment of our long—lived assets including our definite—lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, we assess if the following factors are present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that are generated under our trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which we use our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock. During the first quarter of 2012, the market capitalization of our common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, we determined that a triggering event occurred requiring us to test our long—lived assets and our reporting unit for impairment as of March 31, 2012.

We tested our long—lived assets for impairment as of March 31, 2012. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded our long—lived assets’ carrying values as of March 31, 2012. We also determined that no change to the estimated useful lives was required. We did not test our long—lived assets for impairment as of June 30, 2012, as we concluded no triggering event occurred during the second quarter of 2012. However, if we continue to experience a significant reduction in sales volume or profitability in the future, or any adverse circumstances as discussed above, certain of our long—lived assets may be subject to accelerated depreciation/amortization and/or future impairment.

We valued our reporting unit with the assistance of a valuation specialist and determined that our reporting unit’s net book value exceeded its fair value as of March 31, 2012. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that the implied fair value of goodwill was lower than our carrying value and recorded a goodwill impairment of $82.5 million. We estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated our cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other—than—temporary decline in our stock price and our net book value exceeding the market capitalization of our common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Inherent in our development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted—average cost of capital. Many of the factors used in assessing the fair value are outside our control, and these assumptions and estimates can change in future periods as a result of both our specific factors and overall economic conditions.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$25,119	$71,677	$56,202	$139,655
Cost of sales	23,534	46,799	52,617	86,492
Gross profit	1,585	24,878	3,585	53,163
Selling, general and administrative expenses	6,708	7,406	14,454	14,828
(Recovery) provision for bad debt expense	(1,156)	802	450	1,041
Goodwill impairment	—	—	82,524	—
Operating (loss) income	(3,967)	16,670	(93,843)	37,294
Interest (expense) income, net	(50)	161	(111)	235
Amortization of deferred financing costs	(81)	(331)	(163)	(663)
Other income	—	—	7,201	—
Foreign currency transaction gain (loss)	202	(93)	(86)	149
(Loss) earnings from continuing operations before income tax (benefit) expense	(3,896)	16,407	(87,002)	37,015
Income tax (benefit) expense from continuing operations	(1,475)	5,233	(2,450)	11,783
Net (loss) earnings from continuing operations	$(2,421)	$11,174	$(84,552)	$25,232

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$25,119	100.0%	$71,677	100.0%	$(46,558)	(65.0)%	$56,202	100.0%	$139,655	100.0%	$(83,453)	(59.8)%

The decrease in net sales for the three months ended June 30, 2012 compared to the corresponding period in 2011 was primarily driven by an approximate 53% decrease in sales volume combined with an approximately 21% decrease in our average selling price (“ASP”). Also, an 11% weaker Euro provided a negative impact in the foreign exchange translation of our European net sales.

The decrease in net sales for the six months ended June 30, 2012 compared to the corresponding period in 2011 was mainly due to a 47% decrease in sales volume and an approximate 22% decrease in our ASP. Also, an 8% weaker Euro provided a negative impact in the foreign exchange translation of our European net sales.

We believe the decline in volume for both the three and six months ended June 30, 2012 was the result of losing market share due to some of our customers losing market share to certain Chinese module manufacturers who are currently not our customers and continuing intensified competition. Our legacy encapsulant’s formulations are highly complex and have not performed optimally with certain module manufacturers located in China. However, we are in the process of introducing our next generation encapsulant formulation that we believe possesses enhanced PID properties and is specifically engineered for the manufacturing process utilized by certain module manufacturers in China. We expect that demand for our encapsulant will remain soft until we receive orders from new customers for our next generation encapsulant, specifically certain Tier 1 Chinese module manufacturers.

The ASP decline was driven by price reductions granted during contract renewals for 2012 and continued overall pricing pressure experienced by most companies in the solar supply chain.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$23,534	93.7%	$46,799	65.3%	$(23,265)	(49.7)%	$52,617	93.6%	$86,492	61.9%	$(33,875)	(39.2)%

The decrease in our cost of sales for the three months ended June 30, 2012 compared to the corresponding period in 2011 reflects an approximate 53% decrease in sales volume. Raw material costs decreased by approximately $19.4 million due to lower volume and the utilization of lower priced raw materials. Direct labor costs decreased by $1.8 million due to lower volume and the benefit of prior cost reduction measures. Overhead costs decreased by approximately $2.0 million mostly due to the savings associated with the closure of our Florida manufacturing facility. Also, an 11% weaker Euro decreased the translation impact of our European subsidiary’s cost of sales.

The decrease in our cost of sales for the six months ended June 30, 2012 compared to the corresponding period in 2011 reflects an approximate 47% decrease in sales volume. Raw material costs decreased by approximately $30.0 million due to lower volume and utilization of lower priced raw materials. Direct labor costs decreased by approximately $2.3 million due to lower volume and the positive effect of prior cost reduction measures. Overhead costs decreased by approximately $1.5 million mostly due to the savings from the closure of our Florida facility. These savings were partially offset by the costs associated with the expansion of our Malaysia facility that was completed in the second half of 2011 and the costs associated with consolidating our Connecticut operations into our East Windsor facility that was completed in June 2012. Also, an 8% weaker Euro decreased the translation impact of our European subsidiary’s cost of sales.

Non—cash intangible asset amortization expense of $2.1 million and $4.2 million was included in cost of sales for each of the three and six months ended June 30, 2012 and 2011, respectively.

Gross Profit

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit	$1,585	6.3%	$24,878	34.7%	$(23,293)	(93.6)%	$3,585	6.4%	$53,163	38.1%	$(49,578)	(93.3)%

Gross profit as a percentage of net sales declined for the three and six month periods ended June 30, 2012 mainly as a result of decreased net sales due to lower ASP and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption.

Non—cash intangible asset amortization expense of $2.1 million and $4.2 million reduced gross profit for each of the three and six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$6,708	26.7%	$7,406	10.3%	$(698)	(9.4)%	$14,454	25.7%	$14,828	10.6%	$(374)	(2.5)%

SG&A decreased $0.7 million for the three months ended June 30, 2012 compared to the corresponding period in the prior year. This decrease was driven by lower professional fees of $1.6 million primarily due to entering into the JPS settlement and $0.6 million of lower labor and benefits, including incentive compensation expense. These decreases were partially offset by $0.8 million of increased research and development expense as we continue to expand this function with the goal of developing a pipeline of innovative encapsulant products. We also incurred approximately $0.4 million of increased non—cash stock—based compensation expense primarily related to the accelerated vesting of restricted stock under our Executive Chairman’s amended employment agreement that became effective in the first quarter of 2012.

SG&A decreased $0.4 million for the six months ended June 30, 2012 compared to the corresponding period in the prior year. This decrease was driven by lower professional fees of $3.0 million primarily due to entering into the JPS settlement and $0.3 million lower labor and benefits, including incentive compensation expense. These decreases were partially offset by $1.4 million of increased research and development expense as we continue to expand this function with the goal of developing a pipeline of innovative encapsulant products. We incurred approximately $0.8 million of increased non—cash stock—based compensation expense primarily related to the accelerated vesting of restricted stock under our Executive Chairman’s amended employment agreement that became effective in the first quarter of 2012. Property taxes and insurance premiums increased by $0.4 million as a result of recent capacity expansions.

(Recovery) Provision for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
(Recovery) provision for bad debt expense	$(1,156)	(4.6)%	$802	1.1%	$(1,958)	(244.1)%	$450	0.8%	$1,041	0.7%	$(591)	(56.8)%

During the second quarter of 2012, we collected long outstanding receivable balances from certain customers in Asia that were reserved for and resulted in the recovery of bad debt expense. In 2011, the bad debt expense was primarily driven by aging accounts receivable from certain European customers.

Goodwill Impairment

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Goodwill	$—	—%	$—	—%	$—	—%	$82,524	146.8%	$—	—%	$82,524	100.0%

Goodwill was fully impaired at the end of the first quarter of 2012 after we determined that our implied fair value of goodwill was lower than our carrying value. The goodwill impairment resulted from reduction in sales and a decline in the market capitalization of our common stock.

Interest (Expense) Income, Net

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest (expense) income, net	$(50)	(0.2)%	$161	0.2%	$(211)	(131.1)%	$(111)	(0.2)%	$235	0.2%	$(346)	(147.2)%

The decrease in interest income, net was primarily the result of lower interest bearing cash balances for the three and six months ended June 30, 2012 compared to the corresponding 2011 periods resulting from the repayment of our 2007 Credit Agreements. In addition, our Credit Agreement has lower commitment fee expense compared to the 2007 Credit Agreements.

Amortization of Deferred Financing Costs

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$81	0.3%	$331	0.5%	$(250)	(75.5)%	$163	0.3%	$663	0.5%	$(500)	(75.4)%

Amortization of deferred financing costs decreased as a result of lower deferred financing costs associated with our new Credit Agreement compared to our 2007 Credit Agreements.

Other Income

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income	$—	—%	$—	—%	$—	—%	$7,201	12.8%	$—	—%	$7,201	100.0%

We received $7.2 million in connection with the settlement of the JPS lawsuit during the first quarter of 2012.

Foreign Currency Transaction Gain (Loss)

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction gain (loss)	$202	0.8%	$(93)	(0.1)%	$295	317.2%	$(86)	(0.2)%	$149	0.1%	$(235)	(157.7)%

The foreign currency transaction gain (loss) for the three and six months ended June 30, 2012 was $0.2 million and $(0.1) million, respectively, compared to a loss of $(0.1) million and a gain of $0.1 million in the corresponding 2011 periods. These changes were the result of volatility in the Euro exchange rate which decreased by 11% and 8% for the three and six months ended June 30, 2012, respectively, compared to the corresponding 2011 periods.

Income Tax (Benefit) Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$(1,475)	(5.9)%	$5,233	7.3%	$(6,708)	(128.2)%	$(2,450)	(4.4)%	$11,783	8.4%	$(14,233)	(120.8)%

Our effective income tax rate benefit from continuing operations for the three months and six months ended June 30, 2012 was 37.9% and 2.8%, respectively, compared to the U.S. federal statutory tax rate of 35.0%. Our effective tax rate from continuing operations was approximately 31.9% and 31.8%, respectively, for the three and six months ended June 30, 2011. The effective tax rate is impacted by our decision to permanently reinvest our Malaysia subsidiary’s earnings locally. Our effective tax rate for the three months ended June 30, 2012 is higher than the U.S. federal statutory rate since we are expecting a taxable loss that will provide a federal tax benefit of 35.0% and we will also benefit from our Malaysia tax holiday. The effective tax rate from continuing operations for the six months ended June 30, 2012 reflects discrete items recorded in the first quarter relating to the goodwill impairment for which no tax benefit is recorded and settlement of income tax audits resulting in a $1.0 million benefit. A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective tax rate to change significantly.

Net (Loss) Earnings from Continuing Operations

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net (loss) earnings from continuing operations	$(2,421)	(9.6)%	$11,174	15.6%	$(13,595)	(121.7)%	$(84,552)	(150.4)%	$25,232	18.1%	$(109,784)	(435.1)%

Net loss from continuing operations for both periods compared to the corresponding 2011 periods was driven by lower net sales and lower gross margin. For the three months ended June 30, 2012, net loss from continuing operations was partially offset by the reversal of bad debt expense and an income tax benefit. For the six months ended June 30, 2012, net loss from continuing operations included an $82.5 million goodwill impairment that was partially offset by the $7.2 million settlement of the JPS lawsuit and an income tax benefit.

Net Loss from Discontinued Operations

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from discontinued operations	$—	—%	$(1,464)	(2.0)%	$(1,464)	(100.0)%	$—	—%	$(4,682)	(3.4)%	$(4,682)	(100.0)%

The net loss from discontinued operations was due to the sale of the QA business and the termination of the 2007 Credit Agreements. The loss in 2011 reflects the interest expense on the 2007 Credit Agreements and QA’s results of operations.

Net (Loss) Earnings

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net (loss) earnings	$(2,421)	(9.6)%	$9,710	13.5%	$(12,131)	(124.9)%	$(84,552)	(150.4)%	$20,550	14.7%	$(105,102)	(511.4)%

Net loss for both the three and six month periods ending June 30, 2012 compared to the corresponding 2011 periods were driven by lower net sales and lower gross margin partially offset by no discontinued operations in 2012. For the three months ended June 30, 2012, net loss from continuing operations was partially offset by the reversal of bad debt expense and an income tax benefit. For the six months ended June 30, 2012, net loss from continuing operations included an $82.5 million goodwill impairment that was partially offset by the $7.2 million settlement of the JPS lawsuit and an income tax benefit.

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

The following tables set forth information about our continuing operations by its reportable segment and by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA to Net (Loss) Earnings from Continuing Operations
Adjusted EBITDA	$2,124	$21,720	$7,105	$47,652
Depreciation and amortization	(4,385)	(4,043)	(8,331)	(8,009)
Amortization of deferred financing costs	(81)	(331)	(163)	(663)
Interest (expense) income, net	(50)	161	(111)	235
Income tax benefit (expense)	1,475	(5,233)	2,450	(11,783)
Goodwill impairment	—	—	(82,524)	—
Stock—based compensation	(1,504)	(1,100)	(2,978)	(2,200)
Net (Loss) Earnings from Continuing Operations	$(2,421)	$11,174	$(84,552)	$25,232

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$25,119	$71,677	$(46,558)	(65.0)%	$56,202	$139,655	$(83,453)	(59.8)%
Adjusted EBITDA	$2,124	$21,720	$(19,596)	(90.2)%	$7,105	$47,652	$(40,547)	(85.1)%
Adjusted EBITDA as % of Segment Net Sales	8.5%	30.3%			12.6%	34.1%

Adjusted EBITDA as a percentage of net sales decreased for the three months ended June 30, 2012 compared to 2011 due to lower ASP and reduced operating leverage associated with the sales volume decrease.

Adjusted EBITDA as a percentage of net sales decreased for the six months ended June 30, 2012 compared to 2011 due to lower ASP and reduced operating leverage associated with the sales volume decrease, partially offset by the receipt of $7.2 million for the JPS settlement.

Cost Reduction Actions

During the first six months of 2012, we reduced headcount by 19 employees at our Connecticut facilities. In conjunction with the headcount reduction, we recognized severance of $0 and $0.1 million in cost of sales for the three and six month periods ending June 30, 2012, respectively. We recognized severance of $0.1 million in selling, general and administrative expense for both the three and six month periods ending June 30, 2012. We also entered into a Labor Force Adjustment Plan (“LFAP”) with the union and the local government at our Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. We have recently entered into an agreement to extend our LFAP at our Spain facility. Under the new LFAP agreement, we will be responsible for 10% of the salary of any employees that will be furloughed during the period from August 1, 2012 through October 31, 2012.

We will continue to adjust our labor resources and production requirements to match forecasted demand for our encapsulants, including the downsizing, closure, or consolidation of existing facilities, if required, to keep our cost structure competitive.

Non—GAAP Earnings Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non—GAAP financial measure called non—GAAP EPS. Non—GAAP EPS is defined for the periods presented in the following table. For the periods prior to 2011, the diluted weighted—average common shares outstanding were determined on a GAAP basis and the resulting share count was used for computing both GAAP and non—GAAP diluted EPS. Since we recorded a loss from continuing operations in 2012 and 2011 on a GAAP basis, the weighted—average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti—dilutive. However, we have included these shares in our 2012 and 2011 non—GAAP EPS calculations when we have generated non—GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted—average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

We believe that non—GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non—GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non—GAAP EPS is a metric used to determine annual bonus compensation for our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.

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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) earnings from continuing operations	$(2,421)	$(82,131)	$(68,477)	$3,817	$11,174
Adjustments to net (loss) earnings from continuing operations:
Amortization of intangibles	2,108	2,108	2,108	2,108	2,108
Amortization of deferred financing costs	81	82	82	3,807	331
Stock—based compensation expense	1,504	1,474	1,163	1,073	1,100
Plant closure cost	—	—	464	356	—
Goodwill impairment	—	82,524	63,948	—	—
Asset impairment	—	—	—	1,861	—
Interest expense from 2007 Credit Agreements	—	—	—	(1,722)	(2,487)
Tax effect of adjustments	(1,201)	(1,184)	(1,236)	(2,539)	(253)
Non—GAAP net earnings (loss) from continuing operations	$71	$2,873	$(1,948)	$8,761	$11,973

Basic shares outstanding GAAP	41,287,338	41,155,562	41,083,080	40,972,552	40,882,026
Diluted shares outstanding GAAP	41,287,338	41,155,562	41,083,080	41,503,070	42,012,274
Stock options	—	—	—	—	—
Restricted common stock	284	11,193	—	—	—
Diluted shares outstanding non—GAAP	41,287,622	41,166,755	41,083,080	41,503,070	42,012,274
Diluted net (loss) earnings per share from continuing operations	$(0.06)	$(2.00)	$(1.67)	$0.09	$0.27
Diluted non—GAAP net earnings (loss) per share from continuing operations	$—	$0.07	$(0.05)	$0.21	$0.28

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

We believe that RONA provides meaningful supplemental information regarding our performance by excluding certain expenses, assets and liabilities that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers.

We define average adjusted total net assets by utilizing the average of our reported current assets plus trailing four quarterly comparable Condensed Consolidated Balance Sheets amounts. Total adjusted net assets is derived from total current assets plus property, plant and equipment, net, less total current liabilities. Our average non—GAAP total net assets is derived by utilizing the average of our reported current plus trailing four quarterly comparable Condensed Consolidated Balance Sheets non—GAAP total net assets amounts. We define non—GAAP total net assets by utilizing adjusted total net assets plus current liabilities held for sale, current portion of long—term debt, less current assets held for sale and deferred tax asset.

Although we use RONA as a measure for investors to assess the operating performance of our business, RONA has significant limitations as an analytical tool because it excludes certain material expenses, assets and liabilities. Because RONA does not account for these expenses, assets and liabilities, its utility as a measure of our operating performance has material limitations. The omission of deferred tax assets and the substantial amortization expense associated with our intangible assets, goodwill and asset impairments, deferred financing costs and stock—based compensation expense further limits the usefulness of this measure. RONA also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. We compensate for this limitation by providing information about our assets and net earnings from continuing operations and excluding assets and liabilities held for sale that were attributable to the QA business on the face of the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Comprehensive Income as well as in the above discussion in the respective periods.

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total current assets	$107,293	$108,230	$110,306	$215,431	$213,110
Plus: Property, plant and equipment, net	68,660	68,415	63,474	62,873	65,416
Less: Total current liabilities	(20,928)	(19,555)	(20,827)	(117,915)	(46,720)
Adjusted total net assets	$155,025	$157,090	$152,953	$160,389	$231,806
Plus:
Current liabilities held for sale	—	—	—	—	15,835
Current portion of long—term debt	—	—	—	—	1,850
Less:
Current assets held for sale	—	—	—	—	(29,570)
Deferred tax assets	(1,746)	(2,381)	(2,045)	(2,413)	(2,462)
Non—GAAP total net assets	$153,279	$154,709	$150,908	$157,976	$217,459
Average adjusted total net assets (1)	$171,453	$183,591	$191,419	$197,517	$196,973
Average non—GAAP total net assets (2)	$166,866	$176,821	$182,279	$185,316	$181,623
GAAP net (loss) earnings from continuing operations	$(149,212)	$(135,617)	$(39,428)	$43,724	$53,961
Non—GAAP net earnings from continuing operations	$9,757	$21,659	$33,643	$51,046	$57,084
(Loss) return on net assets	(87.0)%	(73.9)%	(20.6)%	22.1%	27.4%
Adjusted return on net assets	5.8%	12.2%	18.5%	27.5%	31.4%

	Twelve Months Ended June 30, 2012	Twelve Months Ended March 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended September 30, 2011	Twelve Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) earnings from continuing operations	$(149,212)	$(135,617)	$(39,428)	$43,724	$53,961
Adjustments to net (loss) earnings from continuing operations:
Amortization of intangibles	8,432	8,432	8,432	8,432	8,432
Amortization of deferred financing costs	4,052	4,302	4,552	4,802	1,327
Stock—based compensation expense	5,214	4,810	4,436	4,400	4,440
Plant closure cost	820	820	820	356	—
Goodwill impairment	146,472	146,472	63,948	—	—
Asset impairment	1,861	1,861	1,861	1,861	—
Interest expense from 2007 Credit Agreements	(1,722)	(4,209)	(6,699)	(9,243)	(10,103)
Tax effect of adjustments	(6,160)	(5,212)	(4,279)	(3,286)	(973)
Non—GAAP net earnings from continuing operations	$9,757	$21,659	$33,643	$51,046	$57,084

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

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through cash provided by operations. As of June 30, 2012, our principal sources of liquidity consisted of $72.2 million of cash and up to $55 million of availability under our $150.0 million Credit Agreement. We had no borrowings as of June 30, 2012 and December 31, 2011.

However, based on our forecasted 2012 EBITDA and our trailing twelve month capital expenditures, commencing on September 30, 2012, we expect to be unable to maintain the minimum consolidated fixed charge coverage ratio required under our Credit Agreement. Therefore, unless we obtain an amendment or waiver to the Credit Agreement, we will be in default and will have no borrowing capacity under our Credit Agreement. We are currently in negotiations with our lending syndicate to amend our Credit Agreement enabling future borrowing thereunder.

We believe we have ample liquidity to fund our operations, capital expenditures, and investment in research and development with our existing cash balance of $72.2 million as well as from expected operating cash flow.

Our cash and cash equivalents balance is located in the following geographies:

June 30, 2012

United States	$55,239
Spain	8,420
Malaysia	7,191
China	862
Hong Kong	479
Cash and cash equivalents	$72,191

We have elected to permanently invest our Malaysia earnings. As such, we do not intend to repatriate the Malaysia cash balance as a dividend back to the United States. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. If we elect to dividend such balance, approximately $0.5 million would be paid to settle U.S. income taxes due upon payment of a dividend. We have accrued for this tax liability. We have not elected to permanently re—invest our Hong Kong and China earnings. However, we plan to utilize our cash located in these countries to fund a portion of our capital investment in China.

Our principal needs for liquidity have been and for the foreseeable future will continue to be, for capital expenditures and working capital. We believe that our cash flow from operations and available cash will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through any available borrowings under our Credit Agreement, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity.

If we decide to pursue one or more strategic acquisitions, we may incur additional debt, if permitted under our existing Credit Agreement, or sell additional equity to raise any needed capital.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $3.8 million for the six months ended June 30, 2011. Cash earnings decreased by approximately $28.5 million for the six months ended June 30, 2012 compared to the same period in 2011. These reductions were driven by reduced net sales and lower gross profit in the first half of 2012 compared to the prior year. These were more than offset by $7.2 million received in connection with the settlement of the JPS lawsuit that occurred in the first quarter of 2012, lower income tax payments and improved working capital, including lower accounts receivable and raw material inventory.

Cash Flow from Operating Activities from Discontinued Operations

Net cash used in operating activities from discontinued operations was $5.8 million for the six months ended June 30, 2012 primarily due to the payment of accrued state taxes relating to the gain on the sale of the QA business. Net cash used in operating activities from discontinued operations was $0.7 million for the three months ended June 30, 2011.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $9.4 million and $14.5 million for the six months ended June 30, 2012 and 2011, respectively. The 2012 capital expenditures mainly related to our new 20,000 square—foot state—of—the—art research and development laboratory, purchase of land near Shanghai and the completion of the retrofit of our new East Windsor building. In 2011, the capital expenditures were mainly for expansion of our Malaysia plant, new production lines and investments associated with our recently acquired East Windsor, Connecticut facility.

We expect remaining 2012 consolidated capital expenditures to be approximately $5 million to $10 million.

We use an alternative non—GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $19.9 million and $(10.7) million in the six months ended June 30, 2012 and 2011, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. We compensate for this limitation by providing information about our capital expenditures on the face of the Condensed Consolidated Statements of Cash Flows and in the above discussion. We have recast the previously disclosed three and six months June 30, 2011 amounts for comparable purposes as a result of the disposition of our QA business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by operating activities from continuing operations	$8,148	$4,467	$29,297	$3,829
Less: capital expenditures	(3,887)	(9,417)	(9,425)	(14,535)
Free cash flow	$4,261	$(4,950)	$19,872	$(10,706)

We also use this non—GAAP financial measure for financial and operational decision making and as a means to evaluate period—to—period comparisons.

Cash Flow from Investing Activities from Discontinued Operations

Net cash used in investing activities from discontinued operations for the six months ended June 30, 2011 related to capital expenditures made by our former QA business primarily for the enhancement of information systems.

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2012 due to proceeds received from common stock issued under the employee stock purchase plan that commenced in the fourth quarter of 2011. Net cash provided by financing activities for the six months ended June 30, 2011 was $0.7 million due to proceeds from the exercise of stock options and tax benefits received from the disqualifying dispositions of certain of these options.

Cash Flow from Financing Activities from Discontinued Operations

Net cash used in financing activities from discontinued operations was $0.9 million for the six months ended June 30, 2011 for debt payments made on the prior 2007 Credit Agreements.

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

As anticipated and in conjunction with the closing of the sale of the QA business, we triggered non—compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, we terminated the 2007 Credit Agreements and used approximately $237.7 million from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent.

On October 7, 2011, we entered into a multicurrency credit agreement (the “Credit Agreement”) with certain of our domestic subsidiaries, as guarantors (the “Guarantors”), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for a revolving senior credit facility of up to $150.0 million that matures on October 7, 2015. The Credit Agreement includes a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contains an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

However, based on our forecasted 2012 EBITDA and our trailing twelve month capital expenditures, commencing on September 30, 2012, we expect to be unable to maintain the required minimum consolidated fixed charge coverage ratio required under our Credit Agreement. Therefore, unless we obtain an amendment or waiver to the Credit Agreement, we will be in default and will have no borrowing capacity under our Credit Agreement. We are currently in negotiations with our lending syndicate to amend our Credit Agreement enabling future borrowing thereunder.

We believe we have ample liquidity to fund our operations, capital expenditures, and investment in research and development with our existing cash balance of $72.2 million as well as from expected operating cash flow.

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

The Credit Agreement also contains customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross—defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a Change in Control (as defined in the Credit Agreement) or a material provision of the Credit Agreement ceases to be in effect. Upon an event of default under the Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable and require us to cash collateralize the outstanding letter of credit obligations. A bankruptcy or insolvency event causes such obligations automatically to become immediately due and payable.

Negative covenants include, among others, with respect to us and our subsidiaries, limitations on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments, transactions with affiliates, certain burdensome agreements, use of proceeds, and payment of other indebtedness. We and our subsidiaries are also subject to a limitation on mergers, dissolutions, liquidations, consolidations and disposals of all or substantially all of their assets. The Credit Agreement also requires us to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 2.50 to 1.00 during each fiscal quarter through the quarter ended September 30, 2013 and no more than 2.25 thereafter and a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.00 as of the end of any fiscal quarter. Since we had no outstanding borrowings under the Credit Agreement, our Consolidated Leverage Ratio was not applicable as of June 30, 2012. Our Consolidated Fixed Charge

Coverage Ratio was 10.5 to 1.0 as of the quarter ended June 30, 2012. However, based on our forecasted 2012 EBITDA and our trailing twelve month capital expenditures, commencing on September 30, 2012, we expect to be unable to maintain the required minimum consolidated fixed charge coverage ratio required under our Credit Agreement. Therefore, unless we obtain an amendment or waiver to the Credit Agreement, we will be in default and will have no borrowing capacity under the Credit Agreement. We are currently in negotiations with our lending syndicate to amend our Credit Agreement enabling future borrowing thereunder.

The Company believes it has ample liquidity to fund its operations, capital expenditures and investment in research and development with its existing cash balance of $72.2 million as well as from expected operating cash flow.

Off—Balance Sheet Arrangements

We have no off—balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. Our raw material prices have moderated and we have benefited from raw material price deflation of approximately $3.0 million for the first six months of 2012.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011—05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB Accounting Standard Codification (“ASC”) 220 established standards for the reporting and presentation of comprehensive income and its components in a full set of general—purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments did not require any transition disclosures. We early adopted this standard effective June 30, 2011, and it did not have a material impact on our condensed consolidated financial statements since we previously presented net earnings, other comprehensive income and our components and total comprehensive income in a continuous statement.

The FASB subsequently issued ASU No. 2011—12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011—05. The amendments to the Codification in ASU No. 2011—12 became effective at the same time as the amendments in ASU No. 2011—05, Comprehensive Income, so that entities are not required to comply with the presentation requirements in ASU No. 2011—05 that ASU No. 2011—12 deferred. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011—05. All other requirements in ASU No. 2011—05 were not affected by ASU No. 2011—12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate, but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on our condensed consolidated financial statements.

Forward—Looking Statements

This Quarterly Report contains forward—looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward—looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward—looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10—Q, we face risks and uncertainties that include, but are not limited to, the following: (i) excess capacity in the solar supply chain; (ii) our ability to increase our market share; (iii) demand for solar energy in general and solar modules in particular; (iv) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (v) the effects of the announced reductions to solar incentives in Germany and Italy; (vi) the extent to which we may be required to write—off accounts receivable, inventory or intangible assets; (vii) product pricing pressures and other competitive factors; (viii) customer concentration in our business and our relationships with key customers; (ix) our ability to protect our intellectual property; (x) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (xi) our dependence on a limited number of third—party suppliers for raw materials for our encapsulants and materials used in our processes; (xii) operating new manufacturing facilities and increasing production capacity at existing facilities; (xiii) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xiv) potential product performance matters and product liability; (xv) the extent and duration of the current downturn in the global economy; (xvi) the impact negative credit markets may have on us or our customers or suppliers; (xvii) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (xviii) maintaining sufficient liquidity in order to fund future profitable growth and long—term vitality; (xix) outcomes of litigation and regulatory actions; and (xx) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10—K, 10—Q and 8—K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward—looking statements. We undertake no obligation to publicly update any forward—looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re—measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the six months ended June 30, 2012 and 2011, approximately $23.4 million, or 42% and $56.7 million, or 41%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies will increase in the foreseeable future as we expand our international operations. Selling, marketing and administrative costs related to these foreign currencies net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2012 would have caused a change in consolidated net assets of approximately $2.8 million and a change in net sales of approximately $2.3 million.

Interest Rate Risk

We will be exposed to interest rate risk if we elect to draw down on our Credit Agreement. As of June 30, 2012, no amounts were outstanding under our Credit Agreement. Our Credit Agreement bears interest at floating rates based on the Eurocurrency or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. For the full year 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011, and our cost of sales was favorably impacted by approximately $3.0 million of raw material deflation during the first half of 2012. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts, adding inflation escalation price clauses in customer contracts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, we completed the implementation of a new consolidation system. The system change was made to improve the efficiency of the consolidation process and related financial reporting and was not the result of any identified deficiencies in the previous consolidation system. As part of the implementation, we modified internal controls where necessary due to the system change. Excluding the consolidation system implementation, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

There have been no material developments in the three months ended June 30, 2012 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10—K for the year ended December 31, 2011, except as noted below. In addition, there were no new material legal proceedings during the first six months of 2012.

Alpha Marathon

On October 7, 2011, we filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. (“Alpha Marathon”) an equipment line manufacturer located in Ontario, Canada, seeking damages resulting from Alpha Marathon’s misappropriation of trade secrets and an injunction barring use of those trade secrets.

Item 1A.         Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10—K for the year ended December 31, 2011, which could materially affect our business, financial position and results of operations. In addition, we have updated the following risk factor to reflect changes in our business environment during the second quarter of 2012.

Technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, which would adversely affect our business.

The solar energy market is very competitive, rapidly evolving and characterized by continuous improvements in solar modules to increase efficiency and power output and improve aesthetics. This requires us and our customers to invest significant financial resources to develop new products and solar module technology to enhance existing modules to keep pace with evolving industry standards and changing customer requirements and to compete effectively in the future. Our failure to further refine our encapsulant technology and develop and introduce new or enhanced encapsulants or other products, or our competitors’ development of products and technologies that perform better or are more cost effective than our products, could cause our encapsulants to become uncompetitive or obsolete, which would adversely affect our business, financial condition and results of operations. Product development activities are inherently uncertain, and we could encounter difficulties and increased costs in commercializing new technologies. As a result, our product development expenditures may not produce corresponding benefits.

Moreover, we produce a component utilized in the manufacture of solar modules. New or existing solar technologies that do not require encapsulants as we produce them, or at all, may emerge and/or gain market share. Recently, competitors have introduced new encapsulant products to the market based upon polyolefin elastomer (POE). We believe that one of our crystalline silicon customers has been using POE encapsulant for certain of its modules.  Although we have been pursuing the development of POE products, such products are not yet commercially available and it is uncertain as to when or if we will sell such products. In the event that solar module manufacturers switch to POE encapsulant products from EVA encapsulants and we do not offer a competitive POE product, such switch could adversely affect our business, financial condition and results of operations.

Also, manufacturing methods may emerge that could be more advanced or efficient than our current manufacturing capability. Such manufacturing methods could result in competitive products that are more effective and/or less expensive to produce resulting in decreased demand for our encapsulants or render them obsolete, which would adversely affect our business, financial condition and results of operations.

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

STR HOLDINGS, INC.
(Registrant)

	By:	/s/ BARRY A. MORRIS
Date: August 9, 2012	Barry A. Morris, Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)