Form 10-Q
period 2012-09-30
STR HOLDINGS, INC.
filed 2012-11-08
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

At November 1, 2012, there were 41,681,238 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,625	$58,794
Accounts receivable, trade, less allowances for doubtful accounts of $136 and $225 in 2012 and 2011, respectively	7,309	14,535
Inventories	13,998	28,809
Prepaid expenses	947	1,234
Deferred tax assets	1,788	2,045
Income tax receivable	9,080	2,847
Other current assets	1,604	2,042
Total current assets	105,351	110,306
Property, plant and equipment, net	67,807	63,474
Intangible assets, net	137,589	143,912
Goodwill	—	82,524
Deferred financing costs	194	1,225
Other noncurrent assets	883	650
Total assets	$311,824	$402,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,279	$4,647
Accrued liabilities	7,960	9,445
Income taxes payable	2,306	6,735
Total current liabilities	14,545	20,827
Deferred tax liabilities	45,116	48,585
Other long—term liabilities	2,121	2,174
Total liabilities	61,782	71,586
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,681,348 and 41,677,626 issued and outstanding, respectively, in 2012 and 41,620,501 and 41,616,779 issued and outstanding, respectively, in 2011	415	412
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	233,223	229,512
Retained earnings	19,327	103,212
Accumulated other comprehensive loss, net	(2,866)	(2,574)
Total stockholders’ equity	250,042	330,505
Total liabilities and stockholders’ equity	$311,824	$402,091

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$23,092	$56,237	$79,294	$195,892
Cost of sales	22,510	41,665	75,127	128,157
Gross profit	582	14,572	4,167	67,735
Selling, general and administrative expenses	5,844	6,838	20,298	21,666
Provision (recovery) for bad debt expense	47	(532)	497	509
Goodwill impairment	—	—	82,524	—
Asset impairment	—	1,861	—	1,861
Operating (loss) income	(5,309)	6,405	(99,152)	43,699
Interest (expense) income, net	(85)	84	(196)	319
Amortization of deferred financing costs	(899)	(3,807)	(1,062)	(4,470)
Other income (Note 8)	—	—	7,201	—
Foreign currency transaction (loss) gain	(86)	91	(172)	240
(Loss) earnings from continuing operations before income tax (benefit) expense	(6,379)	2,773	(93,381)	39,788
Income tax (benefit) expense from continuing operations	(2,800)	(1,044)	(5,250)	10,739
Net (loss) earnings from continuing operations	$(3,579)	$3,817	$(88,131)	$29,049
Discontinued operations (Note 3):
Earnings from discontinued operations before income tax (benefit) expense	—	117,314	—	110,771
Income tax (benefit) expense from discontinued operations	(4,246)	75,841	(4,246)	73,980
Net earnings from discontinued operations	4,246	41,473	4,246	36,791
Net earnings (loss)	$667	$45,290	$(83,885)	$65,840
Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $154, $1,616, $(157) and $179, respectively)	287	826	(292)	311
Other comprehensive income (loss)	287	826	(292)	311
Comprehensive income (loss)	$954	$46,116	$(84,177)	$66,151
Net (loss) earnings per share (Note 4):
Basic from continuing operations	$(0.09)	$0.09	$(2.13)	$0.71
Basic from discontinued operations	0.11	1.02	0.10	0.90
Basic	$0.02	$1.11	$(2.03)	$1.61

Diluted from continuing operations	$(0.09)	$0.09	$(2.13)	$0.69
Diluted from discontinued operations	0.11	1.00	0.10	0.88
Diluted	$0.02	$1.09	$(2.03)	$1.57
Weighted—average shares outstanding (Note 4):
Basic	41,439,827	40,972,552	41,277,975	40,853,480
Diluted	41,439,827	41,503,070	41,277,975	41,985,525

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net (loss) earnings	$(83,885)	$65,840
Net earnings from discontinued operations	4,246	36,791
Net (loss) earnings from continuing operations	(88,131)	29,049
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	6,157	6,156
Goodwill impairment	82,524	—
Asset impairment	—	1,861
Amortization of intangibles	6,323	6,324
Amortization of deferred financing costs	218	884
Write—off of deferred debt costs	844	3,586
Stock—based compensation expense	3,682	3,273
Loss on disposal of property, plant and equipment	2	2
Provision for bad debt expense	497	509
Deferred income tax benefit	(3,055)	(363)
Changes in operating assets and liabilities:
Accounts receivable	6,701	(6,368)
Income tax receivable	(7,189)	742
Inventories	14,767	(6,976)
Other current assets	3,081	912
Accounts payable	(352)	(7,005)
Accrued liabilities	(1,529)	(358)
Income taxes payable	3,659	(11,521)
Other, net	365	356
Net cash provided by continuing operations	28,564	21,063
Net cash used in discontinued operations	(5,786)	(10,056)
Net cash provided by operating activities	22,778	11,007
INVESTING ACTIVITIES
Capital expenditures	(10,477)	(18,441)
Proceeds from sale of fixed assets	—	1
Net cash used in continuing operations	(10,477)	(18,440)
Net cash provided by discontinued operations	—	266,527
Net cash (used in) provided by investing activities	(10,477)	248,087
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	596
Option exercise recognized tax benefit	—	77
Net settlement of options	—	(31)
Purchase of treasury stock	—	(57)
Debt issuance costs	(31)	—
Common stock issued under employee stock purchase plan	32	—
Net cash provided by continuing operations	1	585
Net cash used in discontinued operations	—	(238,525)
Net cash provided by (used in) financing activities	1	(237,940)
Effect of exchange rate changes on cash	(471)	1,835
Net change in cash and cash equivalents	11,831	22,989
Cash and cash equivalents, beginning of period	58,794	106,630
Cash and cash equivalents, end of period	$70,625	$129,619

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011—05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB Accounting Standards Codification (“ASC”) 220 established standards for the reporting and presentation of comprehensive income and its components in a full set of general—purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each financial component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments did not require any transition disclosures. The Company early adopted this standard effective June 30, 2011, and it did not have a material impact on the Company’s condensed consolidated financial statements since the Company previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement.

The FASB subsequently issued ASU No. 2011—12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011—05. The amendments to the Codification in ASU No. 2011—12 became effective at the same time as the amendments in ASU No. 2011—05, Comprehensive Income, so that entities are not required to comply with the presentation requirements in ASU No. 2011—05 that ASU No. 2011—12 deferred. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011—05. All other requirements in ASU No. 2011—12 were not affected by ASU No. 2011—12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Out of Period Adjustment

During the third quarter of 2012, the taxable gain associated with the sale of the Company’s QA business was finalized in conjunction with filing the Company’s 2011 income tax returns. As part of this process, the Company identified and recorded an income tax benefit to discontinued operations of $4,246. The Company determined that $1,629 of this benefit was an error that should have been recorded in 2011.

The Company has determined that the error was not quantitatively or qualitatively material to the annual or interim periods in 2011 and the resulting correction is not material to its expected annual results for the year ending December 31, 2012.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

The following tables set forth the operating results of the QA business presented as a discontinued operation for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$—	$20,996	$—	$76,667
Loss from operations before income tax benefit	$—	$(91)	$—	$(6,634)
Estimated gain on sale before income tax expense	—	117,405	—	117,405
Net earnings before income tax expense	$—	$117,314	$—	$110,771
Income tax benefit	$4,246	$—	$4,246	$—

NOTE 4—EARNINGS PER SHARE

The calculation of basic and diluted (loss) earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted net (loss) earnings per share
Numerator:
Net (loss) earnings from continuing operations	$(3,579)	$3,817	$(88,131)	$29,049
Net earnings from discontinued operations	4,246	41,473	4,246	36,791
Net earnings (loss)	$667	$45,290	$(83,885)	$65,840
Denominator:
Weighted—average shares outstanding	41,439,827	40,972,552	41,277,975	40,853,480
Add:
Dilutive effect of stock options	—	219,891	—	699,543
Dilutive effect of restricted common stock	—	310,627	—	432,502
Weighted—average shares outstanding with dilution	41,439,827	41,503,070	41,277,975	41,985,525

Net (loss) earnings per share:
Basic from continuing operations	$(0.09)	$0.09	$(2.13)	$0.71
Basic from discontinued operations	0.11	1.02	0.10	0.90
Basic	$0.02	$1.11	$(2.03)	$1.61

Diluted from continuing operations	$(0.09)	$0.09	$(2.13)	$0.69
Diluted from discontinued operations	0.11	1.00	0.10	0.88
Diluted	$0.02	$1.09	$(2.03)	$1.57

Due to the loss from continuing operations for the three and nine months ended September 30, 2012, diluted weighted—average common shares outstanding does not include shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti—dilutive.

Since the effect would be anti—dilutive, there were 179 and 151 shares of common stock issuable upon the exercise of options issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted—average shares outstanding for the three and nine months ended September 30, 2012, respectively.

Since the effect would be anti–dilutive, there were 2,818,979 and 380,432 stock options outstanding that were not included in the computation of diluted weighted–average shares outstanding for the three months ended September 30, 2012 and, 2011, respectively. Since the effect would be anti–dilutive, there were 2,818,979 and 119,516 stock options outstanding that were not

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—EARNINGS PER SHARE (Continued)

included in the computation of diluted weighted–average shares outstanding for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5—INVENTORIES

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished goods	$1,661	$3,112
Raw materials	12,337	25,697
Inventories	$13,998	$28,809

NOTE 6—LONG—LIVED ASSETS AND GOODWILL

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, the Company assesses the impairment of its long—lived assets including its definite—lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the Company assesses if the following factors are present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that are generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which the Company uses its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company’s common stock. During the first quarter of 2012, the market capitalization of the Company’s common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, the Company determined that a triggering event occurred requiring it to test its long—assets and its reporting unit for impairment as of March 31, 2012.

At March 31, 2012, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit’s net book value exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that the implied fair value of goodwill was lower than its carrying value and recorded a goodwill impairment of $82,524. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company’s cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other-than-temporary decline in the Company’s stock price and its net book value exceeding the market capitalization of its common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. The Company believes the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted—average cost of capital. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company—specific factors and overall economic conditions.

Prior to performing its goodwill impairment test, the Company first assessed its long-lived assets for impairment as of March 31, 2012. The Company concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of the Company’s asset group which is its reporting unit ($333,375 as of March 31, 2012) by $200,458. The undiscounted cash flows were derived from the same financial forecast utilized in its goodwill impairment analysis.  The key assumptions driving the undiscounted cash flows are the forecasted sales growth rate and EBITDA margin.  For this impairment analysis, the Company used undiscounted cash flows reflecting a sales decline of 23% in 2012 and a sales increase of 20% and 22% in 2013 and 2014, respectively.  Subsequent to 2014, a normalized 3% annual sales growth rate was used for the remaining useful life. The Company estimated its EBITDA margin to range from 12% to 16%. The Company believes its recent net sales decline is temporary compared to the expected useful lives of its long—lived assets and expects volumes to increase in 2013 and

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG—LIVED ASSETS AND GOODWILL (Continued)

beyond based upon the factors discussed in the intangible asset section below. The Company believes its long—term EBITDA margin will be sustained due to increased sales volume and continued cost reductions offsetting future price reductions.

The Company performed sensitivity analysis to assess the remaining estimated useful lives of its intangible assets by considering the cash flows used in the step two goodwill fair value assessment and determined that the respective intangible assets’ carrying balances are recoverable based on the projected cash flows for the asset group.  In addition, the Company performed a qualitative assessment as discussed below.

Customer Relationships

Although the Company’s recent sales performance has been negatively impacted by many of its customers losing market share and some declaring bankruptcy, the Company serves many of the largest module manufacturers with whom the Company has rapidly grown with. The remaining estimated useful life of this intangible asset was supported by the Company’s historical customer retention. The Company expects to continue to increase its net sales to many of these customers in conjunction with anticipated long-term growth in the industry due to greater adoption of solar energy. As such, the Company determined that no change in useful life was required.

Proprietary Technology

The Company, as well as its competitors, continues to develop new encapsulant technologies. The Company is in the process of introducing its next generation encapsulant that possesses additional attributes such as high—light transmission and exceptional potential induced degradation (“PID”) resistance. The Company is also in development of a non—EVA encapsulant. However, the Company’s recently developed products and expected innovations leverage its core technology and possess the benefits that the Company’s legacy encapsulants provide, including long—term clarity provided by the Company’s formulations and dimensional stability provided by the Company’s extrusion manufacturing process. Based upon these factors and the Company’s recent successful trade-secret defense litigation as previously disclosed, the Company determined that no change in useful life was required.

Trademarks

The Company’s trademarks are well known in the solar industry due to its reputation for innovation, customer service and having encapsulants perform in the field for over 30 years.  As such, the Company determined that no change in useful life was required.

The Company did not need to test whether its long—lived assets were impaired as of September 30, 2012, as the Company concluded there was no significant triggering event that occurred during the third quarter of 2012 that was not already contemplated in the Company’s March 31, 2012 assessment and given the significant amount by which the undiscounted cash flows exceeded the carrying amounts of the Company’s long—lived assets. Although the Company’s sales volume continued to decline in the third quarter of 2012 and the Company’s estimated full—year 2012 net sales were revised lower, the Company believes that its recent product launches, customer service, quality, geographic footprint and continued focus on innovation will allow the Company to increase its net sales from anticipated 2012 levels as the solar industry continues to grow, driving increased demand for modules and as a result, its encapsulants. However, the solar industry continues to evolve rapidly.  If the Company does not achieve anticipated sales volumes through existing and new products, retain customers, maintain pricing power in the future, or any adverse circumstances occur, certain of the Company’s long—lived assets may be subject to accelerated depreciation/amortization and/or future impairment.

Goodwill was $0 at September 30, 2012 and $82,524 at December 31, 2011. Goodwill is not deductible for tax purposes.

NOTE 7—INCOME TAXES FROM CONTINUING OPERATIONS

The Company’s effective income tax rate from continuing operations for the three months and nine months ended September 30, 2012 was 43.9% and 5.6%, respectively, compared to the U.S. federal statutory tax rate of 35.0%. The Company’s effective tax rate from continuing operations was approximately (37.7)% and 27.0%, respectively, for the three and nine months ended September 30, 2011.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—INCOME TAXES FROM CONTINUING OPERATIONS (Continued)

In 2011, the Company generated income in the United States that was taxed at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non—deductible expenses. The 2011 income tax expense was reduced by the Company’s permanently re-invested Malaysia earnings where it benefits from a zero percent tax holiday. In 2012, the Company’s operations are expected to generate a pre-tax loss in the U.S. as the solar industry continues to shift and expand in Asia. As such, the Company expects to receive an income tax benefit that will reduce its expected loss at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. In addition, the Company expects to continue to benefit from anticipated earnings in Malaysia that are permanently reinvested at a zero percent tax rate.

The effective tax rate from continuing operations for the nine months ended September 30, 2012 also reflects discrete items recorded in the first quarter relating to the goodwill impairment for which no tax benefit is recorded, settlement of income tax audits resulting in a $1,000 benefit, and a benefit related to a favorable adjustment of $538 made upon filing the Company’s 2011 tax returns.

During the third quarter of 2012, the taxable gain associated with the sale of the Company's QA business in September 2011 was finalized and the Company recorded an income tax benefit to discontinued operations of $4,246. Refer to Note 3—Discontinued Operations for further explanation.

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

The Company typically does not provide contractual warranties on its products. However, on limited occasions, the Company incurs costs in connection with specific product performance claims. The Company has accrued for specific product performance matters that are probable and estimable based on estimates of ultimate cash expenditures that are expected to be incurred for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2012	September 30, 2011
Balance as of beginning of year	$4,762	$4,109
Additions	111	622
Reductions	(1,015)	(235)
Balance as of end of period	$3,858	$4,496

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

on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate of $350. During the nine months ended September 30, 2012, the Company utilized $195 of this accrual, leaving a balance of $155 as of September 30, 2012.

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

The Company received the $7,201 payment during the first quarter of 2012, which is recorded in Other Income on its Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012.

Alpha Marathon

On October 7, 2011, the Company filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. (“Alpha Marathon”), an equipment line manufacturer located in Ontario, Canada, seeking damages resulting from Alpha Marathon’s misappropriation of trade secrets and an injunction barring use of those trade secrets.

On October 17, 2012, Alpha Marathon filed its Statement of Defence denying the Company’s allegations regarding the misappropriation of its trade secrets.  On October 19, 2012, Alpha Marathon filed an Amended Statement of Defence adding that the Company’s trade secrets are in the public domain.  The Company intends to vigorously protect its trade secrets and to continue its claims against Alpha Marathon.

NOTE 9—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2012 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2011	41,191,468	$412	3,722	$(57)	$229,512	$103,212	$(2,574)	$330,505
Stock—based compensation	315,360	3	—	—	3,679	—	—	3,682
Employee stock purchase plan	6,929	—	—	—	32	—	—	32
Net loss	—	—	—	—	—	(83,885)	—	(83,885)
Foreign currency translation, net of tax	—	—	—	—	—	—	(292)	(292)
Balance at September 30, 2012	41,513,757	$415	3,722	$(57)	$233,223	$19,327	$(2,866)	$250,042

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At September 30, 2012, there were no shares issued or outstanding.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—STOCKHOLDERS’ EQUITY(Continued)

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2012, there were 41,681,348 shares issued and 41,677,626 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 41,677,626 shares outstanding are 41,513,757 shares of common stock and 163,869 shares of unvested restricted common stock.

Treasury Stock

In connection with the Company’s former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At September 30, 2012, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 10—STOCK–BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. A total of 4,750,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock—based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a four—year period and expire ten years from date of grant. There were 1,566,312 shares available for grant under the 2009 plan as of September 30, 2012.

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2012:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2011	3,400,121	$11.63	7.96	$4.82	$(29,003)
Options granted	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled/forfeited	(581,142)	$12.19	—	$5.28	$5,283
Balance at September 30, 2012	2,818,979	$11.52	7.17	$4.72	$(23,736)
Vested and exercisable as of September 30, 2012	2,621,983	$11.24	7.13	$4.51	$(21,343)
Vested and exercisable as of September 30, 2012 and expected to vest thereafter	2,818,979	$11.52	7.17	$4.72	$(23,736)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.10 of the Company’s common stock on September 30, 2012.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—STOCK—BASED COMPENSATION (Continued)

As of September 30, 2012, there was $1,290 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately 2 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted common stock activity of the Company for the nine months ended September 30, 2012:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2011	425,311	$10.08
Granted	53,918	$3.90
Vested	(315,360)	$10.06
Canceled	—	—
Unvested at September 30, 2012	163,869	$8.13
Expected to vest after September 30, 2012	163,869	$8.13

As of September 30, 2012, there was $940 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately 2 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

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

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods in which eligible employees may participate. The first offering period commenced in the fourth quarter of 2011. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased times the 10% discount is recorded by the Company as stock—based compensation. The Company recorded $1 and $4 in stock—based compensation expense relating to the ESPP for the three and nine months ended September 30, 2012, respectively. There were 493,071 shares available for purchase under the ESPP as of September 30, 2012.

Stock—based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Income categories for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$—	$—	$1	$—
Selling, general and administrative expense	$704	$1,073	$3,681	$3,273
Total option exercise recognized tax benefit	$—	$—	$—	$185

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280—10—50 Disclosure about Segment of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Since the Company has one product line, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long—term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

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

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA to Net (Loss) Earnings from Continuing Operations
Adjusted EBITDA	$(540)	$13,903	$6,565	$61,555
Depreciation and amortization	(4,149)	(4,471)	(12,480)	(12,480)
Amortization of deferred financing costs	(899)	(3,807)	(1,062)	(4,470)
Interest (expense) income, net	(85)	84	(196)	319
Income tax benefit (expense)	2,800	1,044	5,250	(10,739)
Asset impairment	—	(1,861)	—	(1,861)
Goodwill impairment	—	—	(82,524)	—
Stock—based compensation	(704)	(1,073)	(3,682)	(3,273)
Loss on disposal of property, plant and equipment	(2)	(2)	(2)	(2)
Net (Loss) Earnings from Continuing Operations	$(3,579)	$3,817	$(88,131)	$29,049

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales
Spain	$10,913	$23,946	$34,264	$80,630
Malaysia	9,279	20,341	30,689	60,178
United States	2,900	11,950	14,341	55,084
Total Net Sales	$23,092	$56,237	$79,294	$195,892

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long—Lived Assets by Geographic Area

	September 30,	December 31,
	2012	2011
Long—Lived Assets
United States	$31,102	$25,369
Malaysia	19,818	21,063
Spain	14,874	17,039
China	2,005	—
Hong Kong	8	3
Total Long—Lived Assets	$67,807	$63,474

Foreign sales are based on the country in which the sales originate. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and nine months ended September 30, 2012, was $10,188 and $28,737, respectively. Accounts receivable from this customer amounted to $1,491 and $399 as of September 30, 2012 and December 31, 2011, respectively. For the three and nine months ended September 30, 2011, net sales to two of the Company’s major customers who each exceeded 10% of the Company’s consolidated net sales were $20,357 and $60,245, respectively.

NOTE 12—RESEARCH AND DEVELOPMENT EXPENSE

The Company has a long history of innovation dating back to its establishment in 1944 as a plastic and polymer research and development firm. As the Company’s operations have expanded from solely providing research and development activities into the manufacturing of encapsulants, it has created a separate research and development function for employees and costs that are fully dedicated to research and development activities. Research and development expense is recorded in selling, general and administrative expenses. The Company incurred $1,064 and $618 of research and development expense for the three months ended September 30, 2012 and 2011, respectively. The Company incurred $3,255 and $1,465 of research and development expense for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 13—LONG—TERM DEBT

2007 Credit Agreements

On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds and its co—investors, together with members of the Company’s Board of Directors, its executive officers, certain prior investors and other members of management, acquired 100% of the voting equity interests in the Company’s wholly—owned subsidiary, Specialized Technology Resources, Inc., for $365,600, including transaction costs. In connection with these transactions, the Company entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which the Company refers to collectively as its “2007 Credit Agreements,” in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185,000 term loan facility, which was to mature on June 15, 2014, and a $20,000 revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75,000 term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15,000 for letters of credit.

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

In connection with the payoff of all the debt, the Company also wrote—off $3,586 of the remaining unamortized deferred financing costs associated with such loan arrangements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—LONG—TERM DEBT (Continued)

2011 Credit Agreement

On October 7, 2011, the Company entered into a multicurrency credit agreement (the “Credit Agreement”) with certain of our domestic subsidiaries, as guarantors (the “Guarantors”), the lenders from time to time party thereto (“the Lenders”) and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (“the Administrative Agent”). The Credit Agreement provided for a revolving senior credit facility of up to $150,000 that matures on October 7, 2015. The Credit Agreement included a $50,000 sublimit for multicurrency borrowings, a $25,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also contained an expansion option permitting the Company to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50,000 from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

The obligations under the Credit Agreement are unconditional and are guaranteed by substantially all of the Company’s existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees are secured on a first—priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by the Company and each of the Company’s domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

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

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to the Company and the Company’s subsidiaries delivery of financial statements, compliance certificates and notices, payment of obligations, preservation of existence, maintenance of properties, compliance with material contractual obligations, books and records and insurance and compliance with laws.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—LONG—TERM DEBT (Continued)

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

Negative covenants include, among others, with respect to the Company and our subsidiaries, limitations on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments, transactions with affiliates, certain burdensome agreements, use of proceeds, and payment of other indebtedness. The Company and the Company’s subsidiaries are also subject to a limitation on mergers, dissolutions, liquidations, consolidations and disposals of all or substantially all of their assets.

2012 Amendment to the Credit Agreement

On September 28, 2012 (the “Effective Date”), the Company, the Guarantors, the Lenders and the Administrative Agent entered into the First Amendment to Credit Agreement and Security Agreement (the “First Amendment”), amending (i) the Credit Agreement and (ii) the Security Agreement and dated as of October 7, 2011, among the Company, the Guarantors and the Administrative Agent.  The Company has no outstanding indebtedness pursuant to the Credit Agreement.

The First Amendment reduced the amount available under the revolving senior credit facility from $150,000 to $25,000. During the Cash Collateral Period (as described below), the Company may borrow under the revolving senior credit facility. However, the Company must maintain cash collateral deposited by the Company and/or the Company’s subsidiaries in an account controlled by the Administrative Agent in an amount equal to any outstanding borrowing under the Credit Agreement, as amended. In addition, the Company is not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the Cash Collateral Period.

The Cash Collateral Period is the period commencing on the Effective Date and ending on the first date after September 28, 2013 on which (i) the Company and the Company’s subsidiaries have had at least a 5% increase in revenues (determined on a quarter-over-quarter basis) for two consecutive fiscal quarters, (ii) the Company and the Guarantors are in compliance with the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated EBITDA financial covenants, each as defined in and contained in the Credit Agreement, as amended, for the then most recently—ended four fiscal quarter period and (iii) no Default exists. Subsequent to the Cash Collateral Period, the Company will not have to post cash collateral to borrow under the revolving senior credit facility.

Other than during the Cash Collateral Period, the Company is required to (i) maintain a Consolidated Leverage Ratio as of the end of any fiscal quarter of no more than 2.50 to 1.00, (ii) maintain a Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of no less than 1.50 to 1.00 and (iii) have Consolidated EBITDA as of the end of the most recent four fiscal quarter period of at least $10,000.

NOTE 14—COST REDUCTION ACTIONS

During the first nine months of 2012, the Company reduced headcount by 39 employees at its Connecticut facilities. In conjunction with the headcount reduction, the Company recognized severance of $33 and $75 in cost of sales for the three and nine month periods ending September 30, 2012, respectively. The Company recognized severance of $145 and $295 in selling, general and administrative expense for the three and nine month periods ended September 30, 2012. The Company also entered into a Labor Force Adjustment Plan (“LFAP”) with the union and the local government at its Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. The Company has entered into an agreement to extend its LFAP at its Spain facility. Under this agreement, the Company is responsible for 10% of the salary of any employees who may be furloughed during the period from August 1, 2012 through October 31, 2012.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—SUBSEQUENT EVENT

On October 17, 2012, the Company permanently reduced headcount by 58 employees to better align our cost structure with current sales volumes.  The Company anticipates recording an estimated severance charge of approximately $850 in the fourth quarter of 2012.

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

STRATEGIC FOCUS

Our objective is to enhance our position as a leading global provider of encapsulants to solar module manufacturers. Our strategies to meet that objective are to (i) continue our history of product innovation, (ii) continue to execute our Asia Growth Strategy, (iii) further reduce our manufacturing costs and (iv) strengthen our balance sheet. We have recently executed on these strategic objectives as follows:

Innovation

•                  We have continued to increase our investments in research and development, including the addition of technical personnel and research scientists. Our East Windsor, Connecticut facility houses a new, 20,000 square foot, state—of—the—art research and development laboratory that became operational in the second quarter of 2012. The laboratory increases our analytical, physical and electrical testing capabilities. We also have the ability to construct and laminate full—sized test modules.  Our goal is to continue to develop high value—added products that can be commercialized quickly and with scale.

•                  We have recently developed a high—light transmission formulation that enables light to better penetrate certain cells, which may enhance module output by approximately 1% on a relative basis.

•                  We have introduced our next generation EVA-based encapsulant that we believe possesses enhanced potential induced degradation (“PID”) resistant properties. PID is the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cell and is a factor that could adversely impact the energy yield of crystalline silicon solar modules. In addition, our next generation encapsulant also possesses high—light transmission, improved volume resistivity, excellent curing properties and superb long—term clarity.  This product is currently being evaluated by many module manufacturers including approximately 15 located in China as more fully described below.

•                  The production requirements of Chinese module manufacturers differ from manufacturers located in North America and Europe.  As such, we have continued to invest in the development of products specifically engineered for the unique demands of Chinese module manufacturers.

•                  We have established technical service laboratories at our Spain and Malaysia facilities and are currently constructing a laboratory in China.  These laboratories will provide increased technical knowledge and support to our customers and will aid in the commercial launch of new products.

Asia Growth Strategy

•                  In 2012, we relocated our Global Director of Sales and Marketing to China and have expanded our local sales and technical service teams in the Asia Pacific region. In late 2011, we also formed a wholly foreign—owned enterprise in China, received a business license and purchased land near Shanghai. As disclosed above, we are also currently constructing a technical service laboratory in China.

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

•                  We are actively introducing our next generation encapsulant formulation that is currently being evaluated by approximately 15 module manufacturers in China. The launch of our next generation encapsulant is progressing well with favorable internal test results and the successful completion of damp heat testing with several prospective Chinese customers.  We expect to receive further test results from other prospective customers in the fourth quarter of 2012 and in the first quarter of 2013.

Cost Reduction

•                  We have actively engaged in a cost reduction program to partially offset anticipated price declines of our encapsulants and to improve our competiveness.  We expect the cost reduction program to save approximately $18.0 million in 2012 of which $12.7 million has been realized through September 30, 2012.  Key parts of our cost reduction program include the following actions:

•                 During 2012, we reduced headcount by 39 employees at our Connecticut facilities. In conjunction with the headcount reduction, we recognized a severance charge of $0.4 million. We also entered into a Labor Force Adjustment Plan (“LFAP”) with the union and the local government at our Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. In July 2012, we entered into an agreement to extend our LFAP at our Spain facility. Under the new LFAP agreement, we are responsible for 10% of the salary of any employees who were furloughed during the period from August 1, 2012 through October 31, 2012. On October 17, 2012, we permanently reduced headcount by 58 employees to better align our cost structure with current sales volumes.  We anticipate recording an estimated severance charge of $0.8 million in the fourth quarter of 2012.  We anticipate annual pre-tax savings of $3.4 million related to this action.

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

•                  We are in the process of introducing a paperless encapsulant that will offer a less expensive option to our customers while retaining the long—term quality benefits that we believe our encapsulants provide. Since this product does not require paper backing, we believe it can be commercialized at a lower price, yet generate similar gross margin as our existing products.

•                  We are reducing our selling, general and administrative costs by optimizing travel spending, streamlining back office functions and obtaining cost reductions from certain existing and new service providers.  As of September 30, 2012, we have realized savings of approximately $3.3 million.  We expect a portion of such savings to be offset by increased investments in research and development and our sales organization.

Strengthen Our Balance Sheet

•                  On September 1, 2011, we sold our Quality Assurance (“QA”) business to Underwriters Laboratories (“UL”) for total cash proceeds of $283.4 million, which included $8.4 million of estimated cash assumed in certain QA locations. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. We decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long—term debt.  As of September 30, 2012, we had $70.6 million of cash and no debt.

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

There have been no changes in our critical accounting policies during the quarter ended September 30, 2012.

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

Prior to performing our goodwill impairment test, we first assessed our long-lived assets for impairment as of March 31, 2012. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of our asset group which is our reporting unit ($333.4 million as of March 31, 2012) by $200.5 million. The undiscounted cash flows were derived from the same financial forecast utilized in our goodwill impairment analysis.  The key assumptions driving the undiscounted cash flows are the forecasted sales growth rate and EBITDA margin.  For this impairment analysis, we used undiscounted cash flows reflecting a sales decline of 23% in 2012 and a sales increase of 20% and 22% in 2013 and 2014, respectively.  Subsequent to 2014, a normalized 3% annual sales growth rate was used for the remaining useful life. We estimated our EBITDA margin to range from 12% to 16%. We believe our recent net sales decline is temporary in nature compared to the expected useful lives of the long--lived assets and expect volumes to increase in 2013 and beyond based upon the factors discussed in the intangible asset section below. We believe our long-term EBITDA margin will be sustained due to increased sales volume and continued cost reductions offsetting future price reductions.

We performed sensitivity analysis to assess the remaining estimated useful lives of our intangible assets by considering the cash flows used in the step two goodwill fair value assessment and determined that the respective intangible assets’ carrying balances are recoverable based on the projected cash flows for the asset group.  In addition, we performed a qualitative assessment as discussed below.

Customer Relationships

Although our recent sales performance has been negatively impacted by many of our customers losing market share and some declaring bankruptcy, we serve many of the largest module manufacturers with whom we have rapidly grown with. The remaining estimated useful life of this intangible asset was supported by our historical customer retention. We expect to continue to increase our net sales to many of these customers in conjunction with anticipated long—term growth in the industry due to greater adoption of solar energy. As such, we determined that no change in useful life was required.

Proprietary Technology

We, as well as our competitors, continue to develop new encapsulant technologies. We are in the process of introducing our next generation encapsulant that possesses additional attributes such as high-light transmission and exceptional PID resistance. We are also in development of a non—EVA encapsulant. However, our recently developed products and expected innovations leverage our core technology and possess the benefits that our legacy encapsulants provide, including long-term clarity provided by our formulations and dimensional stability provided by our extrusion manufacturing process. Based upon these factors and our recent successful trade-secret defense litigation as previously disclosed, we determined that no change in useful life was required.

Trademarks

Our trademarks are well known in the solar industry due to our reputation for innovation, customer service and having encapsulants perform in the field for over 30 years.  As such, we determined that no change in useful life was required.

We did not need to test whether our long—lived assets were impaired as of September 30, 2012, as we concluded there was no significant triggering event that occurred during the third quarter of 2012 that was not already contemplated in our March 31, 2012 assessment and given the significant amount by which the undiscounted cash flows exceeded the carrying amounts of our long—lived assets. Although our sales volume continued to decline in the third quarter of 2012 and our estimated full—year 2012 net sales were revised lower, we believe that our recent product launches, customer service, quality, geographic footprint and continued focus on innovation will allow us to increase our net sales from anticipated 2012 levels as the solar industry continues to grow, driving increased demand for modules and as a result, our encapsulants. However, the solar industry continues to evolve rapidly.  If we do not achieve anticipated sales volumes through existing and new products, retain customers, maintain pricing power in the future, or any adverse circumstances occur, certain of our long-lived assets may be subject to accelerated depreciation/amortization and/or future impairment.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$23,092	$56,237	$79,294	$195,892
Cost of sales	22,510	41,665	75,127	128,157
Gross profit	582	14,572	4,167	67,735
Selling, general and administrative expenses	5,844	6,838	20,298	21,666
Provision (recovery) for bad debt expense	47	(532)	497	509
Goodwill impairment	—	—	82,524	—
Asset impairment	—	1,861	—	1,861
Operating (loss) income	(5,309)	6,405	(99,152)	43,699
Interest (expense) income, net	(85)	84	(196)	319
Amortization of deferred financing costs	(899)	(3,807)	(1,062)	(4,470)
Other income	—	—	7,201	—
Foreign currency transaction (loss) gain	(86)	91	(172)	240
(Loss) earnings from continuing operations before income tax (benefit) expense	(6,379)	2,773	(93,381)	39,788
Income tax (benefit) expense from continuing operations	(2,800)	(1,044)	(5,250)	10,739
Net (loss) earnings from continuing operations	$(3,579)	$3,817	$(88,131)	$29,049

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$23,092	100%	$56,237	100.0%	$(33,145)	(58.9)%	$79,294	100%	$195,892	100.0%	$(116,598)	(59.5)%

The decrease in net sales for the three months ended September 30, 2012 compared to the corresponding period in 2011 was primarily driven by an approximate 45% decrease in sales volume combined with an approximate 20% decrease in our average selling price (“ASP”). Also, a 9% weaker Euro provided a negative impact in the foreign exchange translation of our European net sales.

The decrease in net sales for the nine months ended September 30, 2012 compared to the corresponding period in 2011 was mainly due to a 47% decrease in sales volume and an approximate 20% decrease in our ASP. Also, a 11% weaker Euro provided a negative impact in the foreign exchange translation of our European net sales.

We believe the decline in volume for the nine months ended September 30, 2012 was the result of some of our customers losing market share to certain Chinese module manufacturers who are currently not our customers and continuing intensified competition in the encapsulant market, including pricing pressure and competitive technologies entering the marketplace.

Our volume decline for the three months ended September 30, 2012 was also impacted by negative solar industry conditions. Overcapacity and excess inventory throughout the solar supply chain were driven by lower-end user demand for modules as a result of recent feed—in tariff reductions in Germany and solar trade disputes.  As a consequence, we believe many module manufacturers have reduced production, which in turn has reduced orders for our encapsulants.

In order to increase our market share and sales volume in the future, we must penetrate certain Tier 1 Chinese module manufacturers who are currently not our customers. We have been actively pursuing these Chinese customers; however, our legacy encapsulant formulations are highly complex and have not performed optimally with certain module manufacturers located in China due to different manufacturing processes and module components compared to our existing customer base. However, we are in the process of introducing our next generation encapsulant formulations, which we believe possess enhanced PID properties and have been specifically engineered for the manufacturing processes typically utilized in China. We have passed many internal qualification tests and expect final internal tests to be completed in the fourth quarter of 2012 and early 2013. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third—party certification body, which typically requires approximately three additional months.  The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer.  We anticipate the cost of commercializing our next generation encapsulant to approximate $1.0 million in 2012.

We expect that demand for our encapsulant will remain soft until we receive orders from new customers for our next generation encapsulant, specifically certain Tier 1 Chinese module manufacturers. In addition to new product introductions, we have recently expanded our local sales and technical services teams in China to help generate additional sales volume.

The ASP decline was driven by price reductions granted during contract renewals with certain of our largest customers in 2012 and continued overall pricing pressure experienced by most companies in the solar supply chain. The renewed contracts accounted for approximately 54% of our consolidated net sales for the nine months ended September 30, 2012, and all included price reductions. Our contracts typically run for one year and in certain cases cover two years. The contracts provide general terms and conditions, including pricing. However, the contracts are not a guarantee of business, as formal purchase orders are issued under the contracts at which time customer orders become binding.  The majority of our contract renewals occur during the first nine months of the year. As such, we do not expect any significant additional ASP decline for the remainder of the year due to contract renewals. However, we may experience continual general pricing pressure consistent with many participants in the solar supply chain.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$22,510	97.5%	$41,665	74.1%	$(19,155)	(46.0)%	$75,127	94.7%	$128,157	65.4%	$(53,030)	(41.4)%

The decrease in our cost of sales for the three months ended September 30, 2012 compared to the corresponding period in 2011 reflects an approximate 45% decrease in sales volume. Raw material costs decreased by $16.8 million due to lower production volume and the utilization of lower priced raw materials. Direct labor costs decreased by $1.2 million due to lower volume and the benefit of prior cost reduction measures. Overhead costs decreased by $3.5 million mostly due to the savings associated with the closure of our Florida manufacturing facility in October 2011 and other cost reduction actions. Also, a 9% weaker Euro decreased the translation impact of our European subsidiary’s cost of sales.

The decrease in our cost of sales for the nine months ended September 30, 2012 compared to the corresponding period in 2011 reflects an approximate 47% decrease in sales volume. Raw material costs decreased by $45.3 million due to lower production volume and utilization of lower priced raw materials. Direct labor costs decreased by $3.2 million due to lower volume and the positive effect of prior cost reduction measures. Overhead costs decreased by $1.9 million mostly due to the savings from the closure of our Florida facility in October 2011 and other cost reduction actions. These savings were partially offset by the costs associated with the expansion of our Malaysia facility that was completed in the second half of 2011 and the costs associated with consolidating our Connecticut operations into our East Windsor facility that was completed in June 2012. Also, a 11% weaker Euro decreased the translation impact of our European subsidiary’s cost of sales.

Non—cash intangible asset amortization expense of $2.1 million and $6.3 million was included in cost of sales for each of the three and nine months ended September 30, 2012 and 2011.

Gross Profit

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit	$582	2.5%	$14,572	25.9%	$(13,990)	(96.0)%	$4,167	5.3%	$67,735	34.6%	$(63,568)	(93.8)%

Gross profit as a percentage of net sales declined for the three and nine month periods ended September 30, 2012 mainly as a result of decreased net sales due to lower ASP and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption.

Non—cash intangible asset amortization expense of $2.1 million and $6.3 million reduced gross profit for each of the three and nine months ended September 30, 2012 and 2011.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$5,844	25.3%	$6,838	12.2%	$(994)	(14.5)%	$20,298	25.6%	$21,666	11.1%	$(1,368)	(6.3)%

SG&A decreased $1.0 million for the three months ended September 30, 2012 compared to the corresponding period in the prior year. This decrease was driven by cost reduction measures and lower professional fees of $1.5 million primarily due to the trade secret settlement. Non—cash stock—based compensation also decreased by $0.4 million due to the vesting of previously issued equity grants at the time of our initial public offering. These decreases were partially offset by an increase of $0.4 million in labor and benefits due to headcount increases mainly in China and in our sales organization.  Research and development expense increased by $0.4 million as we continue to expand this function with the goal of developing a pipeline of innovative encapsulant products.

SG&A decreased $1.4 million for the nine months ended September 30, 2012 compared to the corresponding period in the prior year. This decrease was driven by lower professional fees of $4.5 million primarily relating to reduced legal costs. This decrease was partially offset by $1.8 million of increased research and development expense and $0.8 million in labor and benefits due to headcount increases, mainly in China. We incurred $0.4 million of increased non—cash stock—based compensation expense primarily related to the accelerated vesting of restricted stock under our former Executive Chairman’s amended employment agreement that became effective in the first quarter of 2012.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$47	0.2%	$(532)	(0.9)%	$579	(108.8)%	$497	0.6%	$509	0.3%	$(12)	(2.4)%

During the third quarter of 2011, we collected long outstanding receivable balances from certain customers that were reserved for and resulted in a recovery of bad debt expense.

Goodwill Impairment

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Goodwill	$—	—%	$—	—%	$—	—%	$82,524	104.1%	$—	—%	$82,524	100.0%

Goodwill was fully impaired at the end of the first quarter of 2012 after we determined that our implied fair value of goodwill was lower than its carrying value. The goodwill impairment resulted from a reduction in sales and a decline in the market capitalization of our common stock.

Asset Impairment

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Asset impairment	$—	—%	$1,861	3.3%	$(1,861)	(100.0)%	$—	—%	$1,861	1.0%	$(1,861)	(100.0)%

The non-cash asset impairment for both periods in 2011 relates to real property that was previously occupied by our QA business that was sold to UL on September 1, 2011. Since this asset was not included as part of the sale transaction, the real property is now a non-operating asset, which is being leased to UL under a one—year agreement with an option to renew. As such, we recorded an impairment charge to write down the carrying value of the real property to its fair value less estimated disposal cost in the third quarter of 2011.

Interest (Expense) Income, Net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest (expense) income, net	$(85)	(0.4)%	$84	0.1%	$(169)	(201.2)%	$(196)	(0.3)%	$319	0.2%	$(515)	(161.4)%

The increase in interest (expense), net was primarily the result of the commitment fee expense for our amended Credit Agreement that more than offset interest income earned on our cash balances.  We had lower interest bearing cash balances for the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods resulting from the repayment of our 2007 Credit Agreements.

Amortization of Deferred Financing Costs

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$899	3.9%	$3,807	6.8%	$(2,908)	(76.4)%	$1,062	1.3%	$4,470	2.3%	$(3,408)	(76.2)%

Amortization of deferred financing costs decreased as a result of lower deferred financing costs associated with our new amended Credit Agreement compared to the 2007 Credit Agreements. In the third quarter of 2011, we terminated our 2007 Credit Agreements in conjunction with our divesture of the QA business.  In connection with the settlement of debt, we wrote—off $3.6 million of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements.

In the third quarter of 2012, we amended our Credit Agreement to reduce the facility from $150.0 million to $25.0 million of availability.  As such, we wrote—off approximately $0.8 million of the unamortized deferred finance costs associated with the Credit Agreement.  The write—off was proportional to the reduction in borrowing availability under the Credit Agreement.

Other Income

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income	$—	—%	$—	—%	$—	—%	$7,201	9.1%	$—	—%	$7,201	100.0%

We received $7.2 million in connection with the settlement of the trade secret lawsuit during the first quarter of 2012.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(86)	(0.4)%	$91	0.2%	$(177)	(194.5)%	$(172)	(0.2)%	$240	0.1%	$(412)	(171.7)%

The foreign currency transaction (loss) gain for the three and nine months ended September 30, 2012 was $(0.1) million and $(0.2) million, respectively, compared to a gain of $0.1 million and $0.2 million in the corresponding 2011 periods. These changes were primarily the result of volatility in the Euro exchange rate which decreased by 9% and 11% for the three and nine months ended September 30, 2012, respectively, compared to the corresponding 2011 periods.

Income Tax (Benefit) Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$(2,800)	(12.1)%	$(1,044)	(1.9)%	$1,756	168.2%	$(5,250)	(6.6)%	$10,739	5.5%	$15,989	148.9%

Our effective income tax rate from continuing operations for the three months and nine months ended September 30, 2012 was 43.9% and 5.6%, respectively, compared to the U.S. federal statutory tax rate of 35.0%. Our effective tax rate from continuing operations was approximately (37.7)% and 27.0%, respectively, for the three and nine months ended September 30, 2011.

In 2011, we generated income in the United States that was taxed at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. The 2011 income tax expense was reduced by our permanently re-invested Malaysia earnings where we benefit from a zero percent tax holiday. In 2012, our operations are expected to generate a pre-tax loss in the U.S. as the solar industry continues to shift and expand in Asia. As such, we expect to receive an income tax benefit that will reduce our expected loss at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. In addition, we expect to continue to benefit from anticipated earnings in Malaysia that are permanently reinvested at a zero percent tax rate.

The effective tax rate from continuing operations for the nine months ended September 30, 2012 also reflects discrete items recorded in the first quarter relating to the goodwill impairment for which no tax benefit is recorded, settlement of income tax audits resulting in a $1.0 million, benefit and a benefit related to a favorable adjustment of $0.5 million made upon filing our 2011 tax returns.

A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective tax rate to change significantly.

On March 7, 2012, the Internal Revenue Service issued Revenue Procedures 2012—9 and 2012—20 (“Revenue Procedures”) that provide a procedure for a taxpayer to follow in order to obtain automatic consent of the Commissioner to change its methods of accounting. This change was made to comply with the tangible property temporary regulations (“Temporary Regulations”) that were issued on December 23, 2011. The Revenue Procedures allow taxpayers to change their method of accounting for tax years beginning on or after January 1, 2012. Taxpayers may not early adopt the provisions in the Temporary Regulations. We are assessing the impact, if any, of this procedure.

Net (Loss) Earnings from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net (loss) earnings from continuing operations	$(3,579)	(15.5)%	$3,817	6.8%	$(7,396)	(193.8)%	$(88,131)	(111.1)%	$29,049	14.8%	$(117,180)	(403.4)%

Net loss from continuing operations for both periods compared to the corresponding 2011 periods was driven by lower net sales and lower gross margin. For the nine months ended September 30, 2012, net loss from continuing operations included an $82.5 million goodwill impairment that was partially offset by the $7.2 million settlement of the trade secret lawsuit and an income tax benefit.

Net Earnings from Discontinued Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net earnings from discontinued operations	$4,246	18.4%	$41,473	73.8%	$(37,227)	(89.8)%	$4,246	5.4%	$36,791	18.8%	$(32,545)	(88.5)%

Net earnings from discontinued operations was $4.2 million for both the three and nine month periods ended September 30, 2012, which was due to the finalization of the taxable gain associated with the sale of the QA business resulting in lower than previously estimated income tax expense. Refer to Note-3 Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements for further information.

Net Earnings (Loss)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net earnings (loss)	$667	2.9%	$45,290	80.5%	$(44,623)	(98.5)%	$(83,885)	(105.8)%	$65,840	33.6%	$(149,725)	(227.4)%

For the three months ended September 30, 2012, net earnings were lower due to lower net sales, lower gross margin and the sale of the QA business occurring in the third quarter of 2011 that resulted in a gain recorded to discontinued operations that were partially offset by the reversal of bad debt expense and an income tax benefit.  These drivers also impacted the comparison for the nine months ended September 30, 2012 as well as a $82.5 million goodwill impairment that was partially offset by the $7.2 million settlement of the trade secret lawsuit.

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

The following tables set forth information about our continuing operations by its reportable segment and by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA to Net (Loss) Earnings from Continuing Operations
Adjusted EBITDA	$(540)	$13,903	$6,565	$61,555
Depreciation and amortization	(4,149)	(4,471)	(12,480)	(12,480)
Amortization of deferred financing costs	(899)	(3,807)	(1,062)	(4,470)
Interest (expense) income, net	(85)	84	(196)	319
Income tax benefit (expense)	2,800	1,044	5,250	(10,739)
Goodwill impairment	—	—	(82,524)	—
Asset impairment	—	(1,861)	—	(1,861)
Stock—based compensation	(704)	(1,073)	(3,682)	(3,273)
Loss on disposal of property, plant and equipment	(2)	(2)	(2)	(2)
Net (Loss) Earnings from Continuing Operations	$(3,579)	$3,817	$(88,131)	$29,049

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$23,092	$56,237	$(33,145)	(58.9)%	$79,294	$195,892	$(116,598)	(59.5)%
Adjusted EBITDA	$(540)	$13,903	$(14,443)	(103.9)%	$6,565	$61,555	$(54,990)	(89.3)%
Adjusted EBITDA as % of Segment Net Sales	(2.3)%	24.7%			8.3%	31.4%

Adjusted EBITDA as a percentage of net sales decreased for the three months ended September 30, 2012 compared to 2011 due to lower ASP and reduced operating leverage associated with the sales volume decrease.

Adjusted EBITDA as a percentage of net sales decreased for the nine months ended September 30, 2012 compared to 2011 due to lower ASP and reduced operating leverage associated with the sales volume decrease, partially offset by the receipt of $7.2 million for the trade secret settlement.

Cost Reduction Actions

During the first nine months of 2012, we reduced headcount by 39 employees at our Connecticut facilities. In conjunction with the headcount reduction, we recognized severance of less than $0.1 and $0.1 million in cost of sales for the three and nine month periods ending September 30, 2012, respectively. We recognized severance of $0.1 and $0.3 million in selling, general and administrative expense for the three and nine month periods ending September 30, 2012, respectively. We also entered into a Labor Force Adjustment Plan (“LFAP”) with the union and the local government at our Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. In July 2012, we entered into an agreement to extend our LFAP at our Spain facility. Under the new LFAP agreement, we will be responsible for 10% of the salary of any employees that will be furloughed during the period from August 1, 2012 through October 31, 2012.

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

We believe that non—GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non—GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non—GAAP EPS is a metric used to determine annual bonus compensation for our President and Chief Executive Officer, Vice President and Chief Financial Officer and other senior executives.

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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) earnings from continuing operations	$(3,579)	$(2,421)	$(82,131)	$(68,477)	$3,817
Adjustments to net (loss) earnings from continuing operations:
Amortization of intangibles	2,107	2,108	2,108	2,108	2,108
Amortization of deferred financing costs	899	81	82	82	3,807
Stock—based compensation expense	704	1,504	1,474	1,163	1,073
Plant closure cost	—	—	—	464	356
Goodwill impairment	—	—	82,524	63,948	—
Asset impairment	—	—	—	—	1,861
Interest expense from 2007 Credit Agreements	—	—	—	—	(1,722)
Tax effect of adjustments	(1,254)	(1,201)	(1,184)	(1,236)	(2,539)
Non—GAAP net earnings (loss) from continuing operations	$(1,123)	$71	$2,873	$(1,948)	$8,761

Basic shares outstanding GAAP	41,439,827	41,287,338	41,155,562	41,083,080	40,972,552
Diluted shares outstanding GAAP	41,439,827	41,287,338	41,155,562	41,083,080	41,503,070
Stock options		—	—	—	—
Restricted common stock	—	284	11,193	—	—
Diluted shares outstanding non—GAAP	41,439,827	41,287,622	41,166,755	41,083,080	41,503,070
Diluted net (loss) earnings per share from continuing operations	$(0.09)	$(0.06)	$(2.00)	$(1.67)	$0.09
Diluted non—GAAP net (loss) earnings per share from continuing operations	$(0.03)	$—	$0.07	$(0.05)	$0.21

Adjusted Return on Net Assets

We have previously utilized a non—GAAP measure of asset efficiency called adjusted return on net assets (“RONA”).  Due to the changing solar industry environment, we are no longer utilizing RONA.  We are currently assessing the use of other asset and invested capital efficiency metrics that may be disclosed in future SEC filings.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through cash provided by operations. As of September 30, 2012, our principal sources of liquidity consisted of $70.6 million of cash. We believe we have ample liquidity to fund our operations, capital expenditures, and investment in research and development with our existing cash balance as well as from expected operating cash flow.

Our cash and cash equivalents balance is located in the following geographies:

September 30, 2012

United States	$54,187
Spain	9,548
Malaysia	6,028
China	709
Hong Kong	153
Cash and cash equivalents	$70,625

We have elected to permanently invest our Malaysia earnings. As such, we do not intend to repatriate the Malaysia cash balance as a dividend back to the United States. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. If we elect to dividend such balance, approximately $0.4 million would be paid to settle U.S. income taxes due upon payment of a dividend. We have accrued for this tax liability. We have not elected to permanently re–invest our Hong Kong and China earnings. However, we plan to utilize our cash located in these countries to fund a portion of our capital investment in China.

Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital expenditures and working capital. We believe that our cash flow from operations and available cash will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months.

If we decide to pursue one or more strategic acquisitions, we may incur additional debt, if permitted under our amended Credit Agreement, or sell additional equity to raise any needed capital.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash provided by operating activities was $28.6 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $21.1 million for the nine months ended September 30, 2011. Cash earnings decreased by approximately $42.2 million for the nine months ended September 30, 2012 compared to the same period in 2011. These reductions were driven by reduced net sales and lower gross profit in the first nine months of 2012 compared to the prior year. These were offset by $7.2 million received in connection with the settlement of the JPS lawsuit that occurred in the first quarter of 2012, lower income tax payments and improved working capital, including lower accounts receivable and raw material inventory.

Cash Flow from Operating Activities from Discontinued Operations

Net cash used in operating activities from discontinued operations was $5.8 million for the nine months ended September 30, 2012 primarily due to the payment of accrued state taxes relating to the gain on the sale of the QA business. Net cash used in operating activities from discontinued operations was $10.1 million for the nine months ended September 30, 2011.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $10.5 million and $18.4 million for the nine months ended September 30, 2012 and 2011, respectively. The 2012 capital expenditures mainly related to our new 20,000 square—foot state—of—the—art research and development laboratory, purchase of land near Shanghai and the completion of the retrofit of our new East Windsor building. In 2011, the capital expenditures were mainly for expansion of our Malaysia plant, new production lines and investments associated with our recently acquired East Windsor, Connecticut facility.

We expect remaining 2012 consolidated capital expenditures to be approximately $2.5 million.

We use an alternative non—GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $18.1 million and $2.6 million in the nine months ended September 30, 2012 and 2011, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. We compensate for this limitation by providing information about our capital expenditures on the face of the Condensed Consolidated Statements of Cash Flows and in the above discussion. We have recast the previously disclosed three and nine months September 30, 2011 amounts for comparative purposes as a result of the disposition of our QA business. We also use this non—GAAP financial measure for financial and operational decision making and as a means to evaluate period—to—period comparisons.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash (used in) provided by operating activities from continuing operations	$(733)	$17,234	$28,564	$21,063
Less: capital expenditures	(1,052)	(3,906)	(10,477)	(18,441)
Free cash flow	$(1,785)	$13,328	$18,087	$2,622

Cash Flow from Investing Activities from Discontinued Operations

Net cash provided by investing activities from discontinued operations for the nine months ended September 30, 2011 is primarily related to $283.4 million of cash received upon the completion of the sale of the QA business on September 1, 2011 that more than offset capital expenditures related to the QA business.

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2012 due to proceeds received from common stock issued under the employee stock purchase plan partially offset by transaction costs related to the amendment of our revolving credit facility. Net cash provided by financing activities for the nine months ended September 30, 2011 was $0.5 million due to proceeds from the exercise of stock options and tax benefits received from the disqualifying dispositions of certain of these options.

Cash Flow from Financing Activities from Discontinued Operations

Net cash used in financing activities from discontinued operations was $238.5 million for the nine months ended September 30, 2011 for debt payments made on the prior 2007 Credit Agreements.

Credit Facilities

2007 Credit Agreements

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

In connection with the payoff of all the debt, the Company also wrote off $3.6 million of the remaining unamortized deferred financing costs associated with such loan arrangements.

2011 Credit Agreement

On October 7, 2011, we entered into a multicurrency credit agreement (the “Credit Agreement”) with certain of our domestic subsidiaries, as guarantors (the “Guarantors”), the lenders from time to time party thereto (“the Lenders”) and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (“the Administrative Agent”). The Credit Agreement provided for a revolving senior credit facility of up to $150.0 million that matures on October 7, 2015. The Credit Agreement included a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contained an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

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

2012 Amendment to the Credit Agreement

On September 28, 2012 (the “Effective Date”), we, the Guarantors, the Lenders and the Administrative Agent entered into the First Amendment to Credit Agreement and Security Agreement (the “First Amendment”), amending (i) the Credit Agreement and

(ii) the Security Agreement, dated as of October 7, 2011, among us, the Guarantors and the Administrative Agent.  We have no outstanding indebtedness pursuant to the Credit Agreement.

The First Amendment reduced the amount available under the revolving senior credit facility from $150.0 million to $25.0 million. During the Cash Collateral Period (as described below), we may borrow under the revolving senior credit facility. However, we must maintain cash collateral deposited by us and/or our subsidiaries in an account controlled by the Administrative Agent in an amount equal to any outstanding borrowing under the Credit Agreement, as amended. In addition, we are not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the Cash Collateral Period.

The Cash Collateral Period is the period commencing on the Effective Date and ending on the first date after September 28, 2013 on which (i) we and our subsidiaries have had at least a 5% increase in revenues (determined on a quarter-over-quarter basis) for two consecutive fiscal quarters, (ii) we and the Guarantors are in compliance with the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated EBITDA financial covenants, each as defined in and contained in the Credit Agreement, as amended, for the then most recently-ended four fiscal quarter period and (iii) no Default exists. Subsequent to the Cash Collateral Period, we will not have to post cash collateral to borrow under the revolving senior credit facility.

Other than during the Cash Collateral Period, we are required to (i) maintain a Consolidated Leverage Ratio as of the end of any fiscal quarter of no more than 2.50 to 1.00, (ii) maintain a Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of no less than 1.50 to 1.00 and (iii) have Consolidated EBITDA as of the end of the most recent four fiscal quarter period of at least $10.0 million.

We amended the revolving senior credit facility to reduce its size to match our current operating results to avoid a breach of the Fixed Charge Coverage Ratio under the Credit Agreement and to obtain a $0.3 million cost savings via lower commitment fees. As such, the Company wrote—off approximately $0.8 million of the unamortized deferred finance costs associated with the Credit Agreement.  The write—off was proportional to the reduction in borrowing availability under the Credit Agreement.

Off—Balance Sheet Arrangements

We have no off—balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. Our raw material prices have moderated and we have benefited from raw material price deflation of approximately $5.0 million for the first nine months of 2012.

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

Forward—Looking Statements

This Quarterly Report contains forward—looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward—looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward—looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10—Q, we face risks and uncertainties that include, but are not limited to, the following: (i) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render its encapsulants uncompetitive or obsolete, particularly in China (ii) excess capacity in the solar supply chain; (iii) our ability to increase our market share; (iv) demand for solar energy in general and solar modules in particular; (v) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (vi) the effects of the announced reductions to solar incentives in Germany and Italy; (vii) trade complaints and lawsuits diminishing the growth of the solar industry; (viii) the extent to which we may be required to write—off accounts receivable, inventory or intangible assets; (ix) product pricing pressures and other competitive factors; (x) customer concentration in our business and our relationships with key customers; (xi) our ability to protect our intellectual property; (xii) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (xiii) our dependence on a limited number of third—party suppliers for raw materials for our encapsulants and materials used in our processes; (xiv) operating new manufacturing facilities and increasing production capacity at existing facilities; (xv) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (xvi) potential product performance matters and product liability; (xvii) the extent and duration of the current downturn in the global economy; (xviii) the impact negative credit markets may have on us or our customers or suppliers; (xix) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (xx) maintaining sufficient liquidity in order to fund future profitable growth and long—term vitality; (xxi) outcomes of litigation and regulatory actions; and (xxii) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10—K, 10—Q and 8—K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward—looking statements. We undertake no obligation to publicly update any forward—looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re—measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the nine months ended September 30, 2012 and 2011, approximately $34.3 million, or 43% and $80.6 million, or 41%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our international operations. The costs related to our foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2012 would have caused a change in consolidated net assets of approximately $2.8 million and a change in net sales of approximately $3.4 million.

Interest Rate Risk

We will be exposed to interest rate risk if we elect to draw down on our Credit Agreement. As of September 30, 2012, no amounts were outstanding under our Credit Agreement. Our Credit Agreement bears interest at floating rates based on the Eurocurrency or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. During 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011, and our cost of sales was favorably impacted by approximately $5.0 million of raw material deflation during the first nine months of 2012. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts, adding inflation escalation price clauses in customer contracts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2012, we completed the implementation of a new consolidation system. The system change was made to improve the efficiency of the consolidation process and related financial reporting and was not the result of any identified deficiencies in the previous consolidation system. As part of the implementation, we modified internal controls where necessary due to the system change. Excluding the consolidation system implementation, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material developments in the three months ended September 30, 2012 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10—K for the year ended December 31, 2011.

Alpha Marathon

On October 7, 2011, we filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. (“Alpha Marathon”) an equipment line manufacturer located in Ontario, Canada, seeking damages resulting from Alpha Marathon’s misappropriation of trade secrets and an injunction barring use of those trade secrets.

On October 17, 2012, Alpha Marathon filed its Statement of Defence denying the Company’s allegations regarding the misappropriation of its trade secrets.  On October 19, 2012, Alpha Marathon filed an Amended Statement of Defence adding that the Company’s trade secrets are in the public domain.  The Company intends to vigorously protect its trade secrets and to continue its claims against Alpha Marathon.

Item 1A.        Risk Factors

You should carefully consider the factors discussed in, “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10—K for the year ended December 31, 2011 and Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which could materially affect our business, financial position and results of operations. In addition, we have added the following risk factor to reflect changes in our business environment during the first nine months of 2012.

Trade complaints and lawsuits may diminish the growth of the solar industry which could negatively affect our business.

Recently, the U.S. Department of Commerce issued its final determination with respect to countervailing duties and anti-dumping duties to be imposed against the import of solar cells from China.  The duties, totaling approximately 24% to 36%, will be imposed against Chinese solar panel manufacturers for selling panels below cost. The International Trade Commission (“ITC”) has also concluded that Chinese solar module manufacturers have improperly benefitted from various unfair trade practices and is expected to issue its final determination in November 2012.  In response, the China Ministry of Commerce has commenced inquiries into whether U.S. suppliers have been selling polysilicon into China below cost and whether renewable energy projects in five U.S. states were illegally subsidized in violation of the World Trade Organization rules.  In addition, European solar companies have filed complaints with the European Commission also alleging that Chinese module manufacturers were improperly subsidized and have sold their products in the European Union at prices below their cost.  Finally, in October 2012, a bankrupt U.S. module manufacturer filed a lawsuit against the three leading Chinese solar module manufacturers alleging unfair trade practices and anti-competitive activities seeking $1.5 billion in damages.

These cases could have a significant impact on the global solar industry and, if unresolved in the near future, could negatively affect the stability of the solar manufacturing supply chain.  As a consequence, our business may be materially and adversely affected and/or our ability may be limited to engage in certain ongoing and intended business activities, including without limitation, the expansion of our current business operations in China.

Item 6.        Exhibits

10.1

First Amendment to Credit Agreement and Security Agreement, dated as of September 28, 2012, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (filed as Exhibit 10.1 on the Company’s Form 8—K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)

10.2	Form of Executive Severance Agreement (filed as Exhibit 10.2 on the Company’s Form 8—K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)

10.3	Form of Executive Option Agreement (filed as Exhibit 10.3 on the Company’s Form 8—K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)

10.4	Executive Severance Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen

10.5	Executive Severance Agreement dated October 1, 2012 between the Company and Barry A. Morris

10.6	Executive Severance Agreement dated October 1, 2012 between the Company and Alan N. Forman

10.7	Executive Severance Agreement dated October 1, 2012 between the Company and Joseph C. Radziewicz

10.8	Executive Option Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen

10.9	Executive Option Agreement dated October 1, 2012 between the Company and Barry A. Morris

10.10	Executive Option Agreement dated October 1, 2012 between the Company and Alan N. Forman

10.11	Executive Option Agreement dated October 1, 2012 between the Company and Joseph C. Radziewicz

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14 Securities Exchange Act Rules 13a—14(a) and 15d—14(a), pursuant to section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14 Securities Exchange Act Rules 13a—14(a) and 15d—14(a), pursuant to section 302 of the Sarbanes—Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

STR HOLDINGS, INC.
(Registrant)

	By:	/s/ JOSEPH C. RADZIEWICZ
Date: November 8, 2012	Joseph C. Radziewicz, Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)