Form 10-K
period 2012-12-31
STR HOLDINGS, INC.
filed 2013-03-15
CIK 1473597

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $76,808,020 based on the price of the last reported sale on the New York Stock Exchange on that date.

         On February 28, 2013, the registrant had 41,688,320 outstanding shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.    Business

Overview

        STR Holdings, Inc. and its subsidiaries ("we", "us", "our" or the "Company") commenced operations in 1944 as a plastics and industrial materials research and development company. Based upon our expertise in polymer science, we evolved into a global provider of encapsulants to the solar industry. Encapsulant is a critical component used to protect and hold solar modules together.

        We were the first to develop ethylene-vinyl acetate ("EVA") based encapsulants for use in commercial solar module manufacturing. Our initial development research was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time, we have expanded our solar encapsulant business, by investing in research and development and global production capacity.

        The Company also launched a quality assurance business ("QA") during the 1970s, which provided product development, inspection, testing and audit services that enabled our retail and manufacturing customers to determine whether products met applicable safety, regulatory, quality, performance and social standards. In September 2011, we sold our QA business to Underwriters Laboratories, Inc. ("UL") for $275.0 million in cash, plus assumed cash. We divested QA to allow us to focus exclusively on our solar encapsulant business and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Annual Report on Form 10-K. Further information about our divestiture of QA is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Solar Energy Market Overview

        Solar energy has emerged as one of the most rapidly growing sources of renewable energy. A number of different technologies have been developed to harness solar energy. The most prevalent technology is the use of interconnected photovoltaic ("PV") cells to generate electricity directly from sunlight. Solar energy has many advantages over other existing renewable sources and traditional non-renewable sources relative to environmental impact, delivery risk, distributed nature of generation, matching of peak generation with demand, low maintenance cost and recently, installed cost at competitive prices in many locations globally.

        PV systems have been used to produce electricity for several decades. However, technological advances and production efficiencies combined with the rising costs of conventional/carbon-based electricity and the availability of government subsidies and incentives, have led to solar becoming one of the fastest growing renewable energy technologies.

        Government incentive programs, which make solar energy more price competitive with other energy sources, are among the key demand drivers for PV. In recent years, the largest growth in the demand for PV has been in the European Union, driven by its goal of generating 20% of its electricity from renewable sources by 2020. However, its share of total global demand is expected to decline as many European Union countries, such as Germany and Italy, continue to reduce their subsidy programs in relation to financing constraints, overall fiscal policy, and saturation due to cumulative installed capacity. Uncertainty may lead to a reduction in overall solar demand, which when combined with module overproduction may lead to excess inventory. These conditions have driven a reduction in selling prices throughout the supply chain and are expected to allow future unit volume growth in new end markets as grid-parity is achieved and a price elastic model emerges. In particular, we estimate there will be growth in installation of PV modules in the United States, China, India, South America, Africa and the Middle East.

        Despite our expectations for favorable conditions for the adoption of solar electricity generation, solar energy continues to represent only a very small fraction of the world's electricity supply.

Solar Energy Systems

        Solar electricity is primarily generated by PV systems that are comprised of solar modules, mounting structures and electrical components. PV systems are either grid-connected or off-grid. Grid-connected systems are tied to the transmission and distribution grid and feed electricity into the end-user's electrical system and/or the grid. Such systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures and range in size from a small number of kilowatts to many megawatts. Off-grid PV systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.

Solar Modules

        PV cells are semiconductor devices that convert sunlight directly to electricity by a process known as the photovoltaic effect. A solar module is an assembly of PV cells that are electrically interconnected, laminated and framed in a durable and weatherproof package.

        There are two primary commercialized categories of solar cells: crystalline silicon and thin-film. PV devices can be manufactured using different semiconductor materials, including mono-and poly-crystalline silicon for silicon cells, and amorphous silicon, gallium arsenide, copper indium gallium selenide and cadmium telluride for thin-film cells. Crystalline silicon cells typically operate at higher conversion efficiency. Historically, crystalline silicon cells have been higher in cost due to a more complex production process and the need for more expensive raw materials. In recent years, the price of polysilicon has declined rapidly, eroding the cost advantage of thin-film cells.

Encapsulants

        Regardless of the technology used to create solar energy from a PV system, the core component of the solar cell is the semiconductor circuit. To protect and preserve that circuit, solar module manufacturers typically use an encapsulant. Encapsulants are critical to the proper functioning of solar modules, as they protect cells from the elements, bond the multiple layers of a module together and provide electrical isolation. Encapsulants must incorporate high optical transparency, stability at high temperatures and high levels of ultraviolet radiation, good adhesion to different module materials, adequate mechanical compliance to accommodate stresses induced by differences in thermal expansion and contraction between glass and cells, good dielectric properties (electrical isolation) and resistance to potential induced degradation. Even slight deterioration of any of these properties over time could significantly impair the electrical output of the solar module, which is of importance in the solar industry where solar module manufacturers typically provide 20 to 25-year warranties for their products.

        Over the years, various encapsulant materials have been used in solar modules, including EVA, polyvinyl butyral ("PVB"), polyolefin elastomer ("POE") and poly dimethyl siloxane or silicone. We currently use EVA to make all of our encapsulant products and anticipate introducing POE products in 2013. Our encapsulants are modified with additives to increase stability and make the encapsulant suitable for long-term outdoor applications, such as solar modules.

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

  •
  Potential induced degradation ("PID")—the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cell, is a factor that could adversely impact the energy yield of crystalline silicon solar modules. PID can occur in some solar module installations where a transformerless inverter is used in combination with a high negative voltage bias applied to the solar cells. The magnitude of the power loss depends upon many factors, including the applied voltage bias and the type of surface coatings on the solar cells. The specific chemistry of the front side encapsulant may also be a mitigating factor to help inhibit power loss due to PID.

        Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the total manufacturing cost of the solar module.

        We typically sell our encapsulants in square meters. However, because the solar industry's standard measurement for production volume and capacity is in watts, megawatts ("MW") or gigawatts ("GW"), we convert our capacity and production volume from square meters to approximate MW depending on the applicable conversion efficiencies that are specific to our customers. The conversion rate ranges from 10,100 to 15,500 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable. Certain production capacity and market metrics included in this Annual Report on Form 10-K are based on these calculations. Our calculations may not be accurate, and we may change the methodology of our calculations in the future as new information becomes available. In that case, period-to-period comparisons of such metrics may not be meaningful.

Financial Information About Our Segment and Geographic Areas

        Financial information about our segment and geographic areas are included in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Reportable Segment and Geographical Information, of the Notes to Consolidated Financial Statements, included in Item 8—Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Business

        We are a global provider of encapsulants to the solar module industry. Encapsulant is a critical component used in solar modules. We were the first to develop the original EVA encapsulants used in commercial solar module manufacturing in the 1970s in conjunction with the Jet Propulsion Laboratory of the California Institute of Technology under a NASA contract for the U.S. Energy Research and Development Administration, which later became known as the U.S. Department of Energy. We have no ongoing relationships with any of these agencies. We have sold our encapsulants commercially since the late 1970s. We have continually improved our encapsulants and have developed many significant innovations since we first commercialized our encapsulants, including encapsulants that maintain their dimensional stability and ultra-fast curing formulations. Our encapsulants can be used in both of the prevailing solar panel technologies, crystalline silicon and thin-film, and are valued by certain of our customers because they maintain their size and shape throughout the solar module manufacturing process, have fast curing times, possess high PID resistance, provide high-light transmission and demonstrated long-term stability. These attributes are critical to some solar module manufacturers, which typically provide 20 to 25-year warranties of the performance of their solar modules and continually seek to maximize power output, improve manufacturing yield and optimize efficiency. Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the total manufacturing cost of a solar module.

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

Current Industry Environment

        The solar manufacturing industry's operating environment is challenging in that supply exceeds demand throughout the supply chain. Capacity, most notably at the module level, has been, and continues to be, greater than demand. Demand increases have been tempered by a reduction in subsidies mainly in European markets, primarily in Germany and Italy, which have recently comprised the largest solar end markets. In addition, the European debt crisis, global economic uncertainty and stricter lending requirements have reduced the amount of financing available for solar projects. The supply and demand imbalance has caused a significant decrease in average selling prices ("ASP") through most of the solar module supply chain, eroding profitability for most solar manufacturing companies. The ASP decline further exacerbated excess capacity as many companies continued to produce inventory to drive higher absorption of fixed costs rather than reducing capacity. Consequently, inventory throughout the channel increased during much of 2012.

        Over the last few years, most of the manufacturing capacity expansion has been in Asia due to a large shift in module manufacturing from Europe to China. The shift in production has caused many U.S. and European module manufacturers to file for bankruptcy, and we expect this trend to continue.

        Since 2010, we have experienced a significant sales volume decline and pressure to reduce our ASP. Historically, a large portion of our net sales were to western module manufacturers. As module production migrated to Asia, many of our customers lost market share to certain Chinese module manufacturers that are currently not our customers. Some of our market share loss has been driven by aggressive price competition from encapsulant manufacturers located in China and the active introduction of non-EVA encapsulant materials by competitors. In addition, excess module capacity has reduced the value proposition certain of our products' attributes provide, including high-dimensional stability that increased module manufacturers' production throughput. With excess capacity, module manufacturers do not require higher throughput and are able to operate production lines slower using lower-cost material. In addition, we were recently informed that our largest customer, First Solar, Inc. ("First Solar"), will commence sourcing encapsulant from an alternate supplier in the first quarter of 2013. First Solar accounted for $39.2 million, or 41%, of our 2012 net sales and we expect approximately $2.5 to $3.5 million of net sales to First Solar in 2013.

        We estimate our global market share approximated 10% in 2012 compared to approximately 30% in 2010. With the loss of First Solar as a customer in the first quarter of 2013, we expect our market share to decrease significantly unless we can increase our sales to Chinese module manufacturers. Our market share estimates are based on our calculations using publicly available information, our industry experience and assumptions that our management team believes to be appropriate and reasonable. However, there are inherent limitations with our estimates as we are not able to precisely quantify our market share for a number of reasons. First, our encapsulant competitors are either not public companies or their encapsulant business is part of a much larger publicly-traded company that does not constitute a reportable segment. As such, we have no direct publicly available data of our competitors' financial results. Second, we sell our product in square meters as we provide a raw material to solar module manufacturers who sell their products based on the products' ability to generate electricity in watts. Since the solar industry's standard measurement for production volume and capacity is in MW or GW, we convert our production volume and capacity from square meters to approximate MW or GW based on known customer conversion efficiencies. As such, this calculation is a high-level indicator. In addition, there is no point of sale system to track encapsulants or module installations. As such, inventory changes in the module channel make our market share calculations extremely difficult. Last, the solar industry lacks a single data source that can specify what the overall size of the current market is. It actually takes a number of months subsequent to year-end for industry experts to make their determinations of the aggregate MW installed during the prior year.

        We expect industry overcapacity to be corrected via manufacturer's rationalization of production equipment and the consolidation of weak industry participants via bankruptcy and merger and acquisition activity. We also expect solar energy to become cost competitive with traditional fossil fuels even though government subsidies will continue to be reduced as module manufacturers continue to reduce the cost of solar. Marginal cost reductions will be obtained in module manufacturing and we believe an even larger proportion of cost savings will be obtained by improving balance of system costs (i.e., installation labor, grid connection, wiring, racking systems, inverters, etc.). In addition, we believe that module manufacturers will continue to improve module conversion efficiency to produce more electricity from the same module. Reduced costs will enable lower ASPs that should drive elasticity in emerging end markets such as the United States, Japan, South America, China, the Middle East and India.

        In the encapsulant space, we expect the short-term industry pressure to drive further ASP decline and the need to develop innovative products that are of high-quality and improve module power output. We also expect new encapsulant materials to be actively introduced in the marketplace. As module manufacturers consolidate, we expect a flight to quality toward encapsulant manufacturers that possess a track record of in-field performance, offer competitive pricing, invest in research and development and develop efficient and dependable supply chains.

Our Strategy

        Our mission is to be a leading global supplier of encapsulation products through continued innovation and operational excellence. In order to achieve our mission in the current industry environment, we have developed a strategy that consists of four areas of focus: (1) increase sales volumes from anticipated 2013 levels and reposition our customer base with the loss of First Solar, (2) further reduce our cost structure, (3) innovate new products and (4) and utilize our strong balance sheet. Significant areas of tactical emphasis related to execution of this strategy are as follows:

  •
  Increase Sales Volume.  During the past few years, global solar demand shifted as module manufacturers located in Asia, particularly in China, obtained market share from European and North American competitors. Also, many Asian governments announced solar incentive programs to increase the demand for solar energy in their respective countries, such as the Golden Sun and Building Integrated Photovoltaic programs in China. Based on these two emerging patterns, we have been actively seeking to increase our market share in the Asia-Pacific region.

    Initially, we increased our presence in the Asian market through the building and subsequent expansion of our Malaysia facility. The strategic location of this plant serves as an advantageous gateway to all of Asia, including China, South Korea, Japan, India and Taiwan. During 2011, we increased the floor space of our Malaysia facility to provide for total capacity of up to approximately 5.0 GW and increased our production capacity to 3.6 GW. We believe that our Malaysia plant has enhanced our competitive position in various Asian markets by allowing us to take advantage of reduced lead times, lower logistics costs and improved customer service.

    We also continue to develop our infrastructure in China with the intent of better penetrating module manufacturers located there. We formed a wholly foreign-owned enterprise in China, received a business license, purchased land near Shanghai and have expanded our local sales and technical service teams in the Asia-Pacific region. We have established a technical service laboratory in China to improve our customer service and provide support in launching new products.

    We are actively introducing our next generation encapsulant formulation that is currently being evaluated by approximately 30 module manufacturers, including 15 in China. The launch of our next generation encapsulant is progressing with favorable test results and the successful completion of damp heat testing with several prospective Chinese customers. To date, we have received initial commercial orders from three new customers. We expect to receive further test results from other prospective customers in the first half of 2013 and continue to expand sales of this new product.

  •
  Further Reduce Our Cost Structure.  We continuously seek to improve our competitive position by reducing our manufacturing costs. Due to the excess capacity that currently exists in the solar industry, continued price pressure experienced by the entire supply chain and our loss of First Solar as a customer, cost reduction is an important short-term goal. We have recently executed on a cost-reduction initiative that drove approximately $18.2 million of savings in 2012 involving raw materials, labor, manufacturing overhead and selling, general and administrative expenses.

    Raw Materials:    During 2010 and into 2011, we experienced significant raw material cost inflation, primarily related to EVA resin, which accounts for approximately 45% to 50% of our cost of sales. In the later part of 2011 and during 2012, resin prices declined significantly. The decline was mainly due to favorable dynamics in the resin market where capacity exceeded demand from industries other than solar. We expect this trend to continue as more resin capacity is expected to come online. In addition, we have been actively negotiating with our vendors to ensure we are receiving competitive pricing and continue to identify new vendors to increase our depth in sourcing alternatives. These factors led us to be able to purchase resin at an approximate 25% lower average cost as of December 31, 2012 than the price available at December 31, 2011.

    In addition, we are in the process of introducing a paperless encapsulant that will lower our costs while retaining the long-term quality benefits of our legacy encapsulants. Paper currently represents approximately 12% of our variable cost per unit.

    Labor:    We entered into a Labor Force Adjustment Plan ("LFAP") with the union and the local government at our Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. In July 2012, we entered into an agreement to extend our LFAP at our Spain facility. Under the new LFAP agreement, we were responsible for 10% of the salaries of any employees that were furloughed during the period from August 1, 2012 through October 31, 2012. In the fourth quarter of 2012, we permanently reduced our headcount at this facility by 58 employees. During 2012, we also reduced headcount by 39 employees at our Connecticut facilities. In conjunction with our 2012 headcount reductions, we recognized severance of $1.0 million in cost of sales and $0.4 million in selling, general and administrative expenses for the year ended December 31, 2012. The anticipated pre-tax annual savings associated with such headcount reductions is approximately $5.9 million.

    In January 2013, we initiated a cost-reduction action to reduce our headcount by approximately 160 employees to match our cost structure with lower anticipated demand for our product. We expect to incur $1.8 million of cash severance costs related to these layoffs that are expected to generate approximately $8.0 million in annual pre-tax savings.

    Manufacturing Overhead:    In 2011, we closed our St. Augustine, Florida manufacturing facility. We ceased production at this plant in October 2011 and exited the 20,000 square-foot leased facility as of December 2011. The closure resulted in approximately $0.8 million in pre-tax charges, $0.5 million of which was non-cash. In addition to the labor cost reduction in Florida discussed above, we generated annual pre-tax cash savings of $0.8 million as a result of this consolidation.

    In January 2013, we announced the termination of manufacturing operations at our East Windsor, Connecticut facility. However, we continue to operate our global research and development and engineering operations at such location. We are currently working to reduce our fixed costs associated with this facility. Potential options could include a sublease of a portion of this facility or entering into a sale-leaseback transaction.

    Selling, General and Administrative:    We have reduced our, selling, general and administrative costs by reducing headcount, optimizing travel spending, streamlining back office functions and obtaining cost reductions from certain existing and new service providers. As of December 31, 2012, we have realized savings of approximately $4.2 million of which $0.4 million was offset by increased investments in our sales organization.

    We will seek to make additional improvements to our cost structure by trying to obtain continued raw material price reductions, improving raw material utilization and scrap rates, increasing fixed-cost absorption associated with the leverage of anticipated future sales volume growth and optimizing our global manufacturing and distribution footprint to reduce delivery and other logistical costs. In addition, we will continue to adjust our labor resources and production requirements to match forecasted demand for our encapsulants, including the downsizing, closure, or consolidation of existing facilities, if required, to keep our cost structure competitive.

  •
  Innovate New Products.  Throughout our history, we have been innovators in the field of encapsulant technology. We intend to leverage our technical experience and the expertise derived from our greater than 30 years of innovation to continue to develop high value-added products that can be commercialized quickly and with scale to meet evolving customer needs and to maintain and enhance our competitive position. We have increased our investment in research and development, including the addition of technical personnel and research scientists. Our research and development expense was $4.4 million, $2.6 million and $1.8 million for the years 2012, 2011 and 2010, respectively.

    In 2010, we hired a Chief Technology Officer to oversee our research and development and technical service functions with the intent of accelerating our development of next generation encapsulant technology and creating a pipeline of new, innovative products.

    Our East Windsor, Connecticut facility houses a 20,000 square foot, state-of-the-art research and development center that became operational in the second quarter of 2012. The laboratory increases our analytical, physical and electrical testing capabilities. We also have the ability to construct and laminate full-sized modules for testing.

    We have established technical service laboratories at our Spain and Malaysia facilities and one in China. These laboratories provide increased technical knowledge and support to our customers and will aid in the commercial launch of new products.

    We have expanded our overall product portfolio to meet various customer requirements. We have recently launched the following:

    •
    A mega fast encapsulant that enables significant capital avoidance and efficiency gains for automated module manufacturers, such as a 4-minute lamination cycle, which is significantly faster than typical cycles of 12 to 18 minutes.

    •
    A high-light transmission formulation that enables a wider spectrum of light to reach the cells, which may enhance certain module output by approximately 1%.

    •
    We have introduced our next generation EVA-based encapsulant that we believe possesses enhanced PID resistant properties. PID is the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cells and is a factor that could adversely impact the energy yield of crystalline silicon solar modules. In addition, our next generation encapsulant also possesses a wider process window, high-light transmission, improved volume resistivity and superb long-term clarity. This product is currently being evaluated by many module manufacturers, including approximately 15 located in China. To date, we have received initial commercial orders from three customers.

    •
    We are also developing a POE-based encapsulant. This encapsulant offers lower moisture vapor transmission, PID resistant properties and improved thermal stability at very high temperatures. To date, our POE encapsulant has outperformed other competitors' POE encapsulants in laboratory testing performed by a potential customer.

  •
  Maintain and Utilize our Strong Balance Sheet.  A large number of companies in the solar manufacturing industry possess significant amounts of debt, and many have recently declared bankruptcy. As solar projects continue to be developed, we believe that financial institutions, project investors and insurance companies will increasingly favor projects with less risk and that were constructed with high-quality materials supplied from well-capitalized companies.

    In 2011, we improved our balance sheet with the strategic sale of our QA business to UL for $275.0 million. We utilized approximately $237.7 million of the proceeds to repay all of our outstanding long-term debt.

    As of December 31, 2012, we had $82.0 million of cash and no debt. Our strong balance sheet provides flexibility to pursue growth opportunities that may present themselves in the encapsulant market, in other solar product or service offerings, or in non-solar markets where we can leverage our polymer and extrusion manufacturing competencies.

Our Products

        We have 14 commercial encapsulant formulations. Drawing upon our considerable experience, we develop our formulations internally and work in conjunction with our customers to meet their varying requirements. Our encapsulant formulations offer a range of properties and processing attributes, including various curing times and temperatures that align with the requirements of our customers' individual lamination processes and module constructions. Our formulations can be used in both crystalline silicon and thin-film modules.

Our Markets and Customers

        Our customers are solar module manufacturers located in North America, Europe and Asia. First Solar accounted for 41%, 23% and 17% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Suntech Power Holdings Co. Ltd. accounted for 10% and 11% of our net sales for the years ended December 31, 2011 and 2010, respectively. Our top five customers accounted for approximately 61%, 53% and 43% of our net sales in 2012, 2011 and 2010, respectively. In January 2013, we were informed by our largest customer, First Solar, that it will commence sourcing encapsulant from an alternate supplier in the first quarter of 2013. We expect to record approximately $2.5 to $3.5 million of net sales to First Solar in 2013.

        We typically sell our encapsulants on a purchase order basis or through contracts that specify prices and delivery parameters, but can be cancelled or postponed prior to production. In addition, we provide technical support and assist our customers when they are qualifying solar modules that utilize our products, which can take from two months to more than two years. Historically, our sales strategy has focused on developing long-term relationships with solar module manufacturers and working collaboratively during their product development efforts. We use independent sales agents as a part of our growth strategy, primarily in Japan and India.

Our Operations

Facilities and Equipment

        At December 31, 2012, we owned and operated three production facilities that are located in East Windsor, Connecticut; Asturias, Spain; and Johor, Malaysia. In January 2013, we announced that we are ceasing manufacturing operations at our East Windsor, Connecticut facility in March 2013. We currently have total annual production capacity of approximately 6.0 GW at our Spain and Malaysia locations. We convert our capacity and production volume from square meters to MW depending on the applicable conversion efficiencies that are specific to our customers. The conversion rate ranges from 10,100 to 15,500 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable.

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

Encapsulant Production Process

        Our production process typically begins by mixing EVA pellets with several additives to give the encapsulant its desired properties. The mixture is then melted, homogenized, pressurized and forced through a die to create an "EVA curtain", forming a continuous encapsulant sheet. The sheet then progresses downstream in a proprietary process: it is wound into rolls, slit to the desired width, and packaged for shipment to customers.

        Our manufacturing quality program is ISO 9001 certified. We have a high level of automation at each of our facilities that includes real-time computerized monitoring of the manufacturing process. Such automation provides consistency across our facilities so we can satisfy customer orders at both of our manufacturing locations. In addition, our enterprise resource planning system allows us to efficiently plan our production schedule by location.

        We test our products in real-time and at a high frequency after production. The Quality Department at both of our manufacturing facilities follows our global quality assurance program and has a mandate to discard products that do not meet required standards.

Raw Materials

        Resin and paper liner are the two primary materials used in our process, with resin accounting for more than half of our manufacturing costs. A number of additives as well as packaging materials represent the remainder of our raw material costs.

        We have multiple vendors for resin. Our objective has been to carry a six-week supply of resin to provide protection against supply interruptions resulting from inclement weather, natural disasters and strikes. The stock is distributed among our production facilities and warehouses so that a disruptive event at one location would not affect our ability to continue production. We have qualified resin suppliers local to each of our manufacturing facilities and continue to pursue qualification of additional resin suppliers.

        We have multiple qualified suppliers of paper liner. Our primary paper suppliers are located in the United States and Europe, and we purchase paper based on pricing and required lead times. We are currently in the process of removing paper liner from our production process to further reduce our manufacturing costs.

Seasonal Trends

        Our business could be adversely affected by seasonal trends due to economic incentives, weather patterns and other items. See Item 1A—Risk Factors.

Our Competition

        We face intense competition in the solar encapsulant market and have experienced a significant decline in our global market share from approximately 30% in 2010 to approximately 10% in 2012. We compete with a number of encapsulant manufacturers, including Bridgestone Corporation, Eastman Chemical Co., Hangzhou First PV Material Co., Ltd. and Mitsui Chemicals Group, Inc. We also face competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and E.I. DuPont De Nemours

and Company ("DuPont"). Over the years, various encapsulant materials have been used in solar modules, including POE, PVB and silicone. Many of our competitors are large, global companies with more substantial financial, manufacturing and logistic resources and strong customer relationships. Also, low-cost solar module manufacturers have emerged in Asia, primarily in China, which compete with our customers. As the China solar market matures, additional encapsulant providers from China and the greater Asian markets may compete with us. We compete on the basis of various factors, including:

  •
  price;

  •
  product performance, including quality and technology;

  •
  product innovations;

  •
  customer service and technical support;

  •
  delivery timing and logistics; and

  •
  global production capacity.

        We expect competition in the encapsulant space to continue to intensify as the solar supply chain consolidates due to excess capacity, new technologies continue to emerge and module manufacturers continue to experience price pressure.

Qualification and Certification

        Design certification programs for solar modules measure performance under simulated or advanced environmental conditions. In certifying their solar modules, our customers must qualify the encapsulant utilized in their product. The certification and qualification tests related to solar modules are defined in the following standards: IEC 61215 (crystalline silicon), IEC 61646 (thin—film) and UL 1703.

        A successful qualification test program typically means that the tested models/types of solar modules have been subjected to and passed the minimum requirements of the relevant standards. In addition, many PV module manufacturers often use internal validation tests that are beyond the scope and requirements of IEC and UL. These tests require suppliers to spend more time and investment to become approved suppliers for the module manufacturer's bill of materials. Qualification or certification does not guarantee any performance, but is designed to provide reasonable assurance that the solar modules of the tested model or type will perform reliably under field conditions.

        Under guidelines developed by the IEC/TC82/WG2 committee in 2000, modifications to the encapsulation system for solar modules can require retesting of the solar module. Such guidelines call for various retesting if there is any change in the chemistry of the encapsulant used in the solar module.

Employees

        As of December 31, 2012, we employed approximately 375 people on a full or part-time basis. We maintain a non-unionized workforce, with the exception of some employees in our manufacturing facility in Spain where unions are statutory. We have not experienced any significant work stoppages during the past five years. In January 2013, we announced a reduction in force of approximately 160 employees to be completed during the first half of 2013.

Executive Officers

        The following table sets forth the names and ages, as of March 1, 2013, of our executive officers. The descriptions below include each such person's service as a board member or an executive officer of STR Holdings, Inc. and our predecessor.

Name	Age	Position
Robert S. Yorgensen	49	President, Chief Executive Officer and Director
Barry A. Morris	58	Executive Vice President and Chief Operating Officer
Joseph C. Radziewicz	37	Vice President, Chief Financial Officer and Chief Accounting Officer
Alan N. Forman	52	Senior Vice President, General Counsel and Secretary

        Robert S. Yorgensen.    Mr. Yorgensen has been our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our CEO, Mr. Yorgensen was the Vice President of our Solar division since 2007 and has been employed with us for 27 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

        Barry A. Morris.    Mr. Morris has been our Executive Vice President and Chief Operating Officer since September 2012 and is responsible for global quality, supply chain and manufacturing operations of the Company. Previously, Mr. Morris served as STR's Executive Vice President and Chief Financial Officer from September 2008 and prior to that served as STR's Vice President and Chief Financial Officer from 2002. Prior to joining the Company, Mr. Morris was Chief Financial Officer of General Bearing Corporation as well as Director of Financial Services and Corporate Controller for BTR Inc. He holds a B.S. from American International College and an M.B.A. from the University of Connecticut.

        Joseph C. Radziewicz.    Mr. Radziewicz has been our Vice President and Chief Financial Officer since September 2012 and is responsible for all finance and accounting functions of the Company. Previously, Mr. Radziewicz served as our Controller and Principal Accounting Officer since January 2009. Prior to joining STR, Mr. Radziewicz held financial management positions at The Stanley Works and PricewaterhouseCoopers LLP. Mr. Radziewicz brings extensive experience in accounting and finance including SEC reporting, capital market transactions, working capital management, treasury operations, risk management, internal controls, and mergers and acquisitions. Mr. Radziewicz graduated summa cum laude from Bryant University with a B.A. in Business Administration and Financial Reporting. Mr. Radziewicz is a Certified Public Accountant, a Certified Management Accountant and a Certified Financial Manager.

        Alan N. Forman.    Mr. Forman became our Senior Vice President and General Counsel in April 2012 and was our Vice President and General Counsel since May 2010. Mr. Forman is responsible for all human resource and legal affairs of the Company. Prior to joining us, Mr. Forman was a partner at Brown Rudnick LLP and a member of their CleanTech team. Mr. Forman brings extensive experience in corporate and securities law including intellectual property, licensing agreements, financing transactions, corporate governance, and mergers and acquisitions. Mr. Forman holds a B.A. in Economics from Emory University and a J.D. from the George Washington University Law School.

        Each executive officer holds office for a term of one year and until his successor is duly elected and qualified, in accordance with our bylaws.

Intellectual Property

        Our intellectual property consists of 14 encapsulant formulations, as well as several processes and sub-processes, and our trademarks "STR®", "PhotoCap®" and "STR Protected®". As appropriate, we require employees, suppliers and customers to execute confidentiality agreements.

        We own a number of trademarks, trade secrets and other intellectual property rights that relate to our products. We typically rely on trade secrets rather than patents to protect our proprietary manufacturing processes, proprietary encapsulant formulations, methods, documentation and other technology, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. However, we have filed two patent applications with respect to some of our solar products in development due to the specific nature of these products. We believe we can effectively protect our trade secrets indefinitely through use of confidentiality agreements and other security measures. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us. See Item 3—Legal Proceedings.

Environmental Regulation

        We are subject to a variety of environmental, health and safety and pollution-control laws and regulations in the jurisdictions in which we operate. The cost of compliance with these laws and regulations is not material and we do not believe the cost of compliance with these laws and regulations will be material. We use, generate and discharge hazardous substances, chemicals and wastes at some of our facilities in connection with our product development and manufacturing activities. Any failure by us to restrict adequately the discharge of such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. For example, we are in the process of performing environmental remediation activities at our 10 Water Street, Enfield, Connecticut location under a state remediation program. During our investigation, the site was found to contain a presence of volatile organic compounds, and we are remediating these conditions. The estimated remaining cost we expect to pay to remediate the current contamination is approximately $0.1 million. Although we do not currently anticipate any material liabilities in connection with such contamination, we may be required to make expenditures for environmental remediation in the future. We are also in the process of performing environmental investigation and remediation activities at our East Windsor, Connecticut location which we recently purchased. Under an agreement, the former owner is responsible for paying costs of addressing such pre-existing conditions with such obligations secured by monies held in escrow. However, the cost of addressing such pre-existing conditions may exceed the amounts held in escrow.

Available Information

        Information regarding us, including corporate governance policies, ethics policies and charters for the committees of the Board of Directors can be found on our internet website at http://www.strholdings.com and copies of these documents are available to stockholders, without charge, upon request to Investor Relations, STR Holdings, Inc., 1699 King Street, Suite 400, Enfield, CT 06082. The information contained in our website is not intended to be incorporated into this Form 10-K. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet website on the same day that we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Information filed with the SEC may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also available to the public from commercial document retrieval services and at the internet website maintained by the SEC at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        The solar module industry is relatively concentrated, and we expect this concentration to increase as the industry continues to consolidate. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. First Solar accounted for 41%, 23% and 17% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Suntech accounted for 10% and 11% of our net sales for the years ended December 31, 2011 and 2010, respectively. In addition, the top five customers accounted for approximately 61%, 53% and 43% of our net sales in 2012, 2011 and 2010, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing pressure to reduce their costs. Since we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate significant net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Any one of the following events may cause material fluctuations or declines in our net sales and have a material adverse effect on our business, financial condition and results of operations:

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

        For example, in January 2013, we were informed by our largest customer, First Solar, that it will commence sourcing encapsulant from an alternate supplier in the first quarter of 2013. We expect to record approximately $2.5 to $3.5 million of net sales to First Solar in 2013.

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

        Moreover, we produce a component utilized in the manufacture of solar modules. New or existing solar technologies that do not require encapsulants as we produce them, or at all, may emerge and/or gain market share. Recently, competitors have introduced new encapsulant products to the market based upon POE. We believe that certain of our former customers are now using POE encapsulant for their modules. Although we have been pursuing the development of POE products, such products are not yet commercially available and it is uncertain as to when or if we will sell such products. In the event that solar module manufacturers switch to POE encapsulant products from EVA encapsulants and we do not offer a competitive POE product, such switch could materially and adversely affect our business, financial condition and results of operations.

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

Our business's growth is dependent upon securing sales to new customers, growing sales to existing key customers and increasing our market share, particularly in China.

        We estimate that our global market share approximated 10% in 2012 compared to approximately 30% in 2010. With the loss of First Solar as a customer in the first quarter of 2013, we expect our market share to decrease significantly unless we can increase our sales to Chinese module manufacturers. The future success of our business depends on our ability to secure sales to new customers, to grow sales to existing key customers and to increase our global market share. Over the last few years, we believe our European and North American customers have lost market share to Asian module manufacturers, primarily from China, which continue to penetrate the global solar market. We have been actively attempting to sell our encapsulants to certain large Chinese module manufacturers. However, we did not generate any sales to these companies during 2012, as we continue to work with these module manufacturers on their production requirements. Although we anticipate securing sales to these companies, failure to do so could have a material adverse affect on our business, financial condition and results of operations.

We face competition in our business from other companies producing encapsulants for solar modules.

        The market for encapsulants is highly competitive and continually evolving. We compete with a number of encapsulant manufacturers, many of which are large, global companies with more substantial financial, manufacturing and logistical resources and strong customer relationships. If we fail to attract and retain customers for our current and future products, we will be unable to increase our revenues and market share. Our primary encapsulant competitors include Bridgestone Corporation, Eastman Chemical Co., Hangzhou First PV Material Co., Ltd. and Mitsui Chemicals Group, Inc. We also face competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and DuPont. We also expect to compete with new entrants to the encapsulant market, including those that may offer more advanced technological solutions or complementary products such as backsheet, possess advanced or more efficient manufacturing capabilities or that have greater financial resources than we do. Further, as the China solar market matures, we expect additional encapsulant providers from China and the greater Asian markets to compete with us. Our competitors may develop and produce or may be currently producing encapsulants that offer advantages over our products. A widespread adoption of any of these technologies could result in a rapid decline in our position in the encapsulant market and adversely affect our revenues and margins.

Failure to manufacture product in China could negatively affect our ability to sell to Chinese solar module manufacturers.

        Over the last few years, we believe European and North American solar module manufacturers have lost significant market share to Chinese solar module manufacturers. Failure to establish manufacturing capabilities in China may significantly hamper our ability to increase sales to Chinese solar module manufacturers. In the event that we do not increase sales to Chinese solar module manufacturers, our business may be materially and negatively affected.

Excess capacity currently exists throughout the solar supply chain leading to substantial solar module price declines, which has caused cost to become the predominant factor in the encapsulant procurement process.

        Excess capacity currently exists throughout the solar supply chain resulting in decreased selling prices of solar modules. Due to many module manufacturers producing at low utilization rates as well as being impacted by pricing pressure, our encapsulants' value proposition has been reduced in the current excess capacity environment. As such, our customers and potential customers are increasingly focused on the purchase price of encapsulants in the short-term. In light of recent declines in our global market share, it is a priority to increase our market share through sales to existing customers and to new customers. In order to remain competitive, we expect to be subject to pricing pressures that will negatively impact our net sales and net earnings. In addition, our competitors may reduce the price of their products which may force us to further reduce the price of our encapsulants to retain sales.

Trade complaints and lawsuits may diminish the growth of the solar industry, which could negatively affect our business.

        During the fourth quarter of 2012, the U.S. Department of Commerce issued its final determination with respect to countervailing duties and anti-dumping duties to be imposed against the import of solar cells from China. The duties, totaling approximately 24% to 36%, will be imposed against Chinese solar panel manufacturers for selling panels below cost. The International Trade Commission ("ITC") has also concluded that Chinese solar module manufacturers have improperly benefitted from various unfair trade practices and issued its final determination in November 2012. In response, the China Ministry of Commerce has commenced inquiries into whether U.S. suppliers have been selling polysilicon into China below cost and whether renewable energy projects in five U.S. states were illegally subsidized in violation of the World Trade Organization rules. In addition, European solar companies have filed complaints with the European Commission also alleging that Chinese module manufacturers were improperly subsidized and have sold their products in the European Union at prices below their cost. Finally, in October 2012, a bankrupt U.S. module manufacturer filed a lawsuit against the three leading Chinese solar module manufacturers alleging unfair trade practices and anti-competitive activities seeking $1.5 billion in damages.

        These cases could have a significant impact on the global solar manufacturing industry and, if unresolved in the near future, could negatively affect the stability of the solar manufacturing supply chain. As a consequence, our business may be materially and adversely affected and our ability to engage in certain ongoing and intended business activities may be limited, including without limitation, the expansion of our current business operations in China.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

        Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. This may be particularly difficult in light of our financial performance during 2012 and 2011, and the loss of First Solar as a customer during the first quarter of 2013. There is substantial competition for qualified technical personnel for our business, and we may be unable to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

If demand for solar energy in general and solar modules in particular does not continue to develop or takes longer to develop than we anticipate, sales in our business may continue to stagnate or decline, which would negatively affect our financial condition and results of operations.

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

  •
  changes in global economic conditions including increases in interest rates and the availability of financing and investment capital that is required to fund solar projects. Any volatility or disruption in the economic environment or the credit markets similar to what was experienced during 2009 or what has recently been experienced in Europe may slow the growth of the solar industry, may cause our customers to experience a reduction in demand for their products and related financial difficulties and may adversely impact our business;

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

  •
  saturation in markets such as Germany and Italy, which may have been the primary drivers of demand for solar modules; and

  •
  rate of adoption of solar energy in emerging solar markets such as the United States, China, India, the Middle East and Africa.

        For example, we experienced a decline in our business during 2012 and 2011 partially due to overcapacity in the solar supply chain that created excess module inventory due to weaker than expected demand driven by the European financial crisis, global economic uncertainty, falling module prices that did not stabilize and further potential solar subsidy cuts. In 2009, we also experienced a decline in our business mainly due to decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in 2008, the global recession and the worldwide credit crisis.

        If demand for solar energy and solar modules fails to develop sufficiently, demand for our customers' products as well as demand for our encapsulants will decrease, and we may not be able to grow our business or net sales and our financial condition and results of operations will be negatively impacted.

We currently have no availability to borrow under our revolving senior credit facility unless we collateralize any borrowings.

        On September 28, 2012, we amended our revolving senior facility (the "Credit Agreement") to reduce the amount available from $150.0 million to $25.0 million and to avoid a financial covenant breach. We currently cannot borrow under the amended revolving senior credit facility unless we maintain cash collateral deposited by us or one of our subsidiaries, in a bank account controlled by the administrative agent in an amount equal to any outstanding borrowings. In addition, we are not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the Cash Collateral Period (as defined below).

        The Cash Collateral Period is the period commencing on September 28, 2012 and ending on the first date after September 28, 2013 on which (i) we and our subsidiaries have had at least a 5% increase in revenues (determined on a quarter-over-quarter basis) for two consecutive fiscal quarters, (ii) we are in compliance with the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated EBITDA financial covenants, each as defined in and contained in the Credit Agreement, as amended, for the then most recently-ended four fiscal quarter period and (iii) no default exists. Subsequent to the Cash Collateral Period, we will not have to post cash collateral to borrow under the Credit Agreement.

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

        Our inability to borrow under the Credit Agreement without having to post cash collateral may impose significant operating and financial restrictions on us and may limit our ability to pursue our business strategies or undertake actions that may be in our best interest. Also, we may not have the ability to comply with financial covenants in the post-collateral period.

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

        In recent years, the credit markets have experienced unprecedented levels of volatility and disruption. In many cases, the markets still have limited credit capacity for certain issuers, and lenders have requested more restrictive terms. The market for new debt financing is extremely limited and in some cases not available at all. If credit markets become disrupted or volatile, we may not be able to draw upon our amended revolving credit facility once we are in compliance with applicable covenants or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund planned expansion. As such, we may not be able to obtain debt or other financing on reasonable terms, or at all. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels.

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

        The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of the target markets for our customers' businesses, including Germany, Italy, Spain, the United States, China, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. In many cases, the costs of these government subsidy programs are passed on to electricity consumers in the applicable regions. These government economic incentives could be reduced or eliminated earlier than anticipated. For example, in Germany, which is currently the largest solar PV end-user market, the government enacted legislation that reduced feed-in tariffs beginning June 30, 2010. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. In 2012, the German government enacted additional legislation that reduced feed-in tariffs by between 20% and 30% depending on the size of the solar energy system. In addition, numerous other countries have recently reduced solar incentives. A change in government incentives similar to these may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives. If solar module demand in Germany continues to grow at a rate that the German government believes is excessive or the cost to consumers of electricity becomes too large, it may consider capping the amount of PV installations that may qualify for the feed-in tariff incentives. Also, in September 2008, the Spanish parliament adopted new legislation that decreased the feed-in tariff for solar energy by approximately 27% and capped its subsidized PV installations at 500 MW for 2009. This event drove an over-supply of solar module inventory in the supply chain during the first half of 2009 and was one of the main drivers behind our sales volume decline in 2009 compared to 2008.

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

        We are dependent upon certain raw materials, particularly resin and paper, for the manufacture of our encapsulants. During 2010 and the first half of 2011, we experienced significant raw material inflation, primarily of EVA resin which comprises approximately 45% to 50% of our cost of sales. We do not believe that EVA resin can be hedged with derivatives in the commodity markets. The prices for resin and paper have been volatile over the past few years and although EVA resin prices declined during 2012, if raw material prices increase, our gross margins and results of operations may be materially and adversely affected.

Deterioration of our customers' financial profile may cause additional credit risk on our accounts receivable.

        A significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five customers represented 76% and 80% of our accounts receivable balance as of December 31, 2012 and December 31, 2011, respectively. During 2012 and 2011, many solar module manufacturers became insolvent and the number of days outstanding on accounts receivable have increased significantly industry-wide. Moreover, many solar manufacturing companies continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us, which could affect our business, financial condition and results of operations.

Our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process could prevent us from timely delivery of encapsulants to our customers in the required quantities, which could result in order cancellations and decreased revenues.

        We purchase resin and paper liner, the two main components used in our manufacturing process, from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these suppliers or our other suppliers, or if the suppliers' facilities are affected by events beyond our control, we may be unable to manufacture our encapsulants or our encapsulants may be available only for customers in lesser quantities, at a higher cost or after a long delay. We may be unable to pass along any price increases relating to materials costs to our customers, in which case our gross margins could be adversely affected. In addition, we do not maintain long-term supply contracts with our suppliers. Our inventory of raw materials for our encapsulants, including back-up supplies of resin, may not be sufficient in the event of a supply disruption. In 2005, we encountered a supply disruption when one of our resin suppliers had its facilities damaged by a hurricane, and another supplier simultaneously experienced a reactor fire. This forced us to use our back-up supplies of resin. The failure of a supplier to provide materials and components, or a supplier's failure to provide materials that meet our quality, quantity and cost requirements in a timely manner, could impair our ability to manufacture our products to specifications, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. If we are forced to change suppliers, our customers may require us to undertake testing to ensure that our encapsulants meet their specifications.

Problems with product quality or product performance, including defects, could result in a decrease in customers and net sales, unexpected expenses and loss of market share.

        We do not typically offer performance warranties on our encapsulants. However, our encapsulants are complex and must meet stringent quality requirements. Products as complex as our encapsulants may contain undetected defects, especially when first introduced. For example, our encapsulants may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios that may arise in our customers' manufacturing process. These defects could cause us to incur significant costs, including costs to service or replace products, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relationships and business reputation. If we deliver products with defects or if there is a perception that our products contain errors or defects, our credibility and the market acceptance and sales of our encapsulants could materially decline. In addition, we could be subject to product liability claims and could experience increased costs and expenses related to significant product liability claims or other legal judgments against us, or a widespread product recall by us or a solar module manufacturer. For example, as of December 31, 2012, we have recorded an accrual of $4.0 million relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We may increase our accruals in future periods or incur charges in excess of that amount, which would result in increased expenses in future periods that may adversely affect our results of operations.

        The manufacturing process for our encapsulants is highly complex. Minor deviations in the manufacturing process can cause substantial decreases in yield and, in some cases, cause production to be suspended. We have from time to time experienced lower than anticipated manufacturing yields. This typically occurs during the production of new encapsulants or the installation and start-up of new process technologies or equipment. For example, during the third quarter of 2010, we experienced production inefficiencies and scrap associated with ramping newly installed production capacity at our Malaysia facility that negatively impacted our financial results. As we expand our production capacity or we introduce new products, we may experience lower yields initially as is typical with any new equipment, process or product introduction. If we do not achieve planned yields, our costs of sales could increase, and product availability would decrease resulting in lower net sales than expected.

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

        Protection of proprietary processes, methods, documentation and other technology is critical to our business. Failure to protect, monitor and control the use of our intellectual property rights could cause us to lose our ability to compete and incur significant expenses. We typically rely on trade secrets, trademarks and contractual restrictions to protect our intellectual property rights. However, the measures we take to protect our trade secrets and other intellectual property rights may be insufficient. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us.

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

        We operate in several countries worldwide. Of our total net sales, 82.1%, 73.6% and 61.5% were generated from outside the United States in the years ended December 31, 2012, 2011 and 2010, respectively, and we expect that our international operations will continue to grow given the current solar market and our strategy to increase our market share in the Asia-Pacific region. As such, our international operations are subject to a number of risks that could have a material adverse effect on our business, financial condition, results of operations or cash flow, including:

  •
  a module manufacturers unwillingness to purchase from foreign-owned companies;

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

        We may be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months, such as Germany. There are various reasons for seasonality fluctuations, mostly related to economic incentives and weather patterns. Prior to 2010, the construction of solar energy systems in Germany was concentrated in the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. A change in government incentives similar to those may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives. As such, we may see atypical sales during one reporting period as compared to another. In the United States, solar module customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. Accordingly, our business and results of operations could be affected by seasonal fluctuations in the future.

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

        We are a holding company with no significant business operations of our own. Our operations are conducted through our subsidiaries. Dividends from, and cash generated by our subsidiaries are our principal sources of cash to repay any indebtedness, fund operations and pay any dividends. Accordingly, our ability to repay any indebtedness, fund operations and pay any dividends to our stockholders is dependent on the earnings and the distributions of funds from our subsidiaries. In addition, our subsidiaries are permitted under our Credit Agreement to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us.

Compliance with environmental and health and safety regulations can be expensive, and noncompliance with these regulations may result in adverse publicity, potentially significant liabilities, monetary damages and fines.

        We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development and manufacturing activities. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. We have performed environmental investigations and remediation activities at our 10 Water Street, Enfield, Connecticut and 18 Craftsman Road, East Windsor, Connecticut locations. During our investigations, each site was found to contain the presence of various containments. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. See Item 1—Business—Environmental Regulation.

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

  •
  our inability to generate sufficient net sales to offset the costs and expenses of acquisitions, strategic investments, joint ventures or other strategic alliances;

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

        We are subject to income taxes in the Unites States and the foreign jurisdictions in which we operate. Our tax liabilities are affected by the amounts we charge for intercompany transactions. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision in accordance with ASC 740, Income Taxes. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net earnings, and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, loss of our Malaysian tax holiday, changes in the mix of earnings, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. In addition, recently announced proposals for new U.S. tax legislation could have a material effect on the results of our operations, if enacted.

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

        Beginning with the filing of our Quarterly Report on Form 10-Q for the period June 30, 2012, we have been required to comply with the SEC requirement to file our financial statements with the

Phase II tagging of extensible business reporting language, or XBRL, which is a computer language for electronic communication of business and financial data. We may not be successful in implementing these requirements and implementing them could adversely affect our business or operating results. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be negatively affected.

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

        Our directors and executive officers and entities affiliated with them owned approximately 35% of the outstanding shares of our common stock at December 31, 2012. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder," and we will be able to enter into such transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

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

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. As of February 28, 2013, we had 41,688,320 shares of our common stock outstanding, some of which are subject to vesting. Our directors, executive officers and affiliates hold 14,126,248 of these shares. Subject to vesting requirements, these shares are eligible for sale in the public market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our principal executive offices are located at 1699 King Street, Enfield, Connecticut 06082. As of December 31, 2012, our business had three production facilities.

        The following table summarizes information regarding our significant owned and leased facilities as of December 31, 2012:

Location	Square Feet	Owned/Leased
East Windsor, Connecticut	275,000	Owned
Johor, Malaysia	142,270	Owned
Asturias, Spain	105,000	Owned
10 Water Street, Enfield, Connecticut	69,500	Owned
1699 King Street, Enfield, Connecticut	12,500	Leased

        From time to time, we evaluate our production requirements and may close or consolidate existing facilities or open new facilities.

        In conjunction with the divestiture of the QA business, the Company was leasing real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL through December 31, 2012. Prior to the closing of the divestiture, the property served as the QA headquarters and a testing facility. This property is currently listed for sale. We ceased manufacturing operations at our East Windsor, Connecticut facility by March 1, 2013 and we are currently assessing whether to sub-lease a portion of this facility or enter into a sale-leaseback transaction with respect to this facility. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

        On October 17, 2012, Alpha Marathon filed its Statement of Defence denying the Company's allegations regarding the misappropriation of its trade secrets. On October 19, 2012, Alpha Marathon filed an Amended Statement of Defence adding that the Company's trade secrets are in the public domain. On January 15, 2013, the Company and Alpha Marathon entered into a settlement agreement pursuant to which the parties exchanged full general releases.

EVASA

        In 2010, Specialized Technologies Resources España S.A. ("STRE") learned that a competitor, Encapsulantes De Valor Anandida, S.A. ("EVASA"), was making encapsulant products that were substantially similar to the Company's products. Upon investigation it was learned that Juan Diego Lavandera ("Lavandera"), a former employee of STRE, was employed by EVASA. It is believed that Lavandera, a former Production Supervisor with STRE, breached his contractual duties by disclosing the Company's trade secrets to EVASA. On December 15, 2011, the Company along with STRE filed a confidential preliminary injunction petition with the Commercial Court No. 1 in A Coruña, Galicia, Spain (the "Court") requesting an investigation of EVASA by the Court, including a search of EVASA's premises. The investigation was to assess the facts related to the Company's claims against Lavandera and EVASA for (i) trade secret infringement, (ii) the breach by Lavandera of his contractual obligations to STRE; and (iii) taking unfair advantage of STRE's "effort".

        On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using the Company's manufacturing process and product formulations. On October 10, 2012, the Company along with STRE filed a preliminary injunction petition (the "PI Petition") requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR's trade secrets. In connection with the PI Petition, the Company along with STRE offered to post a bond in the amount of EUR 50K (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if the Company's claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and to date the Court has not ruled on the PI Petition. In the event the PI Petition is dismissed, the Company may be responsible for EVASA's legal fees (to be determined). The Company filed a claim on the merits with the Court on November 16, 2012 and the defendants filed an answer denying the allegations.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the NYSE on November 6, 2009 under the symbol "STRI". Prior to this, there was no public market for our common stock. At February 28, 2013, there were approximately 2,454 holders of record of our common stock.

        The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for the periods indicated.

	Common Stock Price Range
	High	Low
Fiscal 2012
1st Quarter	$11.49	$4.29
2nd Quarter	5.12	3.01
3rd Quarter	4.73	2.91
4th Quarter	3.10	1.93

	Common Stock Price Range
	High	Low
Fiscal 2011
1st Quarter	$20.39	$15.35
2nd Quarter	18.39	13.53
3rd Quarter	15.03	7.94
4th Quarter	9.82	7.16

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

Issuer Purchases of Equity Securities

        Our Board of Directors has not established a share repurchase program for our common stock. In connection with our former first and second lien credit agreements, we were allowed to repurchase our equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2.0 million in any fiscal year. At December 31, 2012, there were 3,722 shares held in treasury that were purchased at a cost of less than $0.1 million.

Sales of Unregistered Securities

        We did not sell unregistered securities during 2012.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 and the statement of operations and other data for each of the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our Consolidated Financial Statements. All amounts are stated in thousands except per share/unit amounts unless otherwise noted.

        The basic and diluted net earnings per share from continuing operations and weighted-average shares outstanding data in the selected historical consolidated financial data table presented below give effect to our (i) sale of our former QA business and (ii) our initial public offering on November 6, 2009.

        On September 1, 2011, we closed on the sale of our QA business to UL in exchange for $275.0 million in cash, plus assumed cash. Prior to the sale, QA was one of our reportable segments. The QA segment's historical results of operations are now presented as a discontinued operation with its assets and liabilities treated as held for sale for all earlier periods presented.

        The results indicated below and elsewhere in this Annual Report are not necessarily indicative of our future performance. You should read this information together with Item 7—Management's

Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statement of Operations:
Net sales	$95,345	$232,431	$259,200	$149,521	$182,311

Operating (loss) income	$(283,485)	$(24,597)	$82,194	$36,819	$62,384

Net (loss) earnings from continuing operations	$(211,575)	$(39,428)	$54,749	$24,278	$38,292
Earnings (loss) from discontinued operations	4,228	38,124	(5,438)	(1,289)	(10,187)

Net (loss) earnings	$(207,347)	$(1,304)	$49,311	$22,989	$28,105

Net (loss) earnings per share
Basic from continuing operations	$(5.12)	$(0.96)	$1.36	$0.66	$1.06

Basic from discontinued operations	0.10	0.93	(0.14)	(0.03)	(0.28)

Basic	$(5.02)	$(0.03)	$1.22	$0.63	$0.78

Diluted from continuing operations	$(5.12)	$(0.96)	$1.30	$0.65	$1.02

Diluted from discontinued operations	0.10	0.93	(0.13)	(0.04)	(0.27)

Diluted	$(5.02)	$(0.03)	$1.17	$0.61	$0.75

Goodwill impairment	$82,524	$63,948	$—	$—	$—
Intangible asset impairment	$135,480	$—	$—	$—	$—
Asset impairment	$37,431	$1,861	$—	$—	$—
Capital expenditures	$10,677	$21,537	$16,061	$7,848	$26,639
Cash	$81,985	$58,794	$98,333	$60,852	$19,571
Total assets	$147,164	$402,091	$702,846	$640,620	$620,922
Total debt	$—	$—	$238,525	$240,375	$257,225
Contingently redeemable units	$—	$—	$—	$—	$2,930
Total stockholders'/ unitholders' equity	$127,439	$330,505	$328,040	$271,270	$211,967

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of our operations should be read together with Item 6—Selected Financial Data and our Consolidated Financial Statements and the related Notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A—Risk Factors in this Annual Report on Form 10-K.

Overview

        We were founded in 1944 as a plastic and industrial materials research and development company and evolved into two core businesses: solar encapsulant manufacturing and quality assurance services. We launched our former Quality Assurance business ("QA") in 1973 and we commenced sales of our solar encapsulant products in the late 1970s.

        We are a global provider of encapsulant to the solar module industry. Encapsulant is a critical component used in solar modules. Our PhotoCap® products consist primarily of ethylene-vinyl acetate, or EVA, which is modified with additives and put through our proprietary manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. Our encapsulants can be used in both crystalline silicon and thin-film solar modules.

        Prior to its divestiture in September 2011, QA provided product development, inspection, testing and audit services that enabled retailers and manufacturers to determine whether products met applicable safety, regulatory, quality, performance and social standards.

Strategic Divestiture of QA

        On September 1, 2011, we completed the sale of QA to Underwriters Laboratories, Inc. ("UL"). This strategic divestiture was executed to allow us to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt. The following transactions occurred as a result of the divestiture:

  •
  We received $275.0 million, plus assumed cash in proceeds. The sale generated an after-tax gain of approximately $14.0 million that included an initially estimated tax liability of $105.9 million. This gain was recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and the proceeds received were recorded in discontinued operations in the Consolidated Statements of Cash Flows in 2011. During the third quarter of 2012, the taxable gain associated with the sale of the QA business was finalized in conjunction with filing our 2011 income tax returns. As part of this process, we recorded an income tax benefit to discontinued operations of $4.2 million. Refer to Note 3 to the Consolidated Financial Statements located in Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

  •
  In order to sell the assets of the QA business free and clear of liens provided pursuant to our first lien credit agreement and second lien credit agreement (together, the "2007 Credit Agreements"), we terminated the 2007 Credit Agreements on September 1, 2011 by using approximately $237.7 million of the sale proceeds to repay all amounts outstanding thereunder to Credit Suisse AG as administrative and collateral agent. The cash payment was recorded in discontinued operations in 2011 in the Consolidated Statements of Cash Flows. The interest expense associated with the 2007 Credit Agreements is recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for 2011 and 2010.

  •
  Upon termination of the 2007 Credit Agreements, we wrote-off unamortized deferred financing costs of $3.6 million. The write-off was recorded to continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

  •
  In conjunction with the sale, we entered into an agreement to lease our real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The initial term of the lease was for one year. Since this property was expected to generate rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

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

  •
  Dennis L. Jilot, our Chairman, Robert S. Yorgensen, our President and Chief Executive Officer, and Barry A. Morris, our Executive Vice President and Chief Operating Officer, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $11.5 million, for approximately 6.4% of the voting equity interests in STR Holdings LLC;

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

        On November 12, 2009, we closed our IPO of 12,300,000 shares of common stock at an offering price of $10.00 per share, of which 3,300,000 shares were sold by us and 9,000,000 shares were sold by selling stockholders, resulting in net proceeds to us of approximately $25.0 million after deducting underwriting discounts, commissions and other offering costs of approximately $7.8 million. Effective with the conversion of NewCo into STR Holdings, Inc., our outstanding units were converted into shares of common stock and restricted common stock. In connection with our IPO, we repaid $15.0 million of borrowings under our first lien credit facility, and also paid $2.6 million to terminate an advisory services and monitoring agreement we entered into in connection with the DLJ Transactions.

        The discussion contained herein relates to continuing operations unless otherwise noted.

Current Business Environment, Components of Net Sales and Expenses and Anticipated Trends

Net Sales

        Our net sales are derived from the sale of encapsulants to both crystalline silicon and thin-film solar module manufacturers. We expect that our results of operations for the foreseeable future will depend primarily on the sale of encapsulants to a relatively small number of customers. We believe the concentration will increase as we expect a consolidation of module manufacturers driven by overcapacity that currently exists. Our customers are solar module manufacturers located in North America, Europe and Asia. Our largest crystalline silicon and thin-film customers for the past three years included some of the world's largest solar module manufacturers. First Solar accounted for 41%, 23% and 17% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Suntech Power Holdings Co. Ltd. accounted for 10% and 11% of our net sales for the years ended December 31, 2011 and 2010, respectively. Our top five customers accounted for approximately 61%, 53% and 43% of our net sales in 2012, 2011 and 2010, respectively. We were recently informed that our largest customer, First Solar, will commence sourcing encapsulant from an alternate supplier in the first quarter of 2013. First Solar accounted for $39.2 million, or 41%, of our 2012 net sales and we expect approximately $2.5 to $3.5 million of net sales to them in 2013.

        Net sales to our customers are typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters but do not obligate the customer to purchase any minimum amounts. We have frequently entered into, renewed or are in negotiations to enter into, contracts that are typically one year in duration. The contracts include general terms and conditions including pricing, payment terms, delivery and quality parameters as well as anticipated volume requirements. However, the majority of these contracts require the issuance of purchase orders for sales to be legally binding.

        Our net sales are significantly driven by end-user demand for solar modules. As more solar modules are sold, there is greater demand from module manufacturers for encapsulants. The solar power industry is impacted by a variety of factors, including government subsidies and incentives, availability of financing, worldwide economic conditions, environmental concerns, energy costs, the availability of polysilicon and other factors. A key demand driver for solar module growth in the future will be the ability of solar module manufacturers to reduce their cost structure. During 2011, capacity expansion in the solar module supply chain increased. Increased competition, particularly from China, and continued vertical integration of many manufacturers in the solar supply chain contributed to the increase in capacity. These events caused many module manufacturers to significantly reduce the average selling price of their modules as the extra capacity drove a severe inventory build. From an industry standpoint, the reduction in module selling prices has improved rates of return on solar investments for the end-user and is a long-term industry trend that we believe will help to bring solar energy closer to grid-parity and will drive increased demand for encapsulants.

        Demand for our encapsulants also depends in large part on government incentives aimed to promote greater use of solar energy. The type of government incentives vary from country to country and can change rapidly. For example, in Germany, which is currently the largest solar PV end-user market, the government enacted legislation that reduced feed-in tariffs beginning June 30, 2010. In early 2011, the German government enacted further legislation to accelerate the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. If solar module demand in Germany continues to grow at a rate that the German government believes is excessive, the amount of PV installations that may qualify for feed-in tariff incentives could be capped, which would negatively impact our net sales as overall solar module growth in the world's largest PV market would be limited. Also, many European governments are currently experiencing fiscal issues. As such, a risk exists that some of these governments will have to reduce and/or eliminate current subsidies provided for PV installations in conjunction with overall tighter fiscal policies.

        Even though we may see reduced solar module demand in the European Union in the next few years, we expect an increase in demand for solar energy in the United States as a result of continued cost reductions in the solar industry. Also, many states, including California, have enacted renewable portfolio standards that require utilities to increase their production of energy from renewable sources including solar PV. China, India, Taiwan, Japan and other countries have also announced plans to increase their use of renewable energy, including solar.

        Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their history in the field, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that among other benefits provide a high value proposition to our customers in a period of tight capacity. During 2012, the excess capacity that existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, low-cost competition from China and increased entrants in the encapsulant market have intensified competition. Based on these factors, we experienced an average selling price ("ASP") decline of approximately 24% from the prior year.

        During the past few years, our net sales have decreased significantly and we expect this trend to continue into 2013. In addition to the ASP pressure discussed above, our unit volumes have declined due to lost market share. Our market share loss was the result of some of our customers losing market share to certain Chinese module manufacturers who are currently not our customers and continuing intensified competition in the encapsulant market, including pressure on pricing and terms and competitive technologies entering the marketplace. Recently, competitors have introduced new encapsulant products to the market based upon POE. We believe that one of our former crystalline silicon customers is now using POE encapsulant for its modules. Although we have been pursuing the development of POE products, such products are not yet commercially available and it is uncertain as to when or if we will sell such products. In the event that solar module manufacturers switch to POE encapsulant products from EVA encapsulants and we do not offer a competitive POE product, such switch could adversely affect our business, financial condition and results of operations. We expect our market share to decline further in 2013 due to the decrease in net sales expected due to the loss of First Solar as a customer as described above.

        In order to increase our market share and sales volume in the future, we are actively introducing our next generation encapsulant formulation, which is currently being evaluated by approximately

30 module manufacturers, including 15 in China. We believe our next generation encapsulant formulations possess enhanced PID properties and have been specifically engineered for the manufacturing processes typically used in China. We have passed many internal customer qualification tests including the successful completion of damp heat testing with several prospective Chinese customers. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. To date in 2013, we have received initial commercial orders from three new customers. We expect to receive further positive test results from other prospective customers in the first half of 2013 and to ramp our sales of this new product.

        We also continue to develop our infrastructure in China with the intent of better penetrating module manufacturers located there. We have recently formed a wholly foreign-owned enterprise in China, received a business license, purchased land near Shanghai and have expanded our local sales and technical service teams in the Asia-Pacific region. We also established a technical service laboratory in China to improve our customer service and provide support in launching new products.

        The future growth and success in our business depends on the ability of our customers to grow their businesses and our ability to meet any such growth and to grow by adding new customers. If our customers do not increase production of solar modules, there will be no corresponding increase in encapsulant orders. It is possible that our customers may reduce their purchases from us. If our customers do not grow their businesses or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our net sales. In addition, we have been actively attempting to sell our encapsulants to certain large Chinese module manufacturers. However, we did not generate any sales to these companies during 2012, as we continue to work with these module manufacturers to meet their production requirements. Although we intend to obtain market share with these companies, failure to do so could negatively affect our financial condition and results of operations.

Cost of Sales

        We manufacture all of the products that we sell. Cost of sales consists of our costs associated with raw materials, direct labor, manufacturing overhead, salaries, other personnel-related expenses, write-offs of excess or obsolete inventory, quality control, freight, insurance, disposition of defective product, depreciation of fixed assets and amortization of intangibles as a result of the DLJ Transactions. Approximately 69% of our cost of sales is variable in nature; 11% is step-variable and relates to direct labor cost and is fixed in the short-term and the remaining 20% is fixed. Resin constitutes the majority of our raw materials costs at approximately 45% to 50% of our cost of sales, and paper liner is the second largest cost. The price and availability of resin and paper liner are subject to market conditions affecting supply and demand, have been volatile and we believe resin cannot be hedged in the commodity markets.

        Overall, we expect our cost of sales, as a percentage of net sales, to decrease over the long-term. We expect to improve our cost structure to more than offset anticipated further reductions of average selling price of our encapsulants in response to lower overall module pricing driven by increased competition faced by our customers and ourselves. We believe we can improve our cost structure from current levels by: (i) decreased raw material costs due to active negotiations with our suppliers, favorable resin market dynamics and the removal of paper liner from our manufacturing process, (ii) more efficient absorption of fixed costs driven by economies of scale when expected sales growth resumes in 2014, (iii) improved raw material utilization and scrap rates and (iv) continued other cost-reduction efforts.

Gross Profit

        Gross profit is affected by numerous factors, including our average selling prices, fluctuations in foreign exchange rates, seasonality, our manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for new production facilities and the expansion of existing facilities to reach full production capacity. In 2012, accelerated depreciation increased by $2.3 million due to the shortened useful lives of certain production equipment based on expected lower capacity utilization level. We also incurred $1.0 million of increased severance costs associated with our recent cost-reduction efforts.

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

        We expect our selling, general and administrative expenses to decrease in absolute terms as a result of decreased headcount resulting from recent cost-reduction actions to match expenditures with anticipated lower net sales.

Research and Development Expense

        We have a long history of innovation dating back to our establishment in 1944 as a plastic and polymer research and development firm. As our operations have expanded from solely providing research and development services into the manufacturing of solar encapsulants, we have created a separate research and development function that tracks employees and costs that are fully dedicated to research and development activities. Our research and development expense consists primarily of salaries and fringe benefit costs and the cost of materials and outside services used in our pre-commercialization process and product development efforts. We also record depreciation expense for equipment that is used specifically for research and development activities.

        We incurred $4.4 million, $2.6 million and $1.8 million of research and development expense in 2012, 2011 and 2010, respectively. Our research and development expense has increased over the past three years due to the opening of our 20,000 square foot state-of-the-art laboratory in 2012 and the addition of scientific equipment and scientific and engineering talent.

Provision for Bad Debt Expense

        We reserve for estimated losses that may result from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and reserve for uncollectible accounts after reasonable collection efforts have been made and collection is deemed doubtful.

Interest (Expense) Income, Net

        Interest (expense) income, net is comprised of interest income earned on our cash and cash equivalents and our annual commitment fee incurred on our Credit Agreement.

Amortization of Deferred Financing Costs

        We capitalize debt issuance costs and amortize the costs to expense over the term of the related debt facility. In conjunction with the sale of QA, our 2007 Credit Agreements were paid in full. As such, the related unamortized deferred financing costs of $3.6 million were expensed immediately for the year ended December 31, 2011. In connection with entering into our new Credit Agreement in 2011, we incurred $1.3 million of issuance costs. As disclosed in Note 13, we amended our Credit Agreement in 2012 and incurred less than $0.1 million of issuance costs. In addition, we wrote-off $0.8 million of the remaining prior capitalized issuance costs based on the proportion of our new borrowing capacity compared to our prior availability. Amortization of deferred financing costs was $1.1 million, $4.6 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Income

        Other income consists of the $7.2 million payment received from the settlement of the JPS lawsuit. Refer to Item 3—Legal Proceedings.

Foreign Currency Transaction Gain/(Loss)

        Foreign currency transaction gain/(loss) is primarily the result of changes in the Euro, Hong Kong dollar and Malaysian ringgit exchange rates. The majority of our foreign exchange exposure is due to a Euro denominated liability in the U.S., the settlement of intercompany transactions, U.S. cash balances held in foreign locations and non-resin costs incurred by our Malaysia subsidiary whose functional currency is the U.S. dollar which is the currency that it uses to invoice customers and procure resin.

Income Taxes

        Income tax (benefit) expense is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions. We expect our effective tax rate to trend lower over time as we benefit from our tax holiday in Malaysia and increased investment in research and development that qualifies for tax deductions in certain jurisdictions.

Critical Accounting Policies

        Our discussion and analysis of our consolidated financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, accounts receivable, bad debts, valuation of inventory, long-lived intangible and tangible assets, goodwill, product performance matters, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

        Our business recognizes revenue from the manufacture and sale of its encapsulants, which is the only contractual deliverable, either at the time of shipping or at the time the product is received at the customer's port or dock, depending upon terms of the sale.

        We do not offer contractual performance warranties or general rights of return on our product. Our contractual relationships may include these types of terms in the future as the solar industry continues to evolve. In 2011, we reduced our net sales by approximately $2.0 million for an agreement with a customer for the return of product in conjunction with the settlement of overdue accounts receivable balances.

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

        Our finished goods inventories are made-to-order and have a shelf life of six to nine months from the date of manufacture. Cost is determined on a first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation and intangible asset amortization.

        We write inventory down to net realizable value when it is probable that our inventory carrying cost is not fully recoverable through sale or other disposition. Our write down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the finished goods inventories.

        In 2011, we had an agreement with a customer for the return of product in conjunction with the settlement of overdue accounts receivable balances. Since we were not able to resell the returned product, we wrote-off the inventory carrying value of approximately $1.0 million. We also incurred a $1.0 million write-off associated with finished goods that were manufactured to customer order but later cancelled by the customer prior to shipment.

        In 2012, we incurred a write-down of approximately $0.5 million associated with excess paper raw material inventory due to changes in customer specifications and being in the process of removing paper from our manufacturing process.

Long-Lived Assets and Goodwill

        Our long-lived assets have consisted of goodwill, other intangible assets and property, plant and equipment.

Property, Plant and Equipment

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

        Due to continued and expected low production utilization levels, we recorded $2.8 million of accelerated depreciation associated with shortened useful lives of certain machinery and equipment during the fourth quarter of 2012. In addition, we recorded a $37.4 million impairment to our property, plant and equipment. See Impairment Testing below.

        In connection with the sale of the QA business, we leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The original term of the lease was for one year. Since this property was expected to generate rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

        In 2011, we closed our Florida manufacturing facility and recorded $0.5 million of accelerated depreciation associated with shortened useful lives of machinery and equipment.

Intangible Assets

        We account for business acquisitions using the purchase method of accounting and record definite-lived intangible assets separately from goodwill. Intangible assets are recorded at their estimated fair value based at the date of acquisition.

        Our intangible assets were recorded as a result of the DLJ Transactions and included our customer relationships, trademarks and proprietary technology. Our customer relationships consisted of the value associated with existing contractual arrangements as well as expected value to be derived from future contract renewals with our customers. We determined their value using the income approach. Their useful life was determined by consideration of a number of factors, including our previously longstanding customer base and historical attrition rates. Our trademarks represented the value of our STR® and Photocap® trademarks. We determined their value using the "relief-from-royalty" method. The useful life of trademarks was determined by consideration of a number of factors, including elapsed time and anticipated future cash flows. Our proprietary technology represented the value of our manufacturing processes. We determined its value using the "relief-from-royalty" method. The useful life of proprietary technology was determined by consideration of a number of factors, including elapsed time, prior innovations and potential future technological changes.

        Determining the fair value and useful lives of our intangible assets requires management's judgment and involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, asset lives and market royalty rates, among other items. While we believe our estimates are reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could affect our evaluations.

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

        Due to continued depressed solar market conditions and in conjunction with our goodwill impairment assessment, we tested our intangible assets for impairment as of December 31, 2011. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded each of our intangible assets' carrying value as of December 31, 2011. However due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook which includes the loss of the our largest customer, we tested our long-lived assets again for impairment as of December 31, 2012 which resulted in a non-cash $135.5 million impairment to write-off our intangible assets. See Impairment Testing below.

Goodwill

        Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the DLJ Transaction. Goodwill was $0 at December 31, 2012 and $82.5 million at December 31, 2011. Goodwill was not deductible for tax purposes.

        In assessing if there was an impairment of goodwill, we first determined the fair value of our one reporting unit. Since the fair value of our reporting unit was less than our carrying value, we allocated the current fair value of the reporting unit to the assets and liabilities of the reporting unit to estimate the reporting unit's implied goodwill. Since the implied goodwill was less than the carrying value of such goodwill, we recorded an impairment charge for the amount of such difference. We recorded non-cash goodwill impairment charges of $82.5 million and $63.9 million in 2012 and 2011, respectively. See Impairment Testing below.

Impairment Testing

        In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, we assessed the impairment of our long-lived assets including our definite-lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that are generated under our trademarks; loss of a significant customer or a reduction in demand for customers' products; a significant adverse change in the extent to or manner in which we use our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

        Due to our net book value exceeding the market capitalization of our common stock in the fourth quarter of 2011, weakening solar market conditions that were greater than we anticipated and the price reductions granted to customers for anticipated 2012 volume, we determined that a trigger event occurred to test our reporting unit for impairment as of December 31, 2011. As such, we valued our reporting unit with the assistance of a valuation specialist and determined that our reporting unit's net book value, including goodwill, exceeded our fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that our implied fair value of goodwill was lower than our carrying value and recorded a non-cash goodwill impairment charge of $63.9 million. We estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated our cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Inherent in management's development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted-average cost of capital. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both our specific factors and overall economic conditions.

        During the first quarter of 2012, the market capitalization of our common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, we determined that a triggering event occurred requiring us to test our long-lived assets and our goodwill for impairment as of March 31, 2012. Prior to performing our goodwill impairment test, we first assessed our long-lived assets for impairment as of March 31, 2012. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of our asset group which is our reporting unit ($333.4 million as of March 31, 2012) by $200.5 million. The undiscounted cash flows were derived from the same financial forecast utilized in our goodwill impairment analysis. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. For this impairment analysis, we used undiscounted cash flows reflecting a sales decline of 23% in 2012 and a sales increase of 20% and 22% in 2013 and 2014, respectively. Subsequent to 2014, a normalized 3% annual sales growth rate was used for the remaining useful life. We estimated our EBITDA margin to range from 12% to 16%. After evaluating our long-lived assets for impairment, we proceeded to test our goodwill for impairment. At March 31, 2012, we completed step one of the impairment test by valuing our reporting unit with the assistance of a valuation specialist and determined that our reporting unit's net book value exceeded our fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that the implied fair value of goodwill was lower than our carrying value and recorded a non-cash goodwill impairment charge of $82.5 million. We estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated our cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other-than-temporary decline in our stock price and our net book value exceeding the market capitalization of our common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both our specific factors, industry conditions and overall economic conditions.

        At December 31, 2012, due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook which includes the loss of our largest customer, we determined that a trigger event occurred to test our long-lived assets for recoverability. In conjunction with a valuation specialist, we determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of our asset group which is our reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

        Since the asset group's carrying value was not recoverable, we, in conjunction with a valuation specialist, fair valued the asset group incorporating market participant assumptions. We estimated the fair value of our asset group under the income approach using a discounted cash flow model which incorporated our cash flow projections. In performing the fair value analysis, we used discounted cash flows reflecting a sales decline of 43% in 2013 and a sales increase of 35% and 30% in 2014 and 2015, respectively. Subsequent to 2015, a normalized 3% annual sales growth rate was used for the remaining useful life of our existing long-lived assets. We estimated our EBITDA margin to range from (22)% to 10%. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the assessment, we calculated an impairment charge which was allocated to each of the long-lived-assets on a pro-rata basis using the relative carrying values of those assets as of December 31, 2012. However, we did not reduce the carrying value of such assets below their fair value where such value could be determined without undue cost and effort. Therefore, we recorded a non-cash impairment charge of $135.5 million to our intangible assets and $37.4 million to our property, plant and equipment as of December 31, 2012. We re-evaluated the depreciable lives of such long-lived assets and determined a revision to those lives was not warranted.

        If we experience a significant reduction in future sales volume, further ASP reductions, lower profitability or cease operations at any of our facilities, our property, plant and equipment may be subject to future impairment or accelerated depreciation.

Product Performance Accrual

        We do not provide contractual performance warranties on our products. However, on limited occasions, we incur costs to service our products in connection with specific product performance matters. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. As of December 31, 2012, we have accrued $4.0 million relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006 and have been attempting to resolve this matter.

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

        In assessing the need for a valuation allowance, we consider all positive and negative evidence including: estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of tax loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if we were to determine that we would be able to realize deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made.

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

        We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. We are currently not under applicable tax authority audits in any taxing jurisdictions. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact our financial statements. Accordingly, we have accruals recorded for which it is reasonably possible that the amount of the unrecognized tax benefit could increase or decrease. Based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, changes to our estimates may impact the future results of our operations.

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

        The fair value of the stock options issued was determined using the Black-Scholes option pricing model. In 2012 and 2011, our assumptions about stock-price volatility were based on the historical implied volatilities of our common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to our employees. For years prior to 2011, our assumptions about stock-price volatility were based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to our employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected volatility	75.30%	61.07%	57.90%
Risk-free interest rates	0.60%	1.20%	2.38%
Expected term (in years)	4.4	4.6 to 5.0	4.9 to 5.0
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$1.79	$6.10	$11.06

Deferred Compensation

        We have a deferred compensation arrangement with certain members of management that states upon the earlier of December 31, 2015, our sale of the Company or termination of employment for any reason, the members are entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments are tied to distribution amounts they would have received with respect to their former ownership in our predecessor Company if its assets were sold at fair market value compared to the value of our stock price. The amount of the potential bonus payment is capped at $2.0 million. In accordance with ASC 718-30, the obligation should be remeasured quarterly at fair value. We determined fair value using observable current market information as of the reporting date. The most significant input to determine fair value was determined to be our common stock price as of December 31, 2012 which is a Level 1 input. Based upon the difference of the floor in the agreements and our common stock price at December 31, 2012, $0.8 million of accrued stock-based compensation was reversed, leaving a liability of $1.2 million.

Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales, for the fiscal years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(dollars in thousands)
Statement of Continuing Operations Data:
Net sales	$95,345	$232,431	$259,200
Cost of sales	97,193	160,446	151,824

Gross profit	(1,848)	71,985	107,376
Selling, general and administrative expenses	21,345	27,832	23,271
Research and development expense	4,371	2,562	1,800
Provision for bad debt expense	486	379	111
Goodwill impairment	82,524	63,948	—
Intangible asset impairment	135,480	—	—
Asset impairment	37,431	1,861	—

Operating (loss) income	(283,485)	(24,597)	82,194
Interest (expense) income, net	(196)	237	111
Amortization of deferred financing costs	(1,079)	(4,552)	(1,327)
Other income	7,202	—	—
Foreign currency transaction (loss) gain	(281)	157	440

(Loss) earnings from continuing operations before income tax (benefit) expense	(277,839)	(28,755)	81,418
Income tax (benefit) expense from continuing operations	(66,264)	10,673	26,669

Net (loss) earnings from continuing operations	$(211,575)	$(39,428)	$54,749

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Statement of Continuing Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	101.9%	69.0%	58.6%
Gross profit	(1.9)%	31.0%	41.4%
Selling, general and administrative expenses	22.4%	12.0%	9.0%
Research and development expense	4.6%	1.1%	0.7%
Provision for bad debt expense	0.5%	0.2%	—%
Goodwill impairment	86.6%	27.5%	—%
Intangible asset impairment	142.1%	—%	—%
Asset impairment	39.3%	0.8%	—%
Operating (loss) income	(297.3)%	(10.6)%	31.7%
Interest (expense) income, net	(0.2)%	0.1%	—%
Amortization of deferred financing costs	(1.1)%	(2.0)%	(0.5)%
Other income	7.6%	—%	—%
Foreign currency transaction (loss) gain	(0.3)%	0.1%	0.2%
(Loss) earnings from continuing operations before income tax (benefit) expense	(291.4)%	(12.4)%	31.4%
Income tax (benefit) expense from continuing operations	(69.5)%	4.6%	10.3%
Net (loss) earnings from continuing operations	(221.9)%	(17.0)%	21.1%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2012 and 2011.

Net Sales

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$95,345	100.0%	$232,431	100.0%	$(137,086)	(59.0)%

        The decrease in net sales for the year ended December 31, 2012 compared to the corresponding period in 2011 was mainly due to a 46% decrease in sales volume and an approximate 24% decrease in our ASP. Also, a 8% weaker Euro provided a negative impact in the foreign exchange translation of our European net sales.

        We believe the decline in volume for the year ended December 31, 2012 was the result of market share loss due to some of our customers losing market share to certain Chinese module manufacturers who are currently not our customers and continuing intensified competition in the encapsulant market, including pressure on pricing and terms, and competitive technologies entering the marketplace. Recently, competitors have introduced new encapsulant products to the market based upon POE. We believe that one of our former crystalline silicon customers is now using POE encapsulant for its modules. Although we have been pursuing the development of POE, such products are not yet commercially available and it is uncertain as to when or if we will sell such products. In the event that solar module manufacturers switch to POE encapsulant products from EVA encapsulants and we do not offer a competitive POE product, such switch could adversely affect our business, financial condition and results of operations.

        We expect our sales decline to continue in 2013. We were recently informed that our largest customer, First Solar, will commence sourcing encapsulant from an alternate supplier in the first quarter of 2013. First Solar accounted for $39.2 million, or 41%, of our 2012 net sales and we expect approximately $2.5 to $3.5 million of net sales to First Solar in 2013.

        In order to increase our market share and sales volume in the future, we are actively introducing our next generation encapsulant formulation, which is currently being evaluated by approximately 30 module manufacturers, including 15 in China. We believe our next generation encapsulant formulations possess enhanced PID properties and have been specifically engineered for the manufacturing processes typically used in China. We have passed many internal customer qualification tests including the successful completion of damp heat testing with several prospective Chinese customers. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. To date in 2013, we have received initial commercial orders from three new customers. We expect to receive further test results from other prospective customers in the first half of 2013 and to ramp our sales of this new product.

        We also continue to develop our infrastructure in China with the intent of better penetrating module manufacturers located there. We recently formed a wholly foreign-owned enterprise in China, received a business license, purchased land near Shanghai and have expanded our local sales and technical service teams in the Asia-Pacific region. We are also constructing a technical service laboratory in China to improve our customer service and provide support in launching new products.

        The ASP decline was driven by price reductions granted during contract renewals with certain of our largest customers in 2012 and continued overall pricing pressure experienced by most companies in the solar supply chain. The renewed contracts accounted for 57% of our consolidated net sales for the year ended December 31, 2012, and all included price reductions. Our contracts typically run for one year. The contracts provide general terms and conditions, including pricing. However, the contracts are not a guarantee of business, as formal purchase orders are issued under the contracts at which time customer orders become binding.

        The future growth and success in our business depends on the ability of our customers to grow their businesses and our ability to meet any such growth and to grow by adding new customers. If our customers do not increase production of solar modules, there will be no corresponding increase in encapsulant orders. It is possible that our customers may reduce their purchases from us. If our customers do not grow their businesses or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our net sales. In addition, we have been actively attempting to sell our encapsulants to certain large Chinese module manufacturers. However, we did not generate any sales to these companies during 2012, as we continue to work with these module manufacturers on their production requirements. Although we intend to obtain market share with these companies, failure to do so could negatively affect our financial condition and results of operations.

Cost of Sales

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Cost of sales	$97,193	101.9%	$160,446	69.0%	$(63,253)	(39.4)%

        The decrease in our cost of sales for the year ended December 31, 2012 compared to the corresponding period in 2011 reflects an approximate 46% decrease in sales volume. Raw material costs decreased by $56.9 million due to lower production volume and utilization of lower priced raw materials. Direct labor costs decreased by $3.8 million due to lower volume and the positive effect of prior cost-reduction measures, that more than offset $1.0 million of increased severance costs. Overhead costs decreased by $2.3 million mostly due to the savings from the closure of our Florida facility in October 2011 and other cost-reduction actions. These savings were partially offset by the costs associated with the expansion of our Malaysia facility that was completed in the second half of 2011, costs associated with consolidating our Connecticut operations into our East Windsor facility that was completed in June 2012 and $2.3 million of increased accelerated depreciation due to the shortened useful lives of certain production equipment based on expected lower capacity utilization. Also, an 8% weaker Euro decreased the translation impact of our European subsidiary's cost of sales.

        Non-cash intangible asset amortization expense of $8.4 million was included in cost of sales for each of the years ended December 31, 2012 and 2011.

Gross Profit

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Gross profit	$(1,848)	(1.9)%	$71,985	31.0%	$(73,833)	(102.6)%

        Gross profit as a percentage of net sales declined for year ended December 31, 2012 mainly as a result of decreased net sales due to lower ASP, the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption and costs associated with the expansion of our Malaysia facility in the second half of 2011. In addition, accelerated depreciation increased by $2.3 million due to the shortened useful lives of certain production equipment based on expected lower capacity utilization. Severance costs associated with the recent cost-reduction efforts increased by $1.0 million in 2012.

        Non-cash intangible asset amortization expense of $8.4 million reduced gross profit for each of the years ended December 31, 2012 and 2011.

Selling, General and Administrative Expenses ("SG&A")

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
SG&A	$21,345	22.4%	$27,832	12.0%	$(6,487)	(23.3)%

        SG&A decreased $6.5 million for the year ended December 31, 2012 compared to the corresponding period in the prior year. This decrease was driven by lower professional fees of $4.8 million primarily relating to reduced legal and accounting costs. Additionally there was a $0.9 million reduction in stock-based compensation relating to a reversal of deferred compensation. Furthermore, we reduced travel costs by $0.4 million as part of our cost-reduction efforts.

Research and Development Expense ("R&D")

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
R&D	$4,371	4.6%	$2,562	1.1%	$1,809	70.6%

        Research and development expenses increased $1.8 million. The increase was driven by the opening of our 20,000 square foot state-of-the-art laboratory in 2012, the addition of scientific equipment and scientific and engineering talent and increased product development costs associated with the launch of our next generation encapsulant.

Provision for Bad Debt Expense

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Bad debt expense	$486	0.5%	$379	0.2%	$107	28.2%

        Our provision for bad debt expense increased due to continued lower profitability throughout the solar supply chain and many industry participants experiencing financial difficulty.

Goodwill Impairment

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Goodwill impairment	$82,524	86.6%	$63,948	27.5%	$18,576	29.0%

        We valued our reporting unit with the assistance of a valuation specialist and determined that our reporting unit's net book value exceeded its fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that our implied fair value of goodwill was lower than its carrying value and recorded a non-cash goodwill impairment charge of $82.5 million and $63.9 million in 2012 and 2011, respectively.

Intangible Asset Impairment

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Intangible asset impairment	$135,480	142.1%	$—	—%	$135,480	100%

        Our intangible assets were fully impaired at the end of the fourth quarter of 2012. The impairment was driven by continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook, which includes the loss of First Solar as a customer.

Asset Impairment

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Asset impairment	$37,431	39.3%	$1,861	0.8%	$35,570	1,911.3%

        The non-cash asset impairment for the year ended December 31, 2011 relates to real property that was previously occupied by our QA business. Since this asset was not included as part of the sale to UL on September 1, 2011, the real property is a non-operating asset, which was being leased to UL under a one-year agreement with an option to renew. As such, in the third quarter of 2011, we recorded an impairment charge to write down the carrying value of the real property to its fair value less estimated disposal cost. The lease was terminated on December 31, 2012.

        Due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook which includes the loss of the our largest customer, we tested our long-lived assets again for impairment as of December 31, 2012 which resulted in a non-cash asset impairment of $37.4 million to certain fixed assets.

Interest (Expense) Income, net

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Interest (expense) income, net	$(196)	(0.2)%	$237	0.1%	$(433)	(182.7)%

        The increase in interest (expense) income, net was primarily the result of $0.3 million of commitment fee expense for our amended Credit Agreement that more than offset interest income of $0.1 million earned on our cash balances. We had lower interest bearing cash balances for the year ended December 31, 2012 compared to the corresponding 2011 period resulting from the repayment of our 2007 Credit Agreements and an estimated federal tax payment of $90.3 million.

Amortization of Deferred Financing Costs

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Amortization of deferred financing costs	$1,079	1.1%	$4,552	2.0%	$(3,473)	76.3%

        Amortization of deferred financing costs decreased as a result of lower deferred financing costs associated with our new amended Credit Agreement compared to the 2007 Credit Agreements. In the third quarter of 2011, we fully repaid and then terminated our 2007 Credit Agreements in conjunction with our divestiture of the QA business. In connection with the settlement of debt, we wrote-off $3.6 million of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements.

        In the third quarter of 2012, we amended our Credit Agreement to reduce the facility from $150.0 million to $25.0 million of availability. As such, we wrote-off approximately $0.8 million of the unamortized deferred financing costs associated with the Credit Agreement. The write-off was proportional to the reduction in borrowing availability under the Credit Agreement.

Other Income

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Other income	$7,202	7.6%	$—	—%	$7,202	100.0%

        We received $7.2 million in connection with the settlement of the trade secret lawsuit during the first quarter of 2012. Refer to Item 3—Legal Proceedings.

Foreign Currency Transaction (Loss) Gain

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(281)	(0.3)%	$157	0.1%	$(438)	(279.0)%

        The Foreign currency transaction impact was a $(0.3) million loss for the year ended December 31, 2012 compared to a gain of $0.2 million in the corresponding 2011 period. The change was primarily the result of volatility in the Euro exchange rate which decreased by 8% for the year ended December 31, 2012 compared to the corresponding 2011 period.

Income Tax (Benefit) Expense from Continuing Operations

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Income tax (benefit) expense from continuing operations	$(66,264)	(69.5)%	$10,673	4.6%	$(76,937)	(720.9)%

        Our effective income tax rate from continuing operations for the year ended December 31, 2012 was 23.9% compared to the U.S. federal statutory tax rate of 35.0%. Our effective tax rate from continuing operations was (37.1%) for the year ended December 31, 2011.

        In 2011, we generated loss from continuing operations that was taxed at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. The expected 2011 income tax benefit was increased by our permanently re-invested Malaysia earnings where we benefit from a one-hundred percent tax holiday. Our expected 2011 income tax benefit was decreased by goodwill impairment charges that were not deductible for U.S. income tax purposes. The inability to deduct goodwill impairment charges resulted in tax expense on pre-tax losses from continuing operations in 2011.

        In 2012, our operations generated a pre-tax loss in the U.S. as the solar industry continues to shift and expand in Asia. As such, we received an income tax benefit that will reduce our expected loss at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. Similar to 2011, our effective tax rate from continuing operations for the year ended December 31, 2012 of 23.9% reflects a reduction in the income tax benefit due to goodwill impairment charges that were not deductible for U.S. income tax purposes. The December 31, 2012 effective tax rate from continuing operations was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax Holiday as well as other foreign losses for which no tax benefit has been recorded. Settlement of income tax audits resulted in a $0.9 million benefit and a $0.5 million benefit received upon filing our 2011 tax returns.

        A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective tax rate to change significantly.

        On December 23, 2011, the IRS issued temporary regulations that would go into effect for years beginning on or after January 1, 2012 to replace proposed regulations issued in 2008 relating to tax accounting policy regarding deduction versus capitalization of repairs related to tangible property. On December 14, 2012, the IRS published regulations amending the temporary regulations regarding the deduction and capitalization of expenditures related to tangible property to allow a taxpayer to choose to delay the effective date to tax years beginning on or after January 1, 2014. The IRS anticipates publishing final regulations on the deduction versus capitalization of repairs related to tangible property during 2013, and changes to the temporary regulations are anticipated. The Company is assessing the impact, if any, of these regulations. These regulations are not expected to have a significant impact on the Company's consolidated financial statements.

Net Loss from Continuing Operations

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss from continuing operations	$(211,575)	(221.9)%	$(39,428)	(17.0)%	$(172,147)	(436.6)%

        Net loss from continuing operations for the year ended December 31, 2012 compared to the corresponding 2011 period included lower net sales and lower gross margin. For the year ended December 31, 2012, net loss from continuing operations included an $82.5 million goodwill impairment, $2.8 million of accelerated depreciation, $1.1 million of restructuring, $37.4 million of property, plant and equipment impairment and $135.5 million intangible asset impairment that was partially offset by the $7.2 million settlement of the trade secret lawsuit, an income tax benefit of $66.3 million and $0.8 million deferred compensation reversal.

Cost-Reduction Actions

        During 2012, we entered into a Labor Force Adjustment Plan ("LFAP") with the union and the local government at our Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. In July 31, 2012, we entered into an agreement to extend our LFAP at our Spain facility. Under the new agreement, we were responsible for 10% of the salary of employees who were furloughed during the period from August 1, 2012 through October 31, 2012. On October 17, 2012, we permanently reduced headcount at this facility by 58 employees to better align our cost structure with current and anticipated sales volumes. We also reduced headcount by 39 employees at our Connecticut facilities in 2012. In conjunction with these headcount reductions and anticipated future actions, we recognized severance of $1.0 million in cost of sales and $0.4 million in selling, general and administrative expense for the year ended December 31, 2012, respectively. Total expected pre-tax savings associated with the headcount reductions is $5.9 million.

        A rollforward of accrued severance activity was as follows:

December 31, 2012
Balance at December 31, 2011	$—
Additions	1.4
Cash utilization	(1.2)

Balance at December 31, 2012	$0.2

        On January 22, 2013, our Board of Directors approved a cost-reduction action to cease manufacturing operations at our East Windsor, Connecticut facility in order to adjust our labor and production resources to expected demand following the announcement of our expectation of losing our largest customer. Also during 2013, we expect to take additional headcount reductions and other cost-reduction measures at our Spain and Malaysia production facilities and at our Enfield, Connecticut headquarters. We are in the process of finalizing our plans and expect to reduce headcount by approximately 160 employees. As such, we expect to record restructuring charges totaling $2.0 million to $3.0 million consisting of severance benefits and other exit-related costs, the majority of which will be cash expenses. Total expected annual pre-tax savings associated with the headcount reductions is approximately $8.0 million.

Net Earnings from Discontinued Operations

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net earnings from discontinued operations	$4,228	4.4%	$38,124	16.4%	$(33,896)	(88.9)%

        Net earnings from discontinued operations decreased mainly due to the absence of the one time gain on the sale of QA that occurred in 2011. During the third quarter of 2012, the taxable gain associated with the sale our QA business was finalized in conjunction with filing our 2011 income tax returns. As part of this process, we identified and recorded an income tax benefit to discontinued operations of $4.2 million. We determined that $1.6 million of this benefit was an error that should have been recorded in 2011. We determined that the error was not quantitatively or qualitatively material to the annual or interim periods in 2012 and 2011.

Net Loss

	Years Ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss	$(207,347)	(217.5)%	$(1,304)	0.6%	$(206,043)	(15,800.8)%

        Net loss increased mainly due to the recording of the goodwill, intangible asset and property, plant and equipment non-cash impairment charges, lower net sales and the absence of the one-time gain on the sale of QA that occurred in 2011.

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

        The decrease in net sales for the year ended December 31, 2011 compared to 2010 was mainly due to an approximately 5% decrease in our average selling price and a 6% decrease in sales volume. This was partially offset by a 5% stronger Euro compared to the U.S. dollar that increased the translation of our European net sales. The decrease in volume was the result of a build-up of module inventories during 2011 that resulted in our customers reducing their purchases and revising their orders issued to us. The inventory build of the module manufacturers was due to overcapacity that existed in the industry, lack of available financing to fund solar projects caused by the deterioration of Europe's financial system, increased uncertainty surrounding solar subsidies and end users delaying purchases until there was stabilization in the decline of the module selling prices. Also, we believe certain of our customers lost market share.

        Due to many module manufacturers producing at low utilization rates as well as being impacted by pricing pressure, our encapsulants' value proposition was reduced in some cases in the excess capacity environment. As such, our customers and potential customers were increasingly focused on the purchase cost of encapsulants in the short-term. This led to a decline in our average selling price in 2011.

Cost of Sales

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Cost of sales	$160,446	69.0%	$151,824	58.6%	$8,622	5.7%

        The increase in our cost of sales reflected an approximate 13% increase in our cost per square meter. Increased costs are attributable to $4.0 million of raw material inflation, $2.8 million increase in labor and benefit cost, $0.5 million of increased depreciation expense due to our recent capacity expansion and $0.5 million of accelerated depreciation related to the closure of our Florida facility as discussed below. We also incurred $0.7 million related to increased product performance issues, and we were negatively impacted by approximately $2.0 million of inventory write-offs. The 5% stronger Euro increased the translation impact of our European subsidiaries' cost of sales. These amounts were partially offset by the avoidance of variable costs associated with our 6% sales volume decline.

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

        Non-cash intangible asset amortization expense of $8.4 million reduced gross profit for each of the years ended December 31, 2011 and 2010.

SG&A

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
SG&A	$27,832	12.0%	$23,271	9.0%	$4,561	19.6%

        SG&A increased 19.6% compared to the corresponding prior year. This was primarily driven by $2.5 million of increased labor and benefit costs and recruiting costs of $0.3 million to support our planned growth and global infrastructure. Travel expenses increased by approximately $0.9 million as we continued to expand our global business operations in Asia. We incurred $0.6 million of higher property taxes and increased insurance premiums relating to our recent capacity expansions, and $0.4 million related to the completion of a sales and use tax audit.

R&D

	Years Ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
R&D	$2,562	1.1%	$1,800	0.7%	$762	42.3%

        Research and development expense increased by $0.8 million primarily driven by labor and benefits associated with increased scientific talent as we continued to expand this function to further develop a pipeline of innovative encapsulant products.

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

        In connection with the sale of the QA business, we leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The original term of the lease was for one year. Since this property was expected to generate rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized during 2011.

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

        In connection with the settlement of all existing debt in conjunction with the sale of our QA business on September 1, 2011, we wrote-off the $3.6 million remaining unamortized deferred financing costs associated with our 2007 Credit Agreements. On October 7, 2011, we entered into a multicurrency credit agreement among us, certain of our domestic subsidiaries, as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The fees to secure the Credit Agreement resulted in deferred financing costs of $1.3 million, which are being amortized to expense over its remaining term.

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

        Net loss increased from continuing operations decreased due to the recording of both the goodwill and asset impairment and lower Adjusted EBITDA as discussed below.

Cost-Reduction Actions

        During 2011, we executed multiple cost-reduction actions in order to align our cost structure with the lower than anticipated revenue.

        We closed our St. Augustine, Florida manufacturing facility to consolidate our U.S. operations. We ceased production at this plant in October 2011 and exited the 20,000 square foot leased facility as of year-end. In conjunction with the closure, we incurred $0.1 million for the severance of 46 employees, $0.5 million for accelerated depreciation of production equipment and $0.2 million of other exit costs.

        We also carried out additional headcount reductions of 38 employees at certain of our other locations for a total cost of approximately $0.1 million.

        A rollforward of the accrued severance and other exit cost activity was as follows:

December 31, 2011
Balance at December 31, 2010	$—
Additions	0.3
Cash utilization	(0.3)

Balance at December 31, 2011	$—

        For the above cost reduction actions, we recognized $0.9 million in cost of sales. The total pre-tax annual savings from these cost-reductions amounted to $1.0 million.

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

Non-GAAP Earnings Per Share

        To supplement our consolidated financial statements, we use a non-GAAP financial measure called non-GAAP EPS from continuing operations ("non-GAAP EPS"). Non-GAAP EPS is defined for the periods presented in the following table. For the periods prior to 2011, the diluted weighted-average common shares outstanding were determined on a GAAP basis and the resulting share count was used for computing both GAAP and non-GAAP diluted EPS. Since we recorded a loss from continuing operations in 2012 and 2011 on a GAAP basis, the weighted-average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti-dilutive for determining GAAP EPS. However, we have included these shares in our 2011 non-GAAP EPS calculation as such shares are dilutive. Refer to the weighted-average shares outstanding reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

        Management believes that non-GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non-GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non-GAAP EPS was the only metric used to determine annual bonus compensation for our President and Chief Executive Officer, Vice President and Chief Financial Officer and Chief Accounting Officer and certain other senior executives.

        Although we use non-GAAP EPS as a measure to assess the operating performance of our business, non-GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non-GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets and deferred financing costs, goodwill, intangible and other asset impairments and stock-based compensation expense further limits the usefulness of this measure. Non-GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, management does not view non-GAAP EPS in isolation and uses other measures, such as Adjusted EBITDA, net earnings from continuing operations, net sales, gross margin and operating income, to measure operating performance.

        During 2012, we also included intangible asset impairment as an adjustment in arriving at our non-GAAP EPS. Information regarding this item is set forth below.

  •
  Intangible and long-lived asset impairment: In December 2012, the Company recorded an intangible and long-lived asset impairment of $135.5 million and $37.4 million, respectively, attributable to the decline in its expected profitability, the recent loss of its largest customer and the valuation of its common stock. The Company is excluding these items because it believes they are not reflective of the operational conditions of its core business, they are non-cash, and may be helpful in comparing its current period results with those of prior periods as well as with the Company's peers.

	Year Ended December 31, 2012 (unaudited)	Year Ended December 31, 2011 (unaudited)	Year Ended December 31, 2010 (unaudited)
Net (loss) earnings from continuing operations	$(211,575)	$(39,428)	$54,749
Adjustments to net (loss) earnings from continuing operations:
Amortization of intangibles	8,432	8,432	8,432
Amortization of deferred financing costs	1,079	4,552	1,327
Stock-based compensation expense	3,494	4,436	6,594
Restructuring costs	1,069	308	—
Accelerated depreciation	2,819	512	—
Goodwill impairment	82,524	63,948	—
Intangible asset impairment	135,480	—	—
Asset impairment	37,431	1,861	—
Secondary offering expense	—	—	534
Interest expense from 2007 Credit Agreements	—	(6,699)	(10,158)
Tax effect of adjustments	(62,649)	(4,279)	(1,637)

Non-GAAP net earnings from continuing operations	$(1,896)	$33,643	$59,841

Basic shares outstanding GAAP	41,314,608	40,886,022	40,302,509
Diluted shares outstanding GAAP	41,314,608	40,886,022	42,126,502
Stock options	—	543,088	—
Restricted common stock	—	397,641	—

Diluted shares outstanding non-GAAP	41,314,608	41,826,751	42,126,502

Diluted net (loss) earnings per share from continuing operations	$(5.12)	$(0.96)	$1.30

Diluted non-GAAP net (loss) earnings per share from continuing operations	$(0.05)	$0.80	$1.42

Adjusted EBITDA

        We define Adjusted EBITDA as net earnings from continuing operations before interest income and expense, income tax expense, depreciation expense, amortization of deferred financing costs,

intangible asset amortization, restructuring, stock-based compensation expense, intangible asset impairment, goodwill impairment, other asset impairment and certain non-recurring income and expenses from the results of continuing operations.

        We present Adjusted EBITDA because it is one of the main metrics used by our management and our Board of Directors to plan and measure our Segment's operating performance. Our management believes that Adjusted EBITDA is useful to investors because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. The DLJ Transactions had a significant impact on our capital structure and resulted in accounting charges that make period to period comparisons of our core operations difficult and resulted in expenses that may not be indicative of our future operating performance. For example, as a result of the DLJ Transactions, we incurred significant non-cash amortization charges. Adjusted EBITDA removes the impact of changes to our capital structure and asset base (primarily amortization resulting from the DLJ Transactions). By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. In addition, measures similar to Adjusted EBITDA are one of the metrics utilized to measure performance based bonuses paid to certain of our managers and are used to determine compliance with financial covenants under our Credit Agreement.

        Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with generally accepted accounting principles, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense, which was a necessary element of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense, impairment associated with our goodwill, intangible assets and property, plant and equipment and restructuring charges, further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation and also uses other measures, such as net income, net sales, gross margin and operating income, to measure operating performance.

        We report our business in one aggregated segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 12—Reportable Segment and Geographical Information located in the Notes to the Consolidated Financial Statements for a definition of Adjusted EBITDA, a reconciliation to net (loss) earnings from continuing operations and further information. Net sales for our segment and non-GAAP EPS from continuing operations ("non-GAAP EPS") are described in further detail above. The discussion that follows is a summary analysis of the primary changes in Adjusted EBITDA for the year ended December 31, 2012 compared to the year ended December 31, 2011.

	Years Ended December 31,
	2012	2011	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$3,123	$62,703	$(59,580)	(95.0)%

Adjusted EBITDA as % of segment net sales	3.3%	27.0%

        Adjusted EBITDA as a percentage of net sales decreased for the year ended December 31, 2012 compared to 2011 due to lower ASP and reduced operating leverage associated with the sales volume decrease, partially offset by the receipt of $7.2 million for the trade secret settlement.

	Years Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$62,703	$105,101	$(42,398)	40.3%

Adjusted EBITDA as % of segment net sales	27.0%	40.5%

        Adjusted EBITDA as percentage of net sales decreased for the year ended December 31, 2011 compared to 2010 primarily as a result of reduced ASP, increased unit cost due to raw material inflation of $4.0 million and under absorption of fixed costs, $2.5 million of increased labor and benefits and $0.9 million of travel expense as we continue to expand our global business operations. In addition, we incurred $0.8 million of higher research and development costs as we continue to expand this function.

Quarterly Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations, other data and Adjusted EBITDA on a quarterly basis for the year ended December 31, 2012 and the year ended December 31, 2011.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited) (dollars in thousands)
Statement of Operations Data:
Net sales	$31,083	$25,119	$23,092	$16,051
Cost of sales	29,083	23,534	22,510	22,066

Gross profit	2,000	1,585	582	(6,015)
Selling, general and administrative expenses	6,668	5,595	4,780	4,302
Research and development	1,078	1,113	1,064	1,116
Provision for (reversal of) bad debt expense	1,606	(1,156)	47	(11)
Goodwill impairment	82,524	—	—	—
Intangible asset impairment	—	—	—	135,480
Asset impairment	—	—	—	37,431

Operating loss	(89,876)	(3,967)	(5,309)	(184,333)
Interest (expense) income, net	(61)	(50)	(85)	—
Amortization of deferred financing costs	(82)	(81)	(899)	(17)
Other income	7,201	—	—	1
Foreign currency transaction (loss) gain	(288)	202	(86)	(109)

Loss from continuing operations before income tax benefit	(83,106)	(3,896)	(6,379)	(184,458)
Income tax benefit from continuing operations	(975)	(1,475)	(2,800)	(61,014)

Net loss from continuing operations	$(82,131)	$(2,421)	$(3,579)	$(123,444)

Other Data:
Amortization of intangibles	$2,108	$2,108	$2,107	$2,109
Depreciation expense	$1,838	$2,277	$2,042	$5,098
Stock–based compensation	$1,474	$1,504	$704	$(188)
Adjusted EBITDA:
Adjusted EBITDA	$4,981	$2,124	$(540)	$(3,442)
Depreciation and amortization	(3,946)	(4,385)	(4,149)	(7,207)
Amortization of deferred financing costs	(82)	(81)	(899)	(17)
Interest (expense) income, net	(61)	(50)	(85)	—
Income tax benefit	975	1,475	2,800	61,014
Goodwill impairment	(82,524)	—	—	—
Intangible asset impairment	—	—	—	(135,480)
Asset impairment	—	—	—	(37,431)
Restructuring	—	—	—	(1,069)
Stock–based compensation	(1,474)	(1,504)	(704)	188
Loss on disposal of property, plant and equipment	—	—	(2)	—

Net loss from continuing operations	$(82,131)	$(2,421)	$(3,579)	$(123,444)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited) (dollars in thousands)
Statement of Operations Data:
Net sales	$67,978	$71,677	$56,237	$36,539
Cost of sales	39,693	46,799	41,665	32,289

Gross profit	28,285	24,878	14,572	4,250
Selling, general and administrative expenses	6,877	7,108	6,212	7,635
Research and development	545	298	626	1,093
Provision for (reversal of) bad debt expense	239	802	(532)	(130)
Goodwill impairment	—	—	—	63,948
Asset impairment	—	—	1,861	—

Operating income (loss)	20,624	16,670	6,405	(68,296)
Interest income (expense), net	74	161	84	(82)
Amortization of deferred financing costs	(332)	(331)	(3,807)	(82)
Foreign currency transaction gain (loss)	242	(93)	91	(83)

Earnings (loss) from continuing operations before income tax expense (benefit)	20,608	16,407	2,773	(68,543)
Income tax expense (benefit) from continuing operations	6,550	5,233	(1,044)	(66)

Net earnings (loss) from continuing operations	$14,058	$11,174	$3,817	$(68,477)

Other Data:
Amortization of intangibles	$2,108	$2,108	$2,108	$2,108
Depreciation expense	$1,858	$1,935	$2,363	$2,037
Stock–based compensation	$1,100	$1,100	$1,073	$1,163
Adjusted EBITDA:
Adjusted EBITDA	$25,932	$21,720	$13,903	$1,148
Depreciation and amortization	(3,966)	(4,043)	(4,471)	(4,145)
Amortization of deferred financing costs	(332)	(331)	(3,807)	(82)
Interest income (expense), net	74	161	84	(82)
Income tax (expense) benefit	(6,550)	(5,233)	1,044	66
Goodwill impairment	—	—	—	(63,948)
Asset impairment	—	—	(1,861)	—
Restructuring	—	—	—	(308)
Stock–based compensation	(1,100)	(1,100)	(1,073)	(1,163)
(Loss) gain on disposal of property, plant and equipment	—	—	(2)	37

Net earnings (loss) from continuing operations	$14,058	$11,174	$3,817	$(68,477)

Financial Condition, Liquidity and Capital Resources

        We have funded our operations primarily through cash provided by operations. As of December 31, 2012, our principal source of liquidity was $82.0 million of cash. We believe we have ample liquidity to fund our operations, capital expenditures and investment in research and development with our existing cash balance as well as from expected operating cash flow.

        Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital expenditures and working capital. We believe that our available cash will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months.

        Our cash and cash equivalents balance is located in the following geographies:

Year Ended December 31, 2012
United States	$67.1
Spain	9.4
Malaysia	5.1
China	0.3
Hong Kong	0.1

Cash and cash equivalents	$82.0

        As disclosed in Note 8 to the Consolidated Financial Statements, we have elected to permanently reinvest our Malaysia earnings. As such, we do not intend to repatriate the Malaysia cash balance as a dividend back to the United States. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings. However, we plan to utilize our cash located in Hong Kong and China to fund a portion of our capital investment in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

        Net cash provided by operating activities was $33.9 million for the year ended December 31, 2012 compared to $46.8 million for the year ended December 31, 2011. Net loss plus non-cash adjustments ("cash earnings") decreased by approximately $39.2 million for the year ended December 31, 2012 compared to the same period in 2011. These reductions were driven by reduced net sales and lower gross profit in 2012 compared to the prior year. These were offset by $7.2 million received in connection with the settlement of the JPS lawsuit that occurred in the first quarter of 2012, lower income tax payments and improved working capital, including lower accounts receivable and raw material inventory.

        Net cash provided by operating activities was $46.8 million for the year ended December 31, 2011 compared to $55.0 million for the year ended December 31, 2010. Cash earnings decreased by approximately $25.6 million for the year ended December 31, 2011 compared to the same period in 2010. This was primarily due to lower sales volume and pricing driven by the inventory build that existed throughout the solar supply chain. The lower earnings were partially offset by improved working capital due to increased focus on the collection of accounts receivable and reduced procurement of raw materials during the difficult operating environment.

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

Cash Flow from Operating Activities from Discontinued Operations

        Net cash used in operating activities from discontinued operations was less than $0.1 million for the year ended December 31, 2012 primarily due to the payment of accrued state taxes relating to the gain on the sale of the QA business. Net cash used in operating activities from discontinued operations was $109.3 million for the year ended December 31, 2011.

Cash Flow from Investing Activities from Continuing Operations

        Net cash used in investing activities was $10.7 million for the year ended December 31, 2012. The 2012 capital expenditures mainly related to our new 20,000 square-foot state-of-the-art research and development laboratory, purchase of land near Shanghai and the completion of the retrofit of our East Windsor building.

        We anticipate 2013 consolidated capital expenditures to be between $3 million and $4 million, and we expect to fund these from our anticipated operating cash flow and existing cash balance.

        Net cash used for investing activities was $21.5 million for the year ended December 31, 2011 and was related to capital expenditures. Our capital expenditures for this period were mainly for expansion of our Malaysia plant and investments associated with our East Windsor, Connecticut facility.

        Net cash used for investing activities was $16.1 million for the year ended December 31, 2010 and was related to capital expenditures. Our capital expenditures for this period consisted primarily of equipment costs associated with the addition of new production lines, construction costs for our Malaysia facility expansion and initial costs relating to our East Windsor, Connecticut facility.

        We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $23.2 million, $25.3 million and $38.9 million in the years ended December 31, 2012, 2011 and 2010, respectively. We believe that free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

        We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, including information technology infrastructure, land and buildings, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, and strengthening the Consolidated Balance Sheets. We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

        Analysis of free cash flow also facilitates management's comparisons of our operating results to competitors' operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. Our management compensates for this limitation by providing information about our capital expenditures on the face of the Consolidated Statements of Cash Flows and in the above discussion. We have recast the previously disclosed December 31, 2010 amounts for comparative purposes as a result of the disposition of our QA business.

	Year Ended December 31, 2012 (unaudited)	Year Ended December 31, 2011 (unaudited)	Year Ended December 31, 2010 (unaudited)
Cash provided by operating activities from continuing operations	$33.9	$46.8	$55.0
Less: capital expenditures	(10.7)	(21.5)	(16.1)

Free cash flow	$23.2	$25.3	$38.9

Cash Flow from Investing Activities from Discontinued Operations

        Net cash provided by investing activities from discontinued operations for the year ended December 31, 2011 is primarily related to $283.4 million of cash received upon the completion of the sale of the QA business on September 1, 2011 that more than offset capital expenditures related to the QA business.

Cash Flow from Financing Activities from Continuing Operations

        Net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2012 due to proceeds received from common stock issued under the employee stock purchase plan partially offset by transaction costs related to the amendment of our revolving credit facility.

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

Cash Flow from Financing Activities from Discontinued Operations

        Net cash used in financing activities from discontinued operations was $238.5 million for the year ended December 31, 2011 for debt payments made on the prior 2007 Credit Agreements.

Cash Flow from Discontinued Operations

        In the third quarter of 2011, we sold our QA business for $275.0 million, plus assumed cash. This resulted in an estimated tax liability of $105.9 million, which related to the gain on the sale and cash repatriated from certain foreign QA locations. The tax expense along with our historical interest expense related to our 2007 Credit Agreements is shown net against the QA operations as part of the net cash used in discontinued operations in the operating section of our cash flow statement. The $275.0 million purchase price received and $3.4 million of capital expenditures incurred by QA are included as part of the net cash provided by discontinued operations in the investing section of our cash flow statement. Also, the repayment of the debt outstanding as of September 1, 2011 and prior debt payments totaling $238.5 million are included in the net cash used in discontinued operations in the financing section of our cash flow statement.

Credit Facilities

2007 Credit Agreements

        On June 15, 2007, DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds and its co-investors, together with members of our Board of Directors, our executive officers, certain prior investors and other members of management, acquired 100% of the voting equity interests in our wholly-owned subsidiary, Specialized Technology Resources, Inc., for $365.6 million, including transaction costs. In connection with these transactions, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as our "2007 Credit Agreements," in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185.0 million term loan facility, which was to mature on June 15, 2014, and a $20.0 million revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75.0 million term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15.0 million for letters of credit.

        As anticipated and in conjunction with the closing of the sale of the QA business, we triggered non-compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, we terminated the 2007 Credit Agreements and used approximately $237.7 million from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent.

        In connection with the payoff of all the debt, we also wrote-off $3.6 million of the remaining unamortized deferred financing costs associated with such loan arrangements.

2011 Credit Agreement

        On October 7, 2011, we entered into a multicurrency credit agreement (the "Credit Agreement") with certain of our domestic subsidiaries, as guarantors (the "Guarantors"), the lenders from time to time party thereto ("the Lenders") and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer ("the Administrative Agent"). The Credit Agreement provided for a revolving senior credit facility of up to $150.0 million that matures on October 7, 2015. The Credit Agreement included a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contained an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

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

        Negative covenants include, among others, with respect to the Company and our subsidiaries, limitations on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments, transactions with affiliates, certain burdensome agreements, use of proceeds, and payment of other indebtedness. The Company and the Company's subsidiaries are also subject to a limitation on mergers, dissolutions, liquidations, consolidations and disposals of all or substantially all of their assets. The Credit Agreement also requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 2.50 to 1.00 during each fiscal quarter through the quarter ended September 30, 2013 and no more than 2.25 thereafter and a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.00 for each fiscal quarter.

2012 Amendment to the Credit Agreement

        On September 28, 2012, we amended the Credit Agreement to reduce the amount available from $150.0 million to $25.0 million and to avoid a financial covenant breach. We currently cannot borrow under the amended revolving senior credit facility unless we maintain cash collateral deposited by us or one of our subsidiaries, in a bank account controlled by the Administrative Agent in an amount equal to any outstanding borrowings. In addition, we are not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the cash collateral period (as defined below).

        The cash collateral period is the period commencing on September 28, 2012 and ending on the first date after September 28, 2013 on which (i) we and our subsidiaries have had at least a 5% increase in revenues (determined on a quarter-over-quarter basis) for two consecutive fiscal quarters, (ii) we are in compliance with the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated EBITDA financial covenants, each as defined in and contained in the Credit

Agreement, as amended, for the then most recently-ended four fiscal quarter period and (iii) no default exists. Subsequent to the cash collateral period, we will not have to post cash collateral to borrow under the Credit Agreement.

        Other than during the cash collateral period, we are required to (i) maintain a Consolidated Leverage Ratio as of the end of any fiscal quarter of no more than 2.50 to 1.00, (ii) maintain a Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of no less than 1.50 to 1.00 and (iii) have Consolidated EBITDA as of the end of the most recent four fiscal quarter period of at least $10.0 million. Since we had no outstanding borrowings under the Credit Agreement, our Consolidated Leverage Ratio was not applicable as of December 31, 2012. Our Fixed Charge Ratio was 22.4 to 1.0 as of the quarter ended December 31, 2012.

        Our inability to borrow under the Credit Agreement without having to post cash collateral may impose significant operating and financial restrictions on us and may limit our ability to pursue our business strategies or undertake actions that may be in our best interest. Also, post-collateral periods, we may not have the ability to comply with financial covenants.

        We amended the revolving senior credit facility to reduce its size to match our current operating results to avoid a forecasted breach of the Fixed Charge Coverage Ratio under the Credit Agreement and to obtain a $0.3 million cost savings via lower commitment fees. As such, we wrote-off approximately $0.8 million of the unamortized deferred finance costs associated with the Credit Agreement. The write-off was proportional to the reduction in borrowing availability under the revolving senior credit facility.

Contractual Obligations and Other Commitments

        As of December 31, 2012, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	2013	2014	2015	Thereafter
	(dollars in thousands)
Operating lease obligations	$641	$249	$239	$153	$—
Other contractual obligations(a)	$1,165	—	—	$1,165	—

Total	$1,806	$249	$239	$1,318	$—

(a)
Other contractual obligations consist of deferred compensation arrangements with certain members of management in the amount of $1.2 million. This amount may increase to $2.0 million and may be paid out earlier if a change of control or termination of employment occurs for any reason. Other contractual obligations exclude our ASC 740 liabilities for unrecognized tax benefits. See Note 8 to our Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        We have no off-balance sheet financing arrangements.

Effects of Inflation

        Inflation generally affects us by increasing costs of raw materials, labor and equipment. In 2012, our raw material prices have moderated and we have benefited from raw material price deflation of approximately $7.0 million. In 2011, we experienced approximately $4.0 million of inflation.

Recently Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB Accounting Standard Codification ("ASC") 220 established standards for the reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments did not require any transition disclosures. We early adopted this standard effective June 30, 2011, and it did not have a material impact on our consolidated financial statements since we previously presented net earnings, other comprehensive income and our components and total comprehensive income in a continuous statement.

        The FASB subsequently issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011-05. The amendments to the Codification in ASU No. 2011-12 became effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income, so that entities are not required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 deferred. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 were not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate, but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on our consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We do not expect the adoption of ASU 2013-02 in the first quarter of 2013 to have an impact on our financial position, results of operations or cash flows.

Forward-Looking Statements

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Annual Report on Form 10-K, we face risks and uncertainties that include, but are not limited to, the following: (1) customer concentration in our business and our relationships with and dependence on key customers; (2) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, particularly in China; (3) our ability to increase our market share; (4) product pricing pressures and other competitive factors; (5) excess capacity in the solar supply chain; (6) the extent to which we may be required to write-off accounts receivable, inventory or other assets; (7) trade complaints and lawsuits diminishing the growth of the solar industry; (8) demand for solar energy in general and solar modules in particular; (9) the extent and duration of the current downturn in the global economy; (10) the impact negative credit markets may have on us or our customers or suppliers; (11) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (12) the effects of the announced reductions to solar incentives in Germany and Italy; (13) operating new manufacturing facilities and increasing production capacity at existing facilities; (14) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (15) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and materials used in our processes; (16) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (17) potential product performance matters and product liability; (18) our ability to protect our intellectual property; (19) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (20) maintaining sufficient liquidity in order to fund future profitable growth and long-term vitality; (21) outcomes of litigation and regulatory actions; and (22) the other risks and uncertainties described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in subsequent periodic reports on Forms 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Annual Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our consolidated results of operations. For the years ended December 31, 2012, 2011 and 2010, approximately $38.9 million, or 40.8%, $95.3 million, or 41.0% and $116.9 million, or 45.1%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our international operations. The costs related to our foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

        In addition, our assets and liabilities of certain foreign operations are recorded in foreign currencies and translated into U.S. dollars. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency.

        We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2012 would have caused a change in consolidated net assets of approximately $2.2 million and a change in net sales of approximately $4.0 million.

Interest Rate Risk

        We will be exposed to interest rate risk if we elect to draw down on our Credit Agreement. As of December 31, 2012 and 2011, no amounts were outstanding under our Credit Agreement. Our Credit Agreement bears interest at floating rates based on the Eurocurrency or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Raw Material Price Risk

        The major raw material that we purchase for production of our encapsulants is resin and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. In 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011, and our cost of sales was favorably impacted by $7.0 million of raw material deflation during 2012. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of STR Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 15, 2013

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,985	$58,794
Accounts receivable, trade, less allowances for doubtful accounts of $118 and $225 in 2012 and 2011, respectively	5,316	14,535
Inventories	8,585	28,809
Prepaid expenses	1,374	1,234
Deferred tax assets	1,823	2,045
Income tax receivable	6,939	2,847
Other current assets	596	2,042

Total current assets	106,618	110,306
Property, plant and equipment, net	27,750	63,474
Intangible assets, net	—	143,912
Goodwill	—	82,524
Deferred financing costs	189	1,225
Deferred tax assets	11,728	—
Other noncurrent assets	879	650

Total assets	$147,164	$402,091

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,893	$4,647
Accrued liabilities	10,376	9,445
Income taxes payable	917	1,058

Total current liabilities	14,186	15,150
Deferred tax liabilities	—	48,585
Other long-term liabilities	5,539	7,851

Total liabilities	19,725	71,586

COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,684,960 and 41,681,238 issued and outstanding, respectively as of December 31, 2012 and 41,620,501 issued and 41,616,779 outstanding, respectively as of December 31, 2011	416	412
Treasury stock, at cost	(57)	(57)
Additional paid-in capital	233,659	229,512
(Accumulated deficit) / retained earnings	(104,135)	103,212
Accumulated other comprehensive loss, net	(2,444)	(2,574)

Total stockholders' equity	127,439	330,505

Total liabilities and stockholders' equity	$147,164	$402,091

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

All amounts in thousands except share and per share amounts

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net sales	$95,345	$232,431	$259,200
Cost of sales	97,193	160,446	151,824

Gross profit	(1,848)	71,985	107,376
Selling, general and administrative expenses	21,345	27,832	23,271
Research and development expense	4,371	2,562	1,800
Provision for bad debt expense	486	379	111
Goodwill impairment (Note 6)	82,524	63,948	—
Intangible asset impairment (Note 6)	135,480	—	—
Asset impairment (Note 6)	37,431	1,861	—

Operating (loss) income	(283,485)	(24,597)	82,194
Interest (expense) income, net	(196)	237	111
Amortization of deferred financing costs	(1,079)	(4,552)	(1,327)
Other income (Note 9)	7,202	—	—
Foreign currency transaction (loss) gain	(281)	157	440

(Loss) earnings from continuing operations before income tax (benefit) expense	(277,839)	(28,755)	81,418
Income tax (benefit) expense from continuing operations	(66,264)	10,673	26,669

Net (loss) earnings from continuing operations	(211,575)	(39,428)	54,749
Discontinued operations (Note 3):
Earnings (loss) from discontinued operations before income tax (benefit) expense	—	113,512	(7,581)
Income tax (benefit) expense from discontinued operations	(4,228)	75,388	(2,143)

Net earnings (loss) from discontinued operations	4,228	38,124	(5,438)

Net (loss) earnings	$(207,347)	$(1,304)	$49,311

Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $70, $(846) and $1,149, respectively)	130	(1,572)	(376)

Other comprehensive income (loss)	130	(1,572)	(376)

Comprehensive (loss) income	$(207,217)	$(2,876)	$48,935

Net (loss) earnings per share (Note 4):
Basic from continuing operations	$(5.12)	$(0.96)	$1.36

Basic from discontinued operations	0.10	0.93	(0.14)

Basic	$(5.02)	$(0.03)	$1.22

Diluted from continuing operations	$(5.12)	$(0.96)	$1.30

Diluted from discontinued operations	0.10	0.93	(0.13)

Diluted	$(5.02)	$(0.03)	$1.17

Weighted-average shares outstanding (Note 4):
Basic	41,314,608	40,886,022	40,302,509

Diluted	41,314,608	40,886,022	42,126,502

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

All amounts in thousands except share and per share amounts

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) / Retained Earnings
					Additional Paid-In Capital			Total Stockholders' Equity
	Issued	Amount	Acquired	Amount
Balance at December 31, 2009	40,166,397	$402		$—	$214,954	$709	$55,205	$271,270

Offering costs from IPO	—	$—	—	$—	$(467)	$—	$—	$(467)
Stock-based compensation	470,802	4	—	—	7,847	—	—	7,851
Proceeds from exercise of stock options	93,554	1	—	—	949	—	—	950
Option exercise recognized tax benefit	—	—	—	—	142	—	—	142
Purchase of minority interest of STR Registrar	—	—	—	—	(641)	—	—	(641)
Net earnings	—	—	—	—	—	—	49,311	49,311
Foreign currency translation	—	—	—	—	—	(376)	—	(376)

Balance at December 31, 2010	40,730,753	$407	—	$—	$222,784	$333	$104,516	$328,040

Stock-based compensation	404,831	4	—	—	6,087	—	—	6,091
Proceeds from exercise of stock options	59,606	1	—	—	595	—	—	596
Option exercise recognized tax benefit	—	—	—	—	77	—	—	77
Net settlement of options	—	—	—	—	(31)	—	—	(31)
Purchase of treasury stock	(3,722)	—	3,722	(57)	—	—	—	(57)
Net loss	—	—	—	—	—	—	(1,304)	(1,304)
Reclass of discontinued operations loss out of accumulated other comprehensive income	—	—	—	—	—	(1,335)	—	(1,335)
Foreign currency translation	—	—	—	—	—	(1,572)	—	(1,572)

Balance at December 31, 2011	41,191,468	$412	3,722	$(57)	$229,512	$(2,574)	$103,212	$330,505

Stock-based compensation	351,169	4	—	—	$4,318	—	—	4,322
Employee stock purchase plan	10,541	—	—	—	46	—	—	46
Option exercise recognized tax shortfall	—	—	—	—	(217)	—	—	(217)
Net loss	—	—	—	—	—	—	(207,347)	(207,347)
Foreign currency translation	—	—	—	—	—	130	—	130

Balance at December 31, 2012	41,553,178	$416	3,722	$(57)	$233,659	$(2,444)	$(104,135)	$127,439

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
OPERATING ACTIVITIES
Net (loss) earnings	$(207,347)	$(1,304)	$49,311
Net (earnings) loss from discontinued operations	(4,228)	(38,124)	5,438

Net (loss) earnings from continuing operations	(211,575)	(39,428)	54,749
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	11,255	8,193	6,896
Goodwill impairment	82,524	63,948	—
Intangible asset impairment	135,480	—	—
Asset impairment	37,431	1,861	—
Amortization of intangibles	8,432	8,432	8,432
Amortization of deferred financing costs	235	966	1,327
Write-off of deferred debt costs on early extinguishment of debt	844	3,586	—
Stock-based compensation expense	3,494	4,436	6,594
Loss (gain) on disposal of property, plant and equipment	2	(35)	11
Provision for bad debt expense	486	379	111
Deferred income tax benefit	(60,194)	(4,701)	(4,838)
Changes in operating assets and liabilities:
Accounts receivable	8,747	13,541	(9,514)
Income tax receivable	(6,951)	(2,847)	—
Inventories	20,244	2,709	(19,437)
Other current assets	4,103	4,071	(4,874)
Accounts payable	(1,773)	(12,410)	9,426
Accrued liabilities	(1,379)	(50)	1,440
Income taxes payable	2,715	(6,235)	5,268
Other, net	(238)	402	(619)

Net cash provided by continuing operations	33,882	46,818	54,972
Net cash (used in) provided by discontinued operations	(32)	(109,341)	3,769

Net cash provided by (used in) operating activities	33,850	(62,523)	58,741

INVESTING ACTIVITIES
Capital expenditures	(10,677)	(21,537)	(16,061)
Proceeds from sale of fixed assets	—	43	—

Net cash used in continuing operations	(10,677)	(21,494)	(16,061)
Net cash provided by (used in) discontinued operations	—	274,354	(2,990)

Net cash (used in) provided by investing activities	(10,677)	252,860	(19,051)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	596	950
Option exercise recognized tax benefit	—	77	142
Net settlement of options	—	(31)	—
Purchase of treasury stock	—	(57)	—
Common stock issued under employee stock option plan	41	—	—
Other issuance costs	(43)	(1,306)	(1,535)

Net cash provided by (used in) continuing operations	(2)	(721)	(443)
Net cash used in discontinued operations	—	(238,525)	(1,981)

Net cash (used in) provided by financing activities	(2)	(239,246)	(2,424)

Effect of exchange rate changes on cash	20	1,073	215

Net increase (decrease) in cash and cash equivalents	23,191	(47,836)	37,481
Cash and cash equivalents, beginning of period	58,794	106,630	69,149

Cash and cash equivalents, end of period	81,985	58,794	106,630

Less cash and cash equivalents of discontinued operations, end of period	—	—	8,297

Cash and cash equivalents from continuing operations, end of period	$81,985	$58,794	$98,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	$6,699	$14,359

Income taxes	$2,514	$114,482	$20,974

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

        These consolidated financial statements reflect the financial statements of STR Holdings, Inc. ("Holdings") or (the "Company") and its subsidiaries on a consolidated basis. The consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, represent the basis of accounting for STR Holdings, Inc. and its subsidiaries that reflect the June 15, 2007 DLJ Transactions discussed below. Due to the divestiture of the Quality Assurance ("QA") business as discussed below, the QA business' historical operating results and the interest expense associated with the Company's prior first lien credit agreement and the second lien credit agreement (together, the "2007 Credit Agreements") are recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented. See Note 3 below.

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

        The Company launched their former QA business in 1973 and commenced sales of solar encapsulant products in the late 1970s. The Company's strategic divestiture of the QA business is described below and in Note 3.

        On September 1, 2011, the Company completed the sale of the QA business to Underwriters Laboratories, Inc. ("UL"). This strategic divestiture was executed to allow the Company to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company's polymer manufacturing capabilities, and to retire its long-term debt. The following transactions occurred as a result of the divestiture:

  •
  The Company received $275,000, plus assumed cash in proceeds. The sale generated an after-tax gain of approximately $14,071 that included a tax liability of approximately $105,934. This gain is recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and the proceeds received are recorded in discontinued operations in the Consolidated Statements of Cash Flows in 2011. In 2012, the Company finalized the taxable gain and recorded an income tax benefit to discontinued operations of $4,228. See Note 3.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

  •
  In order to sell the assets of QA free and clear of liens provided pursuant to the 2007 Credit Agreements, the Company terminated the 2007 Credit Agreements by using $237,732 of the sale proceeds to repay all amounts outstanding thereunder on September 1, 2011 to Credit Suisse AG as administrative and collateral agent. The cash payment was recorded in discontinued operations in 2011 in the Consolidated Statements of Cash Flows. The interest expense associated with the 2007 Credit Agreements was recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows in 2011 and 2010.

  •
  In connection with the payoff of all the existing debt, the Company also wrote-off $3,586 of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements. The write-off was recorded to continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

  •
  In conjunction with the sale, the Company entered into an agreement to lease its real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. Since this property was expected to generate rental income of $300 per year, the Company evaluated whether the carrying value of the property was recoverable. Based on this evaluation an impairment loss of $1,861 was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

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

  •
  Dennis L. Jilot, our Chairman, Robert S. Yorgensen, our President and Chief Executive Officer, and Barry A. Morris, our Executive Vice President and Chief Operating Officer, exchanged a portion of their existing equity investments in Specialized Technology Resources, Inc., valued at approximately $11,500, for approximately 6.4% of the voting equity interests in STR Holdings LLC;

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

        On November 12, 2009, we closed our IPO of 12,300,000 shares of common stock at an offering price of $10.00 per share, of which 3,300,000 shares were sold by us and 9,000,000 shares were sold by selling stockholders, resulting in net proceeds to us of approximately $25.0 million after deducting underwriting discounts, commissions and other offering costs of approximately $7.8 million. Effective with the conversion of NewCo into STR Holdings, Inc., our outstanding units were converted into shares of common stock and restricted common stock. In connection with our IPO, we repaid $15.0 million of borrowings under our first lien credit facility, and also paid $2.6 million to terminate an advisory services and monitoring agreement we entered into in connection with the DLJ Transactions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the Company's significant accounting policies is as follows:

        Basis of Accounting.    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and account balances have been eliminated.

        Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company's significant estimates include its revenue recognition, allowance for doubtful accounts receivable, inventory valuation, the recorded amounts and amortization periods of its intangible assets, valuation of goodwill and long-lived assets, product performance accrual, income taxes payable, deferred income taxes, its assessment of uncertain tax positions and its valuation of stock-based compensation costs. Actual results could differ materially from these estimates.

        Fair Value Estimates.    Accounting Standards Codification ("ASC") 820-10 Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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

        The carrying values for cash, accounts receivable, accounts payable, accrued liabilities and other current assets and liabilities approximate their fair values due to their short maturities. The carrying value of deferred compensation is based on the Company's common stock price as of December 31, 2012, which is a Level 1 input. See Note 11.

        Foreign Currency Translation and Transactions.    The Company's international operations use the local currency as their functional currency, except for its Malaysian subsidiary whose functional currency is the U.S. dollar. Assets and liabilities of international operations are translated at period-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in net earnings.

        Cash and Cash Equivalents.    All highly-liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company deposits its cash balances with a limited number of banks. Cash balances in these accounts generally exceed government insured limits.

        Recognition of Revenue and Accounts Receivable.    The Company recognizes revenue net of any sales returns and allowances when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

        The Company recognizes revenue from the manufacture and sale of its encapsulants, which is the only contractual deliverable, either at the time of shipping or at the time the product is received at the customer's port or dock, depending upon terms of the sale. The Company does not offer a general right of return or performance warranty on its products.

        Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis and writes-off accounts receivable after reasonable collection efforts have been made and collection is deemed questionable or uncollectible.

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

        The Company will write-down inventory to its net realizable value when it is probable that its inventory carrying cost is not fully recoverable through sale or other disposition. The Company's write-down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the inventories.

        In 2011, the Company recorded $1,000 of inventory write-downs associated with an agreement for the return of product that it could not resell in conjunction with the settlement of overdue accounts receivable balances. Since the Company was unable to resell the returned product, the Company reduced the inventory carrying value to zero. The Company also incurred a write-down of $1,000 associated with finished goods produced under a customer order but later cancelled by the customer prior to shipment.

        In 2012, the Company incurred a write-down of approximately $450 associated with excess paper raw material inventory due to changes in customer specifications and the Company being in the process of removing paper from its manufacturing process.

        Long-Lived Assets.    The Company's long-lived assets have consisted of goodwill, other intangible assets and property, plant and equipment.

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

        Due to continued and expected low production utilization levels, the Company recorded $2,818 of accelerated depreciation in cost of goods sold associated with shortened useful lives of certain machinery and equipment in 2012. In 2011, the Company closed its Florida manufacturing facility and recorded $512 of accelerated depreciation associated with shortened useful lives of machinery and equipment.

        In accordance with ASC 360—Property, Plant, and Equipment, the Company reviews the carrying value of its long-lived assets, including property, plant and equipment, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's fair value. Fair value is estimated based upon discounted future cash flows or other reasonable estimates of fair market value. The Company recognized an impairment loss of $37,431 and $1,861 in 2012 and 2011, respectively. See Note 6.

        Goodwill represented the excess of the purchase price consideration over the estimated fair value assigned to the individual assets acquired and liabilities assumed from the Acquisition. The Company did not amortize goodwill, but instead tested goodwill for impairment in accordance with the two-step method described in ASC 350—Intangibles, Goodwill and Other. The Company performed its annual

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment review of goodwill on October 1st and would also perform a review if at any time facts and circumstances warrant.

        During the first quarter of 2012, the Company recorded a non-cash goodwill impairment charge of $82,524. Refer to Note 6. During the fourth quarter of 2011, the Company recorded a non-cash impairment charge of $63,948. The Company completed its required annual impairment testing in the fourth quarter of 2010, which resulted in no goodwill impairment.

        The Company's intangible assets included its customer relationships, trademarks and proprietary technology and resulted from the Acquisition that occurred in June of 2007. The Company accounted for the Acquisition using the purchase method of accounting and recorded definite-lived intangible assets separately from goodwill. Intangible assets were recorded at their estimated fair value at the date of acquisition.

        The Company's customer relationships consisted of the value associated with existing contractual arrangements as well as expected value to be derived from future contract renewals of its customers. The Company determined their value using the income approach. Their useful life was determined by consideration of a number of factors, including the Company's long standing customer base and attrition rates.

        The Company's trademarks represented the value of its STR® and Photocap® trademarks. The Company determined their value using the "relief-from-royalty" method. The useful life of trademarks was determined by consideration of a number of factors, including elapsed time and anticipated future cash flows.

        The Company's proprietary technology represented the value of its manufacturing processes and trade secrets. The Company determined its value using the "relief-from-royalty" method. The useful life of proprietary technology was determined by consideration of a number of factors, including elapsed time, prior innovations and potential future technological changes.

        During the fourth quarter of 2012, the Company recorded a non-cash impairment charge of $135,480. Refer to Note 6.

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

        Deferred Financing Costs.    The Company capitalizes debt issuance costs and amortizes the costs to expense over the term of the related debt facility. In conjunction with the sale of the QA business, the Company's 2007 Credit Agreements were paid in full during 2011. As such, the related unamortized deferred financing costs of $3,586 were expensed immediately during 2011. In connection with entering into the Credit Agreement in 2011, the Company incurred $1,306 of issuance costs. As disclosed in Note 13, the Company amended its Credit Agreement in 2012 and incurred $43 of additional issuance costs. In conjunction with entering into the amendment in 2012, the Company wrote-off $844 of the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

remaining prior capitalized issuance costs based on the proportion of its new borrowing capacity compared to its prior availability. Amortization of deferred financing costs was $1,079, $4,552 and $1,327 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the Company's provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 8 below.

        Product Performance Accrual.    The Company does not provide contractual performance warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. As of December 31, 2012, the Company has an accrual of $3,959 relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of the Company's customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

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

        Research and Development Expense.    The Company has a long history of innovation dating back to its establishment in 1944 as a plastic and polymer research and development firm. As the Company's operations have expanded from solely providing research and development activities into the manufacturing of solar encapsulants, it has created a separate research and development function for employees and costs that are fully dedicated to research and development activities. The Company's research and development expense consists primarily of salaries and fringe benefit costs and the cost of materials and outside services used in our pre-commercialization process and development efforts. The Company records depreciation expense for equipment that is used specifically for research and development activities.

        Stock-Based Compensation.    In accordance with ASC 718-Compensation-Stock Compensation, the Company recognizes the grant date fair value of stock-based awards as compensation expense over the vesting period of the awards. See Note 11.

        Earnings Per Share.    The Company computes net earnings per share in accordance with ASC 260—Earnings Per Share. Under the provisions of ASC 260, basic net earnings per share is computed by dividing the net earnings available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net earnings per common share adjusts basic net earnings per common share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. See Note 4.

        Comprehensive Income (Loss).    Comprehensive income (loss) consists of net earnings and the effects on the consolidated financial statements of translating the financial statements of the Company's international subsidiaries. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss). The Company's accumulated other comprehensive income (loss) is presented as a component of equity in its consolidated balance sheets and consists of the cumulative amount of the Company's foreign currency translation adjustments, net of tax impact.

Recent Accounting Pronouncements:

        In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The FASB Topic ASC 220 established standards for the reporting and presentation of comprehensive income and its components

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in a full set of general-purpose financial statements. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net earnings and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In both choices, an entity is required to present each component of net earnings along with total net earnings, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement(s) where the components of net earnings and the components of other comprehensive income are presented. The amendments should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted. The amendments did not require any transition disclosures. The Company early adopted this standard effective June 30, 2011, and it did not have a material impact on the Company's consolidated financial statements since the Company previously presented net earnings, other comprehensive income and its components and total comprehensive income in a continuous statement.

        The FASB has subsequently issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to adopt these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective December 31, 2011, and it did not have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 in the first quarter of 2013 to have an impact on the Company's financial position, results of operations or cash flows.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS

        On August 16, 2011, the Company entered into an equity purchase agreement to sell its QA business to UL for $275,000 plus assumed cash. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. In addition, the Company and UL entered into a transition services agreement, pursuant to which the Company agreed to provide certain services to UL following the closing of the sale, including accounting, tax, legal, payroll and employee benefit services. UL agreed to provide certain information technology services to the Company pursuant to such agreement. On September 1, 2011, the Company completed the sale of the QA business for total net cash proceeds of $283,376, which included $8,376 of estimated cash assumed in certain QA business locations. On September 1, 2011, pursuant to the terms and conditions of the equity purchase agreement, as amended, the Company transferred the applicable assets, liabilities, subsidiaries and employees of the QA business to Nutmeg Holdings, LLC ("Nutmeg") and STR International, LLC ("International," and together with Nutmeg and their respective subsidiaries, the "Nutmeg Companies"), and immediately thereafter sold its equity interest in each of the Nutmeg Companies to designated affiliates of UL. The Company decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company's polymer manufacturing capabilities, and to retire its long-term debt. In the fourth quarter of 2011, the Company received $2,727 in additional cash proceeds from UL for the finalization of the excess cash and working capital adjustments in accordance with the purchase agreement.

        In accordance with ASC 250-20—Presentation of Financial Statements—Discontinued Operations and ASC 740-20—Income Taxes—Intraperiod Tax Allocation, the accompanying Consolidated Statements of Comprehensive Income and Consolidated Cash Flows present the results of the QA business as discontinued operations. Prior to the sale, the QA business was a segment of the Company. The Company has no continuing involvement in the operations of the QA business and does not have any direct cash flows from the QA business subsequent to the sale. Accordingly, the Company has presented the QA business as discontinued operations in these consolidated financial statements.

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

        In connection with the pay-off of all the existing debt, the Company also wrote-off $3,586 of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements during 2011.

Out of Period Adjustment

        During the third quarter of 2012, the taxable gain associated with the sale of the Company's QA business was finalized in conjunction with filing of the Company's 2011 income tax returns. As part of this process, the Company identified and recorded an income tax benefit to discontinued operations of $4,228. The Company determined that $1,629 of this benefit was an error that should have been

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

recorded in 2011. The Company has determined that the error was not quantitatively or qualitatively material to the annual or interim periods in 2012 and 2011.

        The following table sets forth the operating results of the QA business as being presented as a discontinued operation for the years ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net sales	$—	$76,667	$112,629

Loss from operations before income tax expense	—	(6,493)	(7,581)
Gain on sale before income tax expense	—	120,005	—

Net earnings (loss) before income tax expense	$—	$113,512	$(7,581)

Income tax (benefit) expense	$(4,228)	$75,388	$(2,143)

        The following table sets forth the gain recorded in connection the sale of the QA business:

Year Ended December 31, 2011
Proceeds	$286,103
Less transaction costs	(2,324)

Proceeds, net of expenses	283,779
Book value of assets sold excluding deferred tax liability	(163,774)

Gain on sale before income tax expense	120,005
Income tax expense	(105,934)

Gain on sale	$14,071

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—EARNINGS PER SHARE

        The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Basic and diluted net earnings per share
Numerator:
Net (loss) earnings from continuing operations	$(211,575)	$(39,428)	$54,749
Net earnings (loss) from discontinued operations	4,228	38,124	(5,438)

Net (loss) earnings	$(207,347)	$(1,304)	$49,311

Denominator:
Weighted–average shares outstanding	41,314,608	40,886,022	40,302,509
Add:
Dilutive effect of stock options	—	—	1,069,873
Dilutive effect of restricted common stock	—	—	754,120

Weighted–average shares outstanding with dilution	41,314,608	40,886,022	42,126,502

Basic (loss) earnings per share	$(5.02)	$(0.03)	$1.22

Diluted (loss) earnings per share	$(5.02)	$(0.03)	$1.17

Net (loss) earnings per share:
Basic from continuing operations	$(5.12)	$(0.96)	$1.36
Basic from discontinued operations	0.10	0.93	(0.14)

Basic	$(5.02)	$(0.03)	$1.22

Diluted from continuing operations	$(5.12)	$(0.96)	$1.30
Diluted from discontinued operations	0.10	0.93	(0.13)

Diluted	$(5.02)	$(0.03)	$1.17

        Due to the loss from continuing operations during the year ending December 31, 2012 and 2011, the weighted-average common shares outstanding does not include 0 and 543,088 of stock options and 0 and 397,641 of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

        Because the effect would be anti-dilutive, there were 161 shares of common stock issuable upon the exercise of options issued under the Employee Stock Purchase Plan ("ESPP") that were not included in the computation of diluted weighted-average shares outstanding for the year ending December 31, 2012.

        Because the effect would be anti-dilutive, 2,744,910, 314,236 and 193,236 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—INVENTORIES

        Inventories consist of the following:

	December 31, 2012	December 31, 2011
Finished goods	$1,352	$3,112
Raw materials	7,233	25,697

Inventories	$8,585	$28,809

NOTE 6—LONG-LIVED ASSETS AND GOODWILL

Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	Estimated Useful Lives	December 31, 2012	December 31, 2011
Land		$5,842	$5,868
Buildings and improvements	15 - 40	16,020	16,875
Machinery and equipment	5 - 8	18,618	43,604
Furniture, fixtures and computer equipment	3 - 5	3,569	2,636
Less: accumulated depreciation		(18,291)	(19,925)

Subtotal		25,758	49,058
Construction in progress		1,992	14,416

Property, plant and equipment, net		$27,750	$63,474

        Depreciation expense was $11,255, $8,193 and $6,896 for the years ended December 31, 2012, 2011 and 2010, respectively.

        Due to continued and expected low production utilization levels, the Company recorded $2,818 of accelerated depreciation associated with shortened useful lives of certain machinery and equipment during the fourth quarter of 2012. In addition, the Company recorded an impairment charge of $37,431 to its property, plant and equipment as of December 31, 2012. The Company re-evaluated the depreciable lives of such long-lived assets and determined a revision to those lives was not warranted.

        In connection with the sale of the QA business, the Company leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA business headquarters and a testing facility. The original term of the lease was for one year. Since this property was expected to generate rental income of $300 per year, the Company evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1,861 was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

        In 2011, the Company closed its Florida manufacturing facility and recorded $512 of accelerated depreciation associated with shortened useful lives of machinery and equipment.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS AND GOODWILL (Continued)

Intangible Assets

        The Company has recorded the estimated fair values of intangible assets acquired in connection with the Acquisition. The amounts recorded, estimated lives, and amortization methods are as follows:

	December 31, 2012
					December 31, 2011
			Impairment as of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization		Net	Gross Carrying Amount	Accumulated Amortization	Net	Useful Lives
Customer relationships	$71,100	$19,701	$51,399	$—	$71,100	$16,146	$54,954	20 years
Trademarks	40,800	7,537	33,263	—	40,800	6,177	34,623	30 years
Proprietary technology	70,300	19,482	50,818	—	70,300	15,965	54,335	20 years

	$182,200	$46,720	$135,480	$—	$182,200	$38,288	$143,912

        The Company amortized its intangible assets utilizing the straight-line method as this method approximated the anticipated economic benefit derived from these assets. Amortization expense of such assets was $8,432 for each of the years ended December 31, 2012, 2011 and 2010. The Company recorded a non-cash impairment charge of $135,480 as of December 31, 2012.

Goodwill

        Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the Acquisition. The Company recorded an impairment of $63,948 and $82,524 during 2011 and 2012, respectively, as further discussed below. Goodwill was $0 at December 31, 2012 and $82,524 at December 31, 2011. Goodwill was not deductible for tax purposes.

Impairment Testing

        In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, the Company assessed the impairment of its long-lived assets including its definite-lived intangible assets, property, plant and equipment and goodwill, at least annually for goodwill, and whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, the Company assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that are generated under its trademarks; loss of a significant customer or a reduction in demand for customers' products; a significant adverse change in the extent to or manner in which the Company uses its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company's common stock.

        The Company completes its annual impairment assessment of goodwill as of October 1st of each year. Therefore, as of October 1, 2011, the Company performed its annual impairment testing based on the information available as of that date. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company's

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS AND GOODWILL (Continued)

cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. The methodology used on October 1, 2011 was consistent with that used in the prior year. The Company believes the cash flow projections utilized and/or market multiples and valuation assumptions were reasonable and consistent with the expectations of market participants. Based on this assessment, the Company passed the first step of the two–step method described in ASC 350. As such, the Company concluded that goodwill was not impaired as of October 1, 2011.

        Due to the Company's net book value exceeding the market capitalization of its common stock in the fourth quarter of 2011, weakening solar market conditions that were greater than the Company anticipated and the price reductions granted to customers for anticipated 2012 volume, the Company determined that a trigger event occurred to test its reporting unit for impairment as of December 31, 2011. As such, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit's net book value, including goodwill, exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that its implied fair value of goodwill was lower than its carrying value and recorded a non-cash goodwill impairment charge of $63,948. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company's cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. The Company believes the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Inherent in management's development of cash flow projections are assumptions and estimates, including those related to future earnings, growth prospects and the weighted-average cost of capital. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific factors and overall economic conditions.

        During the first quarter of 2012, the market capitalization of the Company's common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, the Company determined that a triggering event occurred requiring it to test its long-lived assets and its goodwill for impairment as of March 31, 2012. Prior to performing its goodwill impairment test, the Company first assessed its long-lived assets for impairment as of March 31, 2012. The Company concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of the Company's asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

        At March 31, 2012, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit's net book value exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS AND GOODWILL (Continued)

Company determined that the implied fair value of goodwill was lower than its carrying value and recorded a non-cash goodwill impairment charge of $82,524. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company's cash flow projections. Based on the other-than-temporary decline in the Company's stock price and its net book value exceeding the market capitalization of its common stock during the first quarter of 2012, the market approach was giving a higher weighting in determining fair value. The Company believes the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific factors, industry conditions and overall economic conditions.

        As of December 31, 2012, due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and the Company's initial 2013 sales outlook which includes the loss of the its largest customer, the Company determined that a trigger event occurred to test its long-lived assets for recoverability. In conjunction with a valuation specialist, the Company determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of the Company's asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

        Since the asset group's carrying value was not recoverable, the Company, in conjunction with a valuation specialist, fair valued the asset group incorporating market participant assumptions. The Company estimated the fair value of its asset group under the income approach using a discounted cash flow model which incorporated our cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the assessment, the Company calculated an impairment charge which was allocated to each of the long-lived-assets on a pro-rata basis using the relative carrying values of those assets as of December 31, 2012. However, the Company did not reduce the carrying value of such assets below their fair value where such value could be determined without undue cost and effort. Therefore, the Company recorded a non-cash impairment charge of $135,480 to its intangible assets and $37,431 to its property, plant and equipment as of December 31, 2012. The Company re-evaluated the depreciable lives of such long-lived assets and determined a revision to those lives was not warranted.

NOTE 7—LEASES

        The Company leases facility space under non-cancelable operating leases. The leases require the Company to pay property taxes, common area maintenance and certain other costs in addition to base rent. The Company also leases office equipment under operating leases.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—LEASES (Continued)

        Future minimum payments under all non-cancelable operating leases were as follows as of December 31, 2012:

2013	$249
2014	239
2015	153
2016	—
2017	—
Thereafter	—

$641

        Rental expense on facility space and equipment operating leases was $474, $1,673 and $1,281 for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

NOTE 8—INCOME TAXES

        (Loss) earnings from continuing operations before income tax expense is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Domestic	$(262,451)	$(49,867)	$68,139
Foreign	(15,388)	21,112	13,279

Total	$(277,839)	$(28,755)	$81,418

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—INCOME TAXES (Continued)

        The (benefit) provision for income taxes from continuing operations consists of the following components:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current income tax (benefit) expense from continuing operations
U.S. federal	$(8,825)	$3,393	$20,692
Foreign	3,405	10,075	966
State and local	(650)	1,906	9,849

Total current income tax (benefit) expense from continuing operations	(6,070)	15,374	31,507
Deferred income tax benefit from continuing operations
U.S. federal	(58,015)	(3,517)	(3,139)
Foreign	(1,722)	—	(882)
State and local	(457)	(1,184)	(817)

Total deferred income tax benefit from continuing operations	(60,194)	(4,701)	(4,838)

Total income tax (benefit) expense from continuing operations	$(66,264)	$10,673	$26,669

        Tax benefits of $0, $4 and $22 for the years ended December 31, 2012, 2011 and 2010, respectively, associated with the exercise of stock options were recorded to additional paid-in capital. Tax benefits associated with the "Windfall" for stock options exercised are determined on a "with and without" basis.

        During 2012, vested non-qualified stock options (NQSO) were cancelled resulting in a reversal of the related deferred tax asset. As a result, the Company's additional paid-in capital "windfall" account has been reduced to zero and an additional deferred tax expense of $113 is reflected in tax expense.

        A deferred tax expense of $70, a tax benefit of $846 and a tax expense of $1,149 relating to the cumulative translation adjustment of the Company's foreign subsidiaries financial statements is recorded in other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010, respectively.

        During the years ended December 31, 2012, 2011 and 2010, the Company recorded adjustments to income tax and deferred income taxes related to a change in state taxable income apportionment percent. Amounts recorded in 2012, 2011 and 2010 were to recognize a state deferred income tax benefit of $331, $1,138 and $691, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—INCOME TAXES (Continued)

        Following is a reconciliation of the Company's effective income tax rate from continuing operations to the United States federal statutory tax rate:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected tax at U.S. statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes net of federal income tax effect	0.3%	(0.2)%	0.1%
Foreign rate differential	(1.1)%	10.7%	(2.1)%
Foreign unremitted earnings	0.4%	(2.6)%	1.5%
Goodwill impairment	(10.4)%	(77.8)%	—%
Other non-deductible fees and expenses	(0.1)%	(0.3)%	(0.6)%
Unrecognized tax benefits	0.3%	1.4%	(0.1)%
Other	(0.5)%	(3.3)%	(1.0)%

Effective tax rate	23.9%	(37.1)%	32.8%

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—INCOME TAXES (Continued)

        The effect of temporary differences is included in deferred tax accounts as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Deferred tax assets:
Current deferred tax assets:
Accrued bonuses	$—	$18
Bad debt reserves	15	23
Inventories	250	164
Product performance accrual	1,533	1,728
Other	25	112

Total current deferred tax assets	$1,823	$2,045

Long-term deferred tax assets:
Deferred compensation	$409	$706
Non-qualified stock option compensation	3,888	3,445
Restricted stock compensation	208	—
Operating loss carryforwards	2,214	—
Fixed assets	5,798	—
Other	210	417

Total long-term deferred tax assets before valuation allowance	$12,727	$4,568
Valuation allowance	(491)	—

Long term-deferred tax assets	12,236	4,568

Total deferred tax assets	$14,059	$6,613

Deferred tax liabilities:
Fixed assets	$—	$1,348
Intangible assets	—	50,840
Foreign unremitted earnings	508	407
Restricted stock compensation	—	558

Total deferred tax liabilities	$508	$53,153

Total net deferred tax (assets)/liabilities	$(13,551)	$46,540

        A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. We have recorded a valuation allowance of $491 and $0 for deferred tax assets existing as of December 31, 2012 and December 31, 2011. The valuation allowance is primarily attributable to net operating loss carryforwards in China and Hong Kong.

        The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense from continuing operations in the amount of

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—INCOME TAXES (Continued)

approximately $5, $(914) and $612 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had approximately $939 and $934 for the payments of interest and penalties accrued at December 31, 2012 and December 31, 2011, respectively.

        A reconciliation of the beginning and ending amount of the Company's liability for unrecognized tax benefits, excluding interest and penalties, is as follows (includes continuing and discontinued operations):

Balance at January 1, 2010	$3,578
Additions for tax positions of prior years	201
Reductions for tax positions of prior years	(84)

Balance at December 31, 2010	$3,695

Additions for tax positions of prior years	2,527
Reductions for tax positions of prior years	(1,480)

Balance at December 31, 2011	$4,742

Additions for tax positions of prior years	375
Reductions for tax positions of prior years	(1,805)

Balance at December 31, 2012	$3,312

        The amount of unrecognized tax benefit that would potentially impact the Company's effective tax rate from continuing operations was $3,274, $4,704 and $2,543 (excluding interest and penalties) as of December 31, 2012, 2011 and 2010, respectively.

        The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

        The Company has open tax years from 2009-2012 for U.S. federal tax purposes. The Company has open tax years from 2007-2012 with various state tax jurisdictions. The Company has open tax years from 2002-2012 with various foreign tax jurisdictions. The Company believes that no unrecognized tax benefits are expected to reverse within the next twelve months.

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

NOTE 8—INCOME TAXES (Continued)

Company periodically assesses its business operations and the cash flow needs of its foreign and domestic subsidiaries to determine if the earnings of any of its foreign subsidiaries will be indefinitely reinvested outside the United States. The Company continues to provide deferred taxes on all of its undistributed foreign earnings other than its Malaysian earnings.

        The Company determined the undistributed earnings of the Company's Malaysia subsidiary will be indefinitely reinvested outside of the United States. The Company currently provides income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2012, taxes have not been provided on approximately $1,500 of accumulated foreign unremitted earnings that are expected to remain invested indefinely. It is not practicable to estimate the amount of additional taxes which might be payable on our undistributed earnings due to a variety of factors, including, extent and nature of repatriations. As such, no U.S. federal and state income taxes have been provided thereon. The Company is currently pursuing an Asia growth strategy that will include capacity expansion in the region. This strategy has been executed to respond to the shift of solar module manufacturing from the United States and Europe to China and other Asia Pacific countries Upon distribution of those earnings or repatriation of cash in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable, if applicable. As of December 31, 2012, the Company has $67,115 of cash available in the U.S. The Company's subsidiary in Malaysia is operating under a tax holiday arrangement which extends through 2014 with availability for a five-year renewal if certain conditions are satisfied. The Company expects to qualify for the holiday extension. The impact of tax holidays on its effective rate is a reduction in the rate of 0.9%, (8.1)% and 0.7% percentage points for 2012, 2011 and 2010 respectively.

        During the third quarter of 2012, the taxable gain associated with the sale of the Company's QA business in September 2011 was finalized and the Company recorded an income tax benefit to discontinued operations of $4,228. Refer to Note 3 Discontinued Operations for further discussion.

NOTE 9—COMMITMENTS AND CONTINGENCIES

        The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company does not provide contractual performance warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. The Company has accrued for specific product performance matters incurred in 2012 and 2011 that are probable and estimable based on its best estimate of ultimate expenditures that it may incur for such

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

items. The following table summarizes the Company's product performance liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2012	December 31, 2011
Balance as of beginning of period	$4,762	$4,109
Additions	204	1,783
Reductions	(1,078)	(1,007)
Foreign exchange impact	71	(123)

Balance as of end of period	$3,959	$4,762

        The majority of this accrual relates to a quality claim by one of the Company's customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006.

        During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450—Contingencies, the Company has accrued the estimated cost to remediate. The following table summarizes the Company's environmental liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2012	December 31, 2011
Balance as of beginning of period	$350	$100
Additions	—	313
Reductions	(245)	(63)

Balance as of end of period	$105	$350

Galica/JPS

        In October 2007, the Company's wholly-owned subsidiary, Specialized Technology Resources, Inc. ("STR"), filed a complaint against James P. Galica ("Galica") and JPS Elastomerics Corp. ("JPS") in the Massachusetts Superior Court in Hampshire County (the "Court"). STR alleged that the defendants misappropriated trade secrets and violated the Massachusetts Unfair and Deceptive Trade Practices Act as well as breaches of contract, the implied covenant of good faith and fair dealing, and fiduciary duty against Galica (the "State Court Action"). The Court determined that JPS and Galica had violated the Massachusetts Unfair and Deceptive Trade Practices Act, finding that the technology for STR's polymeric sheeting product is a trade secret and that JPS and Galica had misappropriated STR's trade secrets. On January 27, 2011, the Court awarded STR the right to recover from the defendants (i) actual monetary damages of $1,100, (ii) punitive damages of $2,200, (iii) reasonable attorney's fees of $3,900, (iv) reasonable costs of $1,100, and (v) 12% interest on each of the monetary

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

awards from the date of the judgment (except for the actual monetary damages which accrued interest from October 2, 2007, the date the complaint was entered). In addition, the Court imposed a five year production injunction (the "Production Injunction") against producing low shrink EVA encapsulant, and a permanent use injunction against the defendants using STR's trade secrets.

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

        On February 10, 2012, the Company, STR, JPS, JPS Industries, Inc., the parent corporation of JPS, and Galica entered into a Global Settlement Agreement and Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties agreed to, (i) payment by JPS of $7,132 to the Company (which was received on February 16, 2012), (ii) dismissals of the State Court Action, the Federal Court Action, and all associated appeals and proceedings, (iii) the satisfaction of outstanding judgments in the State Court Action, (iv) the disbursement to the Company of $70, deposited with and held in escrow by the Court, (v) the discharge of attachments of certain assets of JPS, (vi) the modification of the injunction issued in the State Court Action: (a) reducing the term of the Production Injunction from five years to four years, (b) permitting JPS to permanently bond encapsulant to fiberglass mesh and laminate non-low shrink encapsulant to paper, (c) the deletion of JPS's obligations with respect to the review and deletion of certain documents, (vii) the delivery to the Company by JPS of certain components of an equipment line purchased by it, (viii) the deletion by JPS of certain data, (ix) the general release of claims by the parties related to the State Court Action and the Federal Court Action, subject to the retention by the Company of certain rights, (x) the covenant by JPS not to sue the Company (and its affiliates) with respect to matters related to the Federal Court Action, (xi) the agreement by JPS and Galica to cooperate with the Company in connection with investigations related to the potential dissemination of the Company's trade secrets, and (xii) certain other customary terms and conditions.

        The Company received the $7,202 payment during the first quarter of 2012, which is recorded in Other Income in its Consolidated Statements of Comprehensive Income for the year ended December 31, 2012.

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

        On October 17, 2012, Alpha Marathon filed its Statement of Defence denying the Company's allegations regarding the misappropriation of its trade secrets. On October 19, 2012, Alpha Marathon filed an Amended Statement of Defence adding that the Company's trade secrets are in the public domain. On January 15, 2013, the Company and Alpha Marathon entered into a settlement agreement pursuant to which the parties exchanged full general releases.

EVASA

        In 2010, Specialized Technologies Recourses España S.A. ("STRE") learned that a competitor, Encapsulantes De Valor Anandida, S.A. ("EVASA"), was making encapsulant products that were substantially similar to STR's products. Upon investigation it was learned that Juan Diego Lavandera ("Lavandera"), a former employee of STRE, was employed by EVASA. It is believed that Lavandera, a former Production Supervisor with STRE, breached his contractual duties, by disclosing STR's trade secrets to EVASA. On December 15, 2011, STRE and STR filed a confidential preliminary injunction petition with the Commercial Court No. 1 in A Coruña, Galicia, Spain (the "Court") requesting an investigation of EVASA by the Court, including a search of EVASA's premises. The investigation was to assess the facts related to the Company's claims against Lavandera and EVASA for (i) trade secret infringement, (ii) the breach by Lavandera of his contractual obligations to STRE; and (iii) taking unfair advantage of STRE's "effort".

        On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using the Company's manufacturing process and product formulations. On October 10, 2012, STRE and the Company filed a preliminary injunction petition (the "PI Petition") requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR's trade secrets. In connection with the PI Petition, STR and STRE offered to post a bond in the amount of EUR 50 (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if the Company's claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and to date the Court has not ruled on the PI Petition. In the event the PI Petition is dismissed, the Company may be responsible for EVASA's legal fees (to be determined). The Company filed a claim on the merits with the Court on November 16, 2012 and the defendants filed an answer denying the allegations.

NOTE 10—STOCKHOLDERS' EQUITY

Preferred Stock

        The Company's Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value, issuable in series. At December 31, 2012 and 2011, there were no shares issued or outstanding.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

Common Stock

        The Company's Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At December 31, 2012, there were 41,684,960 shares of issued and 41,681,238 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,681,238 shares are 41,553,178 common shares and 128,060 restricted unvested common shares.

        At December 31, 2011, there were 41,620,501 shares of issued and 41,616,779 shares of outstanding common stock. Included in the 41,616,779 shares are 41,191,468 common shares and 425,311 restricted unvested common shares.

Treasury Stock

        In connection with the Company's former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At December 31, 2012 and 2011, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 11—STOCK-BASED COMPENSATION

        On November 6, 2009, the Company's Board of Directors approved the Company's 2009 Equity Incentive Plan (the "2009 Plan") which became effective on the same day. A total of 4,750,000 shares of common stock, subject to increase on an annual basis, are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, "options," stock appreciation rights, shares of restricted stock, or "restricted stock," rights to dividend equivalents and other stock-based awards, collectively, the "awards." The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from date of grant.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the Company's stock-based compensation awards under the 2009 Plan during 2012, 2011 and 2010:

Date	Award Type	Exercise Price	Shares	Recipient
4th Quarter 2012	Options	$3.10	1,185,000	Various Employees
3rd Quarter 2012	Restricted Stock	$4.27	9,182	Board of Directors
2nd Quarter 2012	Restricted Stock	$3.82	44,736	Board of Directors
4th Quarter 2011	Restricted Stock	$8.40	92,852	Board of Directors and Various Employees
4th Quarter 2011	Options	$8.11	100,000	Various Employees
3rd Quarter 2011	Restricted Stock	$11.99	11,258	Board of Directors
1st Quarter 2011	Options	$19.71	50,000	Various Employees
4th Quarter 2010	Restricted Stock	$25.73	6,996	Board of Directors
3rd Quarter 2010	Options	$18.80	71,000	Various Employees
3rd Quarter 2010	Restricted Stock	$24.34	8,218	Board of Directors
2nd Quarter 2010	Options	$22.60 - $23.06	185,000	Various Employees

        There were 455,381 shares available for grant under the 2009 Plan as of December 31, 2012.

        In connection with the 1,185,000 options granted during the year ended December 31, 2012, 25% of the options vest on each of the first two anniversaries of the date of grant and 50% of the options vest on the third anniversary of the date of grant, subject to acceleration in certain circumstances.

        The fair value of the stock options issued was determined using the Black-Scholes option pricing model. In 2012 and 2011, the Company's assumptions about stock-price volatility were based on the historical implied volatilities of its common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company's employees. For years prior to 2011, the Company's assumptions about stock-price volatility were based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company's employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

        In connection with the sale of the Company's QA business, the vesting of all options and restricted stock awards that were granted to QA business employees were accelerated upon the closing of the transaction. The total number of options and restricted stock awards subject to vesting acceleration were 179,490 and 47,585, respectively, resulting in an accelerated stock-based compensation charge of $1,203 to the Company that was recorded in discontinued operations during the third quarter of 2011. The Company cancelled the unexercised options in August 2012.

        In connection with the Company's former debt agreements, the Company was allowed to repurchase equity interests owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—STOCK-BASED COMPENSATION (Continued)

year. During 2011, there were 6,868 options with exercise prices between $10.00 and $12.81 per share that were net settled by the Company for the difference between the fair market value as of the date of the purchase and the respective exercise price of those options at a cost of $31. The options were subsequently cancelled and reinstated to the 2009 Plan for future issuance.

        The following table presents the assumptions used to estimate the fair values of the stock options granted during the periods presented below:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected volatility	75.30%	61.07%	57.90%
Risk–free interest rates	0.60%	1.20%	2.38%
Expected term (in years)	4.4	4.6 to 5.0	4.9 to 5.0
Dividend yield	—	—	—
Weighted–average estimated fair value of options granted during the period	$1.79	$6.10	$11.06

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the stock option activity under the Company's 2009 Plan from December 31, 2009 through the year ended December 31, 2012:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2009	3,495,685	$10.65		$4.59	$(28,420)
Options granted	256,000	$21.77		$11.06
Exercised	(93,554)	$10.16			$700
Cancelled/forfeited	(338,776)	$10.00

Balance at December 31, 2010	3,319,355	$11.59		$4.75	$(30,107)
Options granted	150,000	$11.98		$6.10
Exercised	(59,606)	$10.00			$(446)
Cancelled/forfeited	(9,628)	$10.96

Balance at December 31, 2011	3,400,121	$11.63		$4.82	$(30,975)
Options granted	1,185,000	$3.10		$1.79
Exercised	—	$—
Cancelled/forfeited	(655,211)	$11.84

Balance at December 31, 2012	3,929,910	$9.03	7.75	$3.84	$(25,584)

Vested and exercisable as of December 31, 2012	2,623,034	$11.32	6.88	$4.56	$(23,083)
Vested and exercisable as of December 31, 2012 and expected to vest thereafter	3,929,910	$9.03	7.75	$3.84	$(25,584)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.52 of the Company's common stock on December 31, 2012.

        During 2011, the total intrinsic value of the 59,606 options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $527. During 2010, the total intrinsic value of options exercised was $862.

        As of December 31, 2012, there was $2,948 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 1.3 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company received proceeds of $0, $596 and $950, related to the exercise of stock options for the years ended December 31, 2012, 2011 and 2010, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the restricted shares activity from the date of December 31, 2009 through the year ended December 31, 2012:

	Unvested Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2009	1,183,313	$10.00
Granted	15,214	$24.98
Vested	(470,802)	$10.00
Cancelled	—	$—

Unvested at December 31, 2010	727,725	$10.32
Granted	104,110	$8.79
Vested	(404,831)	$10.13
Cancelled	(1,693)	$10.00

Unvested at December 31, 2011	425,311	$10.08
Granted	53,918	$3.90
Vested	(351,169)	$10.11
Cancelled	—	$—

Unvested at December 31, 2012	128,060	$7.46

Expected to vest after December 31, 2012	128,060	$7.46

        As of December 31, 2012, there was $774 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of 1.9 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

        On November 9, 2010, the Company's Board of Directors adopted the STR Holdings, Inc. 2010 Employee Stock Purchase Plan ("ESPP") and reserved 500,000 shares of the Company's common stock for issuance thereunder. The ESPP was made effective upon its approval by the votes of the Company's stockholders on May 24, 2011 during the Company's annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended.

        Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company's common stock at a 10% discount. The Company has established four offering periods in which eligible employees may participate. The first offering period commenced in the fourth quarter of 2011. The Company purchases the number of required shares each period based upon the employees' contribution plus the 10% discount. The number of shares purchased times the 10% discount is recorded by the Company as stock-based compensation. The Company recorded $4 and $1 in stock-based compensation expense relating to the ESPP for the years ended December 31, 2012 and 2011, respectively. There were 489,459 shares available for purchase under the ESPP as of December 31, 2012.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expense was included in the following consolidated statements of comprehensive income categories for continuing operations:

	Years Ended December 31,
	2012	2011	2010
Selling, general and administrative expense	$3,466	$4,400	$6,530
Research and development expense	$28	$36	$64

Total option exercise recognized tax benefit	$—	$4	$22

Deferred Compensation

        The Company has a deferred compensation arrangement with certain members of management which states upon the earlier of December 31, 2015, sale of the Company, or termination of employment for any reason, the members are entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments are tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company's stock price. The amount of the potential bonus payment is capped at $1,997. In accordance with ASC 718-30, the obligation should be remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company's common stock price as of December 31, 2012 which is a Level 1 input. Based upon the difference of the floor in the agreements and the Company's common stock price at December 31, 2012, $832 of accrued compensation was reversed, leaving a liability of $1,165.

NOTE 12—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

        ASC 280-10-50—Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. Prior to the sale of its QA business, the Company reported two operating segments: QA and Solar. Due to the sale, QA is being reported as a discontinued operation and the Company reassessed its segment reporting. Since the Company has one product, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long-term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        The following tables set forth information about the Company's operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Reconciliation of Adjusted EBITDA to Net (loss) earnings from Continuing Operations
Adjusted EBITDA	$3,123	$62,703	$105,101
Depreciation and amortization	(19,687)	(16,625)	(15,328)
Amortization of deferred financing costs	(1,079)	(4,552)	(1,327)
Interest (expense) income, net	(196)	237	111
Income tax benefit (expense)	66,264	(10,673)	(26,669)
Goodwill impairment	(82,524)	(63,948)	—
Intangible asset impairment	(135,480)	—	—
Asset impairment	(37,431)	(1,861)	—
Restructuring	(1,069)	(308)	—
Stock-based compensation	(3,494)	(4,436)	(6,594)
(Loss) gain on disposal of property, plant and equipment	(2)	35	(11)
Transaction fees	—	—	(534)

Net (loss) earnings from Continuing Operations	$(211,575)	$(39,428)	$54,749

Operations by Geographic Area

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Sales
United States	$17,037	$61,294	$99,908
Spain	38,881	95,270	116,910
Malaysia	39,427	75,867	42,382

Total Net Sales	$95,345	$232,431	$259,200

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	December 31, 2012	December 31, 2011
Long-lived Assets
United States	$6,738	$25,369
Malaysia	9,063	21,063
Spain	9,772	17,039
China	2,170	—
Hong Kong	7	3

Total Long-Lived Assets	$27,750	$63,474

        Foreign sales are based on the country in which the sales originated. Net sales to one of the Company's major customers for the year ended December 31, 2012 was $39,162. Net sales to two of the Company's major customers for the year ended December 31, 2011 was $77,088. Net sales to two of the Company's major customers for the year ended December 31, 2010 was $72,130. Accounts receivable from one customer amounted to $1,967 as of December 31, 2012 and $4,274 from two customers as of December 31, 2011, respectively.

NOTE 13—LONG-TERM DEBT

2007 Credit Agreements

        In connection with the DLJ transaction, the Company entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which the Company refers to collectively as its "2007 Credit Agreements," in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185,000 term loan facility, which was to mature on June 15, 2014, and a $20,000 revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75,000 term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15,000 for letters of credit.

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

        In connection with the payoff of all the debt, the Company also wrote-off $3,586 of the remaining unamortized deferred financing costs associated with such loan arrangements.

2011 Credit Agreement

        On October 7, 2011, the Company entered into a multicurrency credit agreement (the "Credit Agreement") with certain of our domestic subsidiaries, as guarantors (the "Guarantors"), the lenders from time to time party thereto ("the Lenders") and Bank of America, N.A., as administrative agent,

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—LONG-TERM DEBT (Continued)

swing line lender and letter of credit issuer ("the Administrative Agent"). The Credit Agreement originally provided for a revolving senior credit facility of up to $150,000 that matures on October 7, 2015. The Credit Agreement originally included a $50,000 sublimit for multicurrency borrowings, a $25,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also contained an expansion option permitting the Company to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50,000 from any of the lenders or other eligible lenders as may be invited to join the Credit Agreement, that elect to make such increase available, upon the satisfaction of certain conditions.

        The obligations under the Credit Agreement are unconditional and are guaranteed by substantially all of the Company's existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees are secured on a first-priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by the Company and each of the Company's domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—LONG-TERM DEBT (Continued)

        The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to the Company and the Company's subsidiaries delivery of financial statements, compliance certificates and notices, payment of obligations, preservation of existence, maintenance of properties, compliance with material contractual obligations, books and records and insurance and compliance with laws.

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

2012 Amendment to the Credit Agreement

        On September 28, 2012 (the "Effective Date"), the Company, the Guarantors, the Lenders and the Administrative Agent entered into the First Amendment to Credit Agreement and Security Agreement (the "First Amendment"), amending (i) the Credit Agreement and (ii) the Security Agreement dated as of October 7, 2011, among the Company, the Guarantors and the Administrative Agent. The Company had no outstanding indebtedness pursuant to the Credit Agreement as of December 31, 2012 and 2011.

        The First Amendment reduced the amount available under the revolving senior credit facility from $150,000 to $25,000. During the Cash Collateral Period (as described below), the Company may borrow under the revolving senior credit facility. However, the Company must maintain cash collateral deposited by the Company and/or the Company's subsidiaries in an account controlled by the Administrative Agent in an amount equal to any outstanding borrowing under the Credit Agreement, as amended. In addition, the Company is not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the Cash Collateral Period.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—LONG-TERM DEBT (Continued)

        The Cash Collateral Period is the period commencing on the Effective Date and ending on the first date after September 28, 2013 on which (i) the Company and the Company's subsidiaries have had at least a 5% increase in revenues (determined on a quarter-over-quarter basis) for two consecutive fiscal quarters, (ii) the Company and the Guarantors are in compliance with the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated EBITDA financial covenants, each as defined in and contained in the Credit Agreement, as amended, for the then most recently-ended four fiscal quarter period and (iii) no Default exists. Subsequent to the Cash Collateral Period, the Company will not have to post cash collateral to borrow under the revolving senior credit facility.

        Other than during the Cash Collateral Period, the Company is required to (i) maintain a Consolidated Leverage Ratio as of the end of any fiscal quarter of no more than 2.50 to 1.00, (ii) maintain a Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of no less than 1.50 to 1.00 and (iii) have Consolidated EBITDA as of the end of the most recent four fiscal quarter period of at least $10,000. Since the Company had no outstanding borrowings under the Credit Agreement, its Consolidated Leverage Ratio was not applicable as of December 31, 2012. The Company's Fixed Charge Ratio was 22.4 to 1.0 as of the quarter ended December 31, 2012.

        The Company's inability to borrow under the Credit Agreement without having to post cash collateral may impose significant operating and financial restrictions on it and may limit its ability to pursue the Company's business strategies or undertake actions that may be in its best interest. Also, post-collateral periods, the Company may not have the ability to comply with financial covenants.

Interest Rate Swap

        The Company was required under the terms of both its prior First Lien and Second Lien credit agreements to fix its interest costs on at least 50% of its funded indebtedness for a minimum of three years to economically hedge against the potential rise in interest rates. Effective September 13, 2007, the Company entered into an interest rate swap contract for $200,000 notional principal amount of its variable rate debt. The notional principal amount decreased to $130,000 on October 1, 2008 and the contract expired on September 30, 2010. The interest rate swap was not designated by the Company as a cash flow hedge under ASC 815-10—Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, a change in the fair value of the swap of $0, $0, and $4,018 was recorded in the Company's consolidated statements of comprehensive income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. The unrealized gain on the interest rate swap has been removed from continuing operations in the consolidated statements of comprehensive income as the interest rate swap was required by the terms of the debt agreements which have been paid in full as required as a result of the sale of QA.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—ACCRUED LIABILITIES

        Accruals consist of the following:

	December 31, 2012	December 31, 2011
Product performance	$3,959	$4,762
Grants	2,320	—
Salary and wages	1,021	1,055
Professional fees	732	1,257
Restructuring	200	—
Environmental	105	350
Other	2,039	2,021

Total	$10,376	$9,445

NOTE 15—COST-REDUCTION ACTIONS

        During 2012, the Company entered into a Labor Force Adjustment Plan ("LFAP") with the union and the local government at its Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. The Company entered into an agreement to extend its LFAP at its Spain facility. Under this agreement, the Company was responsible for 10% of the salary of employees who were furloughed during the period from August 1, 2012 through October 31, 2012. On October 17, 2012, the Company permanently reduced headcount at this facility by 58 employees to better align its cost structure with current and anticipated sales volumes. In addition, the Company also reduced headcount by 39 employees at its Connecticut facilities in 2012. In conjunction with these headcount reductions and anticipated future actions, the Company recognized severance of $998 in cost of sales and $440 in selling, general and administrative expense for the year ended December 31, 2012, respectively.

        During 2011, the Company executed multiple cost-reduction actions in order to align its cost structure with lower than anticipated revenue.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—COST-REDUCTION ACTIONS (Continued)

        A rollforward of the severance and other exit cost accrual activity was as follows:

Balance at December 31, 2010	$—
Additions	347
Cash utilization	(347)

Balance at December 31, 2011	$—

Additions	1,438
Cash utilization	(1,238)

Balance at December 31, 2012	$200

NOTE 16—EMPLOYEE BENEFIT PLANS

        The Company maintains two defined contribution benefit plans covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans and can also make discretionary contributions to the plans. The Company's expense under these plans was $225, $354 and $259 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company also maintains defined contribution benefit plans for certain foreign employees. The expense under these plans was $98, $60 and $38 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 17—RELATED PARTIES

        Certain of the Company's stockholders with aggregate interests of 15,471,945 in shares were affiliated with the Company's prior First and Second Lien term loan administrative agent and one of its lenders. The Company had entered into an interest rate swap agreement with this lender. See Note 13.

NOTE 18—SUBSEQUENT EVENT

        On January 22, 2013, the Board of Directors of the Company approved a cost-reduction action to cease manufacturing at the Company's East Windsor, Connecticut facility after being notified that it would lose First Solar, its largest customer. In addition, the Company expects to take additional headcount reductions and other cost-reduction measures at its Spain and Malaysia production facilities and at its Enfield, Connecticut headquarters during 2013. The Company is in the process of finalizing its plans.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

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

        We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on our assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company's fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

        All information in this Part may be found in the Company's proxy statement (the "Proxy Statement") to be delivered to stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report in connection with the annual meeting of stockholders, which is scheduled for May 14, 2013 (the "Annual Meeting") and such information is incorporated in this report by reference pursuant to General Instruction G (3) of Form 10-K.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedule

  (a)
  List of documents filed as part of this report or incorporated herein by reference:

  (1)
  Financial Statements:

        The following financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

Schedule II—Valuation and Qualifying Accounts

STR Holdings, Inc. and Subsidiaries

	Beginning Balance	Additions/ Charged to Expenses	Reductions	Balance at End of Period
Accounts Receivable Allowance for Doubtful Accounts:
Year ended December 31, 2012	$225	486	(593)	$118
Year ended December 31, 2011	$255	379	(409)	$225
Year ended December 31, 2010	$1,215	111	(1,071)	$255
Tax Valuation Allowance:
Year ended December 31, 2012	$—	491	—	$491
Year ended December 31, 2011	$—	—	—	$—
Year ended December 31, 2010	$—	—	—	$—

    (3)
    Exhibits:

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 5, 2009, among STR Holdings (New) LLC, STR Merger, Inc. and Specialized Technology Resources, Inc. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

2.2	Second and Amended and Restated Limited Liability Company Agreement of STR Holdings (New) LLC, dated as of November 5, 2009. (filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

2.3	Plan of Conversion of STR Holdings (New) LLC, dated as of November 6, 2009. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

2.4	Equity Purchase Agreement, dated August 15, 2011, by and among Specialized Technology Resources, Inc., Underwriters Laboratories, Inc. and STR Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).

2.5	Amendment Agreement with respect to Equity Purchase Agreement, dated September 1, 2011, by and among Specialized Technology Resources, Inc., Underwriters Laboratories, Inc. and STR Holdings, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).

3.1	Certificate of Incorporation of STR Holdings, Inc. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

3.2	Bylaws of the STR Holdings, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of November 6, 2009, among STR Holdings, Inc. and the stockholders party thereto. (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

4.3	Form of Indenture for the Debt Securities, among STR Holdings, Inc. and U.S. Bank National Association. (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3 filed on December 2, 2010 (file no. 001-34529) and incorporated herein by reference).

†10.1	Form of Indemnification Agreement between STR Holdings, Inc. and each of its directors and executive officers. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.2	2009 Equity Incentive Plan. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.3	Employment Agreement, dated as of July 18, 2008, between Specialized Technology Resources, Inc. and Dennis L. Jilot. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.4	Amendment, dated as of September 3, 2009, to the Employment Agreement between Specialized Technology Resources, Inc. and Dennis L. Jilot. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.5	Amendment No. 2 to the Employment Agreement, dated as of December 7, 2011 between Specialized Technology Resources, Inc. and Dennis L. Jilot. (filed as Exhibit 10.2 on the Company's Form 8-K filed on December 13, 2011 (file no. 001-34529) and incorporated herein by reference).

†10.6	Employment Agreement, dated as of June 15, 2007, between Specialized Technology Resources, Inc. and Barry A. Morris. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.7	Employment Agreement, dated as of December 7, 2011, between Specialized Technology Resources, Inc. and Robert S. Yorgensen. (filed as Exhibit 10.1 on the Company's Form 8-K filed on December 13, 2011 (file no. 001-34529) and incorporated herein by reference).

†10.8	Employment Agreement, dated as of April 12, 2010, between Specialized Technology Resources, Inc. and Alan N. Forman. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 12, 2010 (file no. 001-34529) and incorporated herein by reference).

†*10.9	Form of STR Holdings, Inc. Restricted Stock Agreement for executive officers that held incentive units in STR Holdings (New) LLC. (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.10	Form of STR Holdings, Inc. Restricted Stock Agreement for other holders of units in STR Holdings (New) LLC. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.11	Class A Unit Grant Agreement, dated as of November 5, 2009, between STR Holdings (New) LLC and Dennis L. Jilot. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.12	Restricted Stock Agreement, dated as of November 6, 2009, between STR Holdings, Inc, and Dennis L. Jilot. (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.13	Form of Restricted Stock Agreement of STR Holdings, Inc. (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.14	Specialized Technology Resources, Inc. Management Incentive Plan. (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.15	Form of STR Holdings, Inc. Option Award Agreement for executive officers. (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.16	Form of STR Holdings, Inc. Incentive Stock Option Award Agreement. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.17	Form of STR Holdings, Inc. Non Qualified Stock Option Award Agreement. (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).

†10.18	Transition Services Agreement dated September 1, 2011 by and between Specialized Technology Resources, Inc. and Underwriters Laboratories, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).

10.19	Credit Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2011 (file no. 001-34529) and incorporated herein by reference).

10.20	Exhibits to Credit Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2011 (file no. 001-34529) and incorporated herein by reference).

10.21	Security and Pledge Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the other parties identified as Obligors therein and Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2011 (file no. 001-34529) and incorporated herein by reference).

10.22	First Amendment to Credit Agreement and Security Agreement, dated as of September 28, 2012, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (filed as Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)

10.23	Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Company's Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)

10.24	Form of Executive Option Agreement (filed as Exhibit 10.3 to the Company's Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)

10.25	Executive Severance Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen (filed as Exhibit 10.4 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)

10.26	Executive Severance Agreement dated October 1, 2012 between the Company and Barry A. Morris (filed as Exhibit 10.5 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)

10.27	Executive Severance Agreement dated October 1, 2012 between the Company and Alan N. Forman (filed as Exhibit 10.6 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)

10.28	Executive Severance Agreement dated October 1, 2012 between the Company and Joseph C. Radziewicz (filed as Exhibit 10.7 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)

10.29	Executive Option Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen (filed as Exhibit 10.8 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)

10.30	Executive Option Agreement dated October 1, 2012 between the Company and Barry A. Morris (filed as Exhibit 10.9 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)

10.31	Executive Option Agreement dated October 1, 2012 between the Company and Alan N. Forman (filed as Exhibit 10.10 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)

10.32	Executive Option Agreement dated October 1, 2012 between the Company and Joseph C. Radziewicz (filed as Exhibit 10.11 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)

*21	Subsidiaries of STR Holdings, Inc.

*23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.DEF	XBRL Definition Linkbase Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 15, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name		Title	Date

By: Name:	/s/ ROBERT S. YORGENSEN Robert S. Yorgensen	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2013
By: Name:	/s/ JOSEPH C. RADZIEWICZ Joseph C. Radziewicz	Vice President and Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013
By: Name:	/s/ DENNIS L. JILOT Dennis L. Jilot	Chairman	March 15, 2013
By: Name:	/s/ SCOTT S. BROWN Scott S. Brown	Director	March 15, 2013
By: Name:	/s/ ROBERT M. CHISTE Robert M. Chiste	Director	March 15, 2013
By: Name:	/s/ JOHN A. JANITZ John A. Janitz	Director	March 15, 2013

Name		Title	Date

By: Name:	/s/ UWE KRUEGER Uwe Krueger	Director	March 15, 2013
By: Name:	/s/ ANDREW M. LEITCH Andrew M. Leitch	Director	March 15, 2013
By: Name:	/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director	March 15, 2013
By: Name:	/s/ SUSAN C. SCHNABEL Susan C. Schnabel	Director	March 15, 2013