Form 10-Q
period 2013-03-31
STR HOLDINGS, INC.
filed 2013-05-02
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001–34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27–1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1699 King Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

(860) 758–7300

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non–accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). YES ☐ NO ☒

At April 26, 2013, there were 41,687,286 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three Months Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,375	$81,985
Income tax receivable	9,515	6,939
Accounts receivable, trade, less allowances for doubtful accounts of $458 and $118 in 2013 and 2012, respectively	4,008	5,316
Inventories	7,492	8,585
Prepaid expenses	1,307	1,374
Deferred tax assets	2,018	1,823
Other current assets	1,070	596
Total current assets	103,785	106,618
Property, plant and equipment, net	27,474	27,750
Deferred financing costs, net	172	189
Deferred tax assets	10,247	11,728
Other noncurrent assets	870	879
Total assets	$142,548	$147,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,908	$2,893
Accrued liabilities (Note 7)	9,025	10,376
Income taxes payable	780	917
Total current liabilities	13,713	14,186
Other long—term liabilities	5,431	5,539
Total liabilities	19,144	19,725
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,688,320 and 41,684,598 issued and outstanding, respectively, in 2013 and 41,684,960 and 41,681,238 issued and outstanding, respectively, in 2012	416	416
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	234,183	233,659
Accumulated deficit	(108,345)	(104,135)
Accumulated other comprehensive loss, net	(2,793)	(2,444)
Total stockholders’ equity	123,404	127,439
Total liabilities and stockholders’ equity	$142,548	$147,164

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended March 31,
	2013	2012
Net sales	$11,215	$31,083
Cost of sales	11,916	29,083
Gross profit	(701)	2,000
Selling, general and administrative expenses	4,137	6,668
Research and development expense	904	1,078
Provision for bad debt expense	340	1,606
Goodwill impairment (Note 6)	—	82,524
Operating loss	(6,082)	(89,876)
Interest income (expense), net	1	(61)
Amortization of deferred financing costs	(17)	(82)
Other income (Note 8)	—	7,201
Foreign currency transaction gain (loss)	44	(288)
Loss from continuing operations before income tax benefit	(6,054)	(83,106)
Income tax benefit from continuing operations	(1,844)	(975)
Net loss from continuing operations	(4,210)	(82,131)
Discontinued operations (Note 3):
Earnings from discontinued operations before income tax (benefit) expense	—	—
Income tax (benefit) expense from discontinued operations	—	—
Net earnings from discontinued operations	—	—
Net loss	$(4,210)	$(82,131)
Other comprehensive (loss) income:
Foreign currency translation (net of tax effect of $(188) and $535, respectively)	(349)	994
Other comprehensive (loss) income	(349)	994
Comprehensive loss	$(4,559)	$(81,137)
Net loss per share (Note 4):
Basic from continuing operations	$(0.10)	$(2.00)
Basic from discontinued operations	—	—
Basic	$(0.10)	$(2.00)

Diluted from continuing operations	$(0.10)	$(2.00)
Diluted from discontinued operations	—	—
Diluted	$(0.10)	$(2.00)
Weighted—average shares outstanding (Note 4):
Basic	41,556,736	41,155,562
Diluted	41,556,736	41,155,562

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(4,210)	$(82,131)
Net earnings from discontinued operations	—	—
Net loss from continuing operations	(4,210)	(82,131)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	492	1,838
Goodwill impairment	—	82,524
Amortization of intangibles	—	2,108
Amortization of deferred financing costs	17	82
Stock—based compensation expense	354	1,474
Provision for bad debt expense	340	1,606
Deferred income tax benefit	(248)	(1,523)
Changes in operating assets and liabilities:
Accounts receivable	916	(167)
Income tax receivable	(1,634)	2,847
Inventories	1,024	8,191
Other current assets	(480)	1,390
Accounts payable	1,065	2,410
Accrued liabilities	(1,231)	(377)
Income taxes payable	(138)	957
Other, net	72	(80)
Net cash (used in) provided by continuing operations	(3,661)	21,149
Net cash provided by (used in) discontinued operations	738	(5,110)
Net cash (used in) provided by operating activities	(2,923)	16,039

INVESTING ACTIVITIES
Capital expenditures	(480)	(5,538)
Net cash used in continuing operations	(480)	(5,538)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(480)	(5,538)

FINANCING ACTIVITIES
Proceeds from common stock issued under employee stock purchase plan	9	11
Net cash provided by continuing operations	9	11
Net cash used in discontinued operations	—	—
Net cash provided by financing activities	9	11

Effect of exchange rate changes on cash	(216)	918

Net change in cash and cash equivalents	(3,610)	11,430
Cash and cash equivalents, beginning of period	81,985	58,794
Cash and cash equivalents, end of period	$78,375	$70,224

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10—Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in STR Holdings, Inc.’s (the “Company”) Form 10—K filed with the SEC on March 15, 2013. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

The year—end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates. Certain prior periods’ disclosures have been reclassified to conform to the current period’s presentation.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements in the three months ended March 31, 2013 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3—DISCONTINUED OPERATIONS

On August 16, 2011, the Company entered into an equity purchase agreement to sell its Quality Assurance (“QA”) business to Underwriters Laboratories (“UL”) for $275,000 plus assumed cash. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. In addition, the Company and UL entered into a transition services agreement, pursuant to which the Company agreed to provide certain services to UL following the closing of the sale, including accounting, tax, legal, payroll and employee benefit services. UL agreed to provide certain information technology services to the Company pursuant to such agreement. On September 1, 2011, the Company completed the sale of the QA business for total net cash proceeds of $283,376, which included $8,376 of estimated cash assumed in certain QA locations. On September 1, 2011, pursuant to the terms and conditions of the equity purchase agreement, as amended, the Company transferred the applicable assets, liabilities, subsidiaries and employees of the QA business to Nutmeg Holdings, LLC (“Nutmeg”) and STR International, LLC (“International,” and together with Nutmeg and their respective subsidiaries, the “Nutmeg Companies”), and immediately thereafter sold its equity interest in each of the Nutmeg Companies to designated affiliates of UL. The Company decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company’s polymer manufacturing capabilities, and to retire its long—term debt.

In the fourth quarter of 2011, the Company received $2,727 in additional cash proceeds from UL related to the finalization of the excess cash and working capital adjustments in accordance with the purchase agreement.

In accordance with ASC 250—20—Presentation of Financial Statements—Discontinued Operations and ASC 740—20—Income Taxes—Intraperiod Tax Allocation, the accompanying Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Cash Flows present the results of the QA business as discontinued operations. Prior to the sale, the QA business was a segment of the Company. The Company has no continuing involvement in the operations of the QA business and does not have any direct cash flows from the QA business subsequent to the sale. Accordingly, the Company has presented the QA business as discontinued operations in these Condensed Consolidated Financial Statements.

As anticipated and in conjunction with the closing of the sale of the QA business, the Company became non—compliant with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, the Company terminated the 2007

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

Credit Agreements and used approximately $237,732 from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent. In connection with the payoff of all the existing debt, the Company also wrote off $3,586 of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements.

The Company did not have any discontinued operations for the three months ended March 31, 2013.

NOTE 4—EARNINGS PER SHARE

The calculation of basic and diluted loss per share for the periods presented is as follows:

	Three Months Ended March 31,
	2013	2012
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(4,210)	$(82,131)
Net earnings from discontinued operations	—	—
Net loss	$(4,210)	$(82,131)
Denominator:
Weighted—average shares outstanding	41,556,736	41,155,562
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	—	—
Weighted—average shares outstanding with dilution	41,556,736	41,155,562

Net loss per share:
Basic from continuing operations	$(0.10)	$(2.00)
Basic from discontinued operations	—	—
Basic	$(0.10)	$(2.00)

Diluted from continuing operations	$(0.10)	$(2.00)
Diluted from discontinued operations	—	—
Diluted	$(0.10)	$(2.00)

Due to the loss from continuing operations for the three months ended March 31, 2013 and 2012, diluted weighted—average common shares outstanding does not include 193 and 11,193 shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti—dilutive.

Since the effect would be anti—dilutive, there were 193 and 91 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted—average shares outstanding for the three months ended March 31, 2013 and 2012, respectively.

Since the effect would be anti—dilutive, there were 3,929,910 and 3,400,121 stock options outstanding that were not included in the computation of diluted weighted—average shares outstanding for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5—INVENTORIES

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Finished goods	$2,265	$2,030
Raw materials	5,227	6,555
Inventories	$7,492	$8,585

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG—LIVED ASSETS AND GOODWILL

Intangible Assets

The Company recorded the estimated fair values of intangible assets acquired in connection with the DLJ Merchant Bankers June 15, 2007 acquisition of the Company (“2007 DLJ Transaction”). The Company recorded an impairment charge of $135,480 as of December 31, 2012. Refer to the impairment testing section below.

Goodwill

Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the 2007 DLJ Transaction. During the three months ended March 31, 2012, the Company recorded an impairment charge of $82,524 as of March 31, 2012.  Refer to the impairment testing section below.

Impairment Testing

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, the Company assesses the impairment of its long—lived assets including its definite—lived intangible assets, property, plant and equipment and goodwill, at least annually for goodwill, and whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the Company assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that were generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which the Company used its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company’s common stock.

During the first quarter of 2012, the market capitalization of the Company’s common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, the Company determined that a triggering event occurred requiring it to test its long—lived assets and its goodwill for impairment as of March 31, 2012. Prior to performing its goodwill impairment test, the Company first assessed its long—lived assets for impairment as of March 31, 2012. The Company concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of the Company’s asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

After evaluating its long—lived assets for impairment, the Company proceeded to test its goodwill for impairment. At March 31, 2012, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit’s net book value exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that the implied fair value of goodwill was lower than its carrying value and recorded a non—cash goodwill impairment charge of $82,524 during the three months ended March 31, 2012. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company’s cash flow projections. Based on the other—than—temporary decline in the Company’s stock price and its net book value exceeding the market capitalization of its common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. The Company believes the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company—specific factors, industry conditions and overall economic conditions.

As of December 31, 2012, due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non—EVA encapsulant materials and the Company’s initial 2013 sales outlook which includes the loss of its largest customer, the Company determined that a triggering event occurred to test its long—lived assets for recoverability. In conjunction with a valuation specialist, the Company determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of the Company’s asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG—LIVED ASSETS AND GOODWILL (Continued)

Since the asset group’s carrying value was not recoverable, the Company, in conjunction with a valuation specialist, fair valued the asset group incorporating market participant assumptions. The Company estimated the fair value of its asset group under the income approach using a discounted cash flow model which incorporated its cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the assessment, the Company calculated an impairment charge which was allocated to each of the long—lived assets on a pro—rata basis using the relative carrying values of those assets as of December 31, 2012. However, the Company did not reduce the carrying value of such assets below their fair value where such value could be determined without undue cost and effort. Therefore, the Company recorded a non—cash impairment charge of $135,480 to its intangible assets and $37,431 to its property, plant and equipment as of December 31, 2012. The Company re—evaluated the depreciable lives of such long—lived assets and determined a revision to those lives was not warranted.

At March 31, 2013, there were no indicators which significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed. However, if the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability or ceases operations at any of its facilities, the Company’s property, plant and equipment may be subject to future impairment and/or accelerated depreciation.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Product performance	$3,861	$3,959
Grants	2,253	2,320
Salaries and wages	802	1,021
Professional fees	366	732
Restructuring	226	200
Environmental	91	105
Other	1,426	2,039
Total	$9,025	$10,376

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

The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2013	March 31, 2012
Balance as of beginning of year	$3,959	$4,762
Additions	15	109
Reductions	—	(848)
Foreign exchange impact	(113)	115
Balance as of end of period	$3,861	$4,138

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Connecticut Department of Energy and Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450—Contingencies, the Company accrued the estimated cost to remediate. The following table summarizes the Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2013	March 31, 2012
Balance as of beginning of year	$105	$350
Additions	—	—
Reductions	(14)	—
Balance as of end of period	$91	$350

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

The Company received the $7,201 payment during the first quarter of 2012, which is recorded in Other Income on its Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012.

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

EVASA

In 2010, Specialized Technologies Recourses España S.A. (“STRE”) learned that a competitor, Encapsulantes De Valor Anandida, S.A. (“EVASA”), was making encapsulant products that were substantially similar to STR’s products. Upon investigation it was learned that Juan Diego Lavandera (“Lavandera”), a former employee of STRE, was employed by EVASA.  It is believed that Lavandera, a former Production Supervisor with STRE, breached his contractual duties, by disclosing STR’s trade secrets to EVASA. On December 15, 2011, STRE and STR filed a confidential preliminary injunction petition with the Commercial Court No. 1 in A Coruña, Galicia, Spain (the “Court”) requesting an investigation of EVASA by the Court, including a search of EVASA’s premises. The investigation was to assess the facts related to the Company’s claims against Lavandera and EVASA for (i) trade secret infringement, (ii) the breach by Lavandera of his contractual obligations to STRE; and (iii) taking unfair advantage of STRE’s “effort”.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using the Company’s manufacturing process and product formulations. On October 10, 2012, STRE and the Company filed a preliminary injunction petition (the “PI Petition”) requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR’s trade secrets. In connection with the PI Petition, STR and STRE offered to post a bond in the amount of EUR 50 (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if the Company’s claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013 the Court denied the PI Petition. The Company has appealed the Court’s decision and intends to pursue its claim on the merits. In the event that the appeal of the PI Petition is denied, the Company may be responsible for EVASA’s legal fees, however at this time the payment of such fees is not probably or determinable.

NOTE 9—INCOME TAXES FROM CONTINUING OPERATIONS

During the three months ended March 31, 2013, the Company recorded an income tax benefit of $1,844, resulting in an effective tax rate of 30.5%.  The tax provision reflects discrete items in the quarter primarily relating to disallowed foreign losses resulting in a $1,150 expense in the quarter. The projected annual effective tax rate excluding these discrete items is a benefit of 49.5% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by the Company’s expected mix of geographic earnings.

During the three months ended March 31, 2012, the Company recorded an income tax benefit of $975, resulting in an effective tax rate of 1.2%.  The tax provision reflects discrete items in the quarter relating to the goodwill impairment for which no tax benefit was recorded and settlement of income tax audits resulting in a $1,000 benefit in the quarter. The projected annual effective tax rate excluding these discrete items was a benefit of 15.3% as compared to the U.S. federal statutory rate of 35.0%. The lower projected annual effective tax rate was principally driven by the Company’s decision to permanently reinvest its Malaysia subsidiary’s earnings locally, eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction and the mix of expected geographic earnings.

A shift in the mix of the Company’s expected geographic earnings, primarily in Malaysia, could cause its expected effective tax rate to change significantly.

On March 7, 2012, the Internal Revenue Service (“IRS”) issued Revenue Procedures 2012—19 and 2012—20 (“Revenue Procedures”) that provide a procedure for a taxpayer to follow in order to obtain automatic consent of the Commissioner to change its methods of accounting. The Revenue Procedures were issued to comply with the tangible property temporary regulations that were issued on December 23, 2011. The Revenue Procedures allow taxpayers to change their method of accounting for tax years beginning on or after January 1, 2012. The Company is assessing the impact of the Revenue Procedures and whether any change to its method of accounting will be warranted.

NOTE 10—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2013 are as follows:

	Common Stock		Treasury Stock		Additional Paid—In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2012	41,553,178	$416	3,722	$(57)	$233,659	$(104,135)	$(2,444)	$127,439
Stock—based compensation	4,626	—	—	—	515	—	—	515
Employee stock purchase plan	3,360	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	(4,210)	—	(4,210)
Foreign currency translation, net of tax	—	—	—	—	—	—	(349)	(349)
Balance at March 31, 2013	41,561,164	$416	3,722	$(57)	$234,183	$(108,345)	$(2,793)	$123,404

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At March 31, 2013, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2013, there were 41,688,320 shares issued and 41,684,598 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 41,684,598 shares outstanding are 41,561,164 shares of common stock and 123,434 shares of unvested restricted common stock.

Treasury Stock

In connection with the Company’s former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At March 31, 2013, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 11—STOCK—BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. A total of 4,750,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock—based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four—year period and expire ten years from date of grant. There were 455,381 shares available for grant under the 2009 plan as of March 31, 2013.

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2013:

	Options Outstanding
	Number of Shares	Weighted— Average Exercise Price	Weighted— Average Remaining Contractual Term (in years)	Weighted— Average Grant—Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2012	3,929,910	$9.03	7.75	$3.84	$(26,959)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	—	$—	—	$—	$—
Balance at March 31, 2013	3,929,910	$9.03	7.50	$3.84	$(26,959)
Vested and exercisable as of March 31, 2013	2,651,513	$11.37	6.63	$4.59	$(24,394)
Vested and exercisable as of March 31, 2013 and expected to vest thereafter	3,929,910	$9.03	7.50	$3.84	$(26,959)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.17 of the Company’s common stock on March 28, 2013.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—STOCK—BASED COMPENSATION (Continued)

As of March 31, 2013, there was $2,294 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted common stock activity of the Company for the three months ended March 31, 2013:

	Unvested Restricted Shares
	Number of Shares	Weighted— Average Grant—Date Fair Value
Unvested at December 31, 2012	128,060	$7.46
Granted	—	$—
Vested	(4,626)	$8.11
Canceled	—	$—
Unvested at March 31, 2013	123,434	$7.44
Expected to vest after March 31, 2013	123,434	$7.44

As of March 31, 2013, there was $623 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately 1.7 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

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

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods during the year in which eligible employees may participate. The first offering period commenced in the fourth quarter of 2011. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased multiplied by the 10% discount is recorded by the Company as stock—based compensation. The Company recorded $1 in stock—based compensation expense relating to the ESPP for the three months ended March 31, 2013. There were 486,099 shares available for purchase under the ESPP as of March 31, 2013.

The Company has a deferred compensation arrangement with certain members of management which states upon the earlier of December 31, 2015, sale of the Company, or termination of employment for any reason, the members are entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments are tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment to the members in the aggregate is $1,997. In accordance with ASC 718—30, the obligation should be remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price as of March 31, 2013 which is a Level 1 input. Based upon the difference of the floor in the agreements and the Company’s common stock price at March 31, 2013, $161 of accrued compensation was reversed during the three months ended March 31, 2013, resulting in a liability of $1,003, which is reflected in other long—term liabilities.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—STOCK—BASED COMPENSATION (Continued)

Stock—based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Income categories for continuing operations:

	Three Months Ended March 31,
	2013	2012
Cost of sales	$—	$—
Selling, general and administrative expense	$350	$1,466
Research and development expense	$4	$8
Total option exercise recognized tax benefit	$—	$—

NOTE 12—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income and expense, income tax expense, depreciation, amortization of intangible assets, goodwill impairment, stock—based compensation expense, amortization of deferred financing costs, restructuring and certain non—recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended March 31,
	2013	2012
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(3,619)	$4,981
Depreciation and amortization	(492)	(3,946)
Amortization of deferred financing costs	(17)	(82)
Interest income (expense), net	1	(61)
Income tax benefit	1,844	975
Restructuring	(1,573)	—
Goodwill impairment	—	(82,524)
Stock—based compensation	(354)	(1,474)
Net Loss from Continuing Operations	$(4,210)	$(82,131)

Operations by Geographic Area

	Three Months Ended
	March 31,
	2013	2012
Net Sales
Malaysia	$6,237	$13,391
Spain	3,649	11,326
United States	1,329	6,366
Total Net Sales	$11,215	$31,083

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long—Lived Assets by Geographic Area

	March 31,	December 31,
	2013	2012
Long—Lived Assets
United States	$6,919	$6,738
Malaysia	9,134	9,063
Spain	9,245	9,772
China	2,170	2,170
Hong Kong	6	7
Total Long—Lived Assets	$27,474	$27,750

Foreign sales are based on the country in which the sales originate. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2013 was $8,309 and to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2012  was $10,540.

Accounts receivable from the three customers amounted to $2,594 and accounts receivable from one customer amounted to $1,967 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 13—COST REDUCTION ACTIONS

On January 22, 2013, the Board of Directors of the Company approved a cost—reduction action to cease manufacturing at the Company’s East Windsor, Connecticut facility after being notified its largest customer selected an alternative supplier. In addition, the Company executed headcount reductions of 130 employees on a global basis during the first quarter of 2013.

In conjunction with these headcount reductions, the Company recognized severance and other benefits of $1,268 in cost of sales and $305 in selling, general and administrative expense for the three months ended March 31, 2013.

A rollforward of the restructuring accrual, which is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was as follows:

March 31, 2013
Balance at December 31, 2012	$200
Additions	1,573
Cash utilization	(1,547)
Balance at March 31, 2013	$226

NOTE 14—FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•                  Level 1 — quoted prices in active markets for identical assets and liabilities;

•                  Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•                  Level 3 — unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of March 31, 2013:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

	Financial assets and liabilities at fair value as of March 31, 2013
	Level 1	Level 2	Level 3

Money market funds (1)	$29,446	$—	$—
Deferred compensation (2)	$—	$1,003	$—
Total	$29,446	$1,003	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Included in other long—term liabilities on the Company’s Condensed Consolidated Balance Sheet.  Refer to Note 11 for further information.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

STR Holdings, Inc. and its subsidiaries (“we”, “us”, “our” or the “Company”) commenced operations in 1944 as a plastics and industrial materials research and development company. Based upon our expertise in polymer science, we evolved into a global provider of encapsulants to the solar industry. Encapsulant is a critical component used to protect and hold solar modules together.

We were the first to develop ethylene—vinyl acetate (“EVA”) based encapsulants for use in commercial solar module manufacturing. Our initial development research was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time, we have expanded our solar encapsulant business, by investing in research and development and global production capacity.

The Company also launched a quality assurance business (“QA”) during the 1970s, which provided product development, inspection, testing and audit services that enabled our retail and manufacturing customers to determine whether products met applicable safety, regulatory, quality, performance and social standards. In September 2011, we sold our QA business to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. We divested QA to allow us to focus exclusively on our solar encapsulant business and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long—term debt. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Quarterly Report on Form 10—Q. Further information about our divestiture of QA is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the December 31, 2012 Annual Report on Form 10—K.

RECENT LOSS OF MAJOR CUSTOMER

We were informed in January 2013 that our largest customer, First Solar, Inc. (“First Solar”), will cease sourcing encapsulant from us starting in the first half of 2013. First Solar accounted for $39.2 million, or 41%, of our 2012 net sales and we expect approximately $5.5 million of net sales to First Solar in 2013 of which $5.2 million occurred in the first quarter of 2013.

STRATEGIC FOCUS

Our mission is to be a leading global supplier of encapsulation products through continued innovation and operational excellence. In order to achieve our mission in the current industry environment, we have developed a strategy that consists of four areas of focus: (1) increase sales volumes from anticipated 2013 levels and reposition our customer base after receiving notice from First Solar, (2) further reduce our cost structure, (3) innovate new products and (4) maintain and utilize our strong balance sheet. Significant areas of tactical emphasis related to execution of this strategy are as follows:

•                  Increase Sales Volume. During the past few years, global solar demand shifted as module manufacturers located in Asia, particularly in China, obtained market share from European and North American competitors. Also, many Asian governments announced solar incentive programs to increase the demand for solar energy in their respective countries, such as the Golden Sun and Building Integrated Photovoltaic programs in China. Based on these two emerging patterns, we have been actively seeking to increase our market share in the Asia—Pacific region.

Initially, we increased our presence in the Asian market through the building and subsequent expansion of our Malaysia facility. The strategic location of this plant serves as an advantageous gateway to all of Asia, including China, South Korea, Japan, India and Taiwan. During 2011, we increased the floor space of our Malaysia facility to provide for total capacity of up to approximately 5.0 gigawatts (“GW”) and increased our production capacity to 3.6 GW. We believe that our Malaysia plant has enhanced our competitive position in various Asian markets by allowing us to take advantage of reduced lead times, lower logistics costs and improved customer service.

We also continue to develop our infrastructure in China with the intent of better penetrating module manufacturers located there. We formed a wholly foreign—owned enterprise in China, received a business license, purchased land near Shanghai and expanded our local sales and technical service teams in the Asia—Pacific region. We have established a technical service laboratory in China to improve our customer service and provide support in launching new products. We are in the process of executing an agreement to lease manufacturing space that can accommodate 1.5 GW of production capacity. We expect to have 1.0 GW of production equipment operational in China by December 31, 2013.

We are actively introducing our next generation encapsulant formulation that is currently being evaluated by over thirty module manufacturers, including fifteen in China. The launch of our next generation encapsulant is progressing with favorable test results and the successful completion of damp heat testing with several prospective customers. To date, we have received initial commercial orders from five customers. We expect to receive additional test results from other prospective customers in the first half of 2013 and continue to expand sales of this new product.

•                  Further Reduce Our Cost Structure. We continuously seek to improve our competitive position by reducing our manufacturing costs. Due to the excess capacity that currently exists in the solar industry, continued price pressure experienced by the entire supply chain and our loss of First Solar as a customer, cost reduction is an important short—term goal. We have recently executed a cost—reduction initiative that drove approximately $18.2 million of savings in 2012 involving raw materials, labor, manufacturing overhead and selling, general and administrative expenses. During 2013, we have developed further cost—reduction measures that we believe will generate approximately $19.0 million in annual savings of which approximately $5.0 million has been realized in the first quarter.

Raw Materials: During 2010 and into 2011, we experienced significant raw material cost inflation, primarily related to EVA resin, which accounts for approximately 45% to 50% of our cost of sales. In the later part of 2011 and during 2012, resin prices declined significantly. The decline was mainly due to favorable dynamics in the resin market where capacity exceeded demand from industries other than solar. We expect this trend to continue as more resin capacity is expected to come online. In addition, we have been actively negotiating with our vendors to ensure we are receiving competitive pricing and continue to identify new vendors to increase our depth in sourcing alternatives. These factors allowed us to purchase resin at an approximate 13.2% lower average cost as of March 31, 2013 than the price paid at the end of 2012.

In addition, we are in the process of introducing a paperless encapsulant that will lower our costs while retaining the long—term quality benefits of our legacy encapsulants. Paper currently represents approximately 12% of our variable cost per unit. During the first quarter of 2013, approximately 2% of our net sales were generated from paperless products. However, five customers have recently certified this change and we expect our sales of paperless product to approximate 30% to 40% of total sales by the end of 2013.

Labor: During 2012, we reduced our headcount by 97 employees at our Connecticut and Spain facilities. In conjunction with our 2012 headcount reductions, we recognized severance costs of $1.0 million in cost of sales and $0.4 million in selling, general and administrative expenses for the year ended December 31, 2012. The anticipated pre—tax annual savings associated with such headcount reductions is approximately $5.9 million.

In January 2013, we initiated a cost—reduction action to reduce our headcount by approximately 130 employees to match our cost structure with lower anticipated demand for our product. We incurred $1.6 million of cash severance costs related to these layoffs that are expected to generate approximately $7.5 million in annual pre—tax savings.

Manufacturing Overhead: In January 2013, we announced the termination of manufacturing operations at our East Windsor, Connecticut facility. However, we continue to operate our global research and development and engineering functions at this location. We are currently working to reduce our fixed costs associated with this facility. Potential options could include a sublease of a portion of this facility or entering into a sale—leaseback transaction.

Selling, General and Administrative: We have reduced our selling, general and administrative expenses by reducing headcount, optimizing travel spending, streamlining back office functions and obtaining cost reductions from certain existing and new service providers. As of March 31, 2013, we have realized savings of approximately $1.5 million.

We will seek to make additional improvements to our cost structure by trying to obtain continued raw material price reductions, improving raw material utilization and scrap rates, increasing fixed—cost absorption associated with the leverage of anticipated future sales volume growth and optimizing our global manufacturing and distribution footprint to reduce delivery and other logistical costs. In addition, we will continue to adjust our labor resources and production capabilities to match forecasted demand for our encapsulants.

•                  Innovate New Products. Throughout our history, we have been innovators in the field of encapsulant technology. We intend to leverage our technical expertise and the experience derived from our greater than 30 years of innovation to continue to develop high value—added products that can be commercialized quickly and with scale to meet evolving customer needs and to maintain and enhance our competitive position.

Our East Windsor, Connecticut facility houses a 20,000 square foot, state—of—the—art research and development center that became operational in the second quarter of 2012. The laboratory increased our analytical, physical and electrical testing capabilities. We also have the ability to construct and laminate full—sized modules for testing.

We have established technical service laboratories at our Spain and Malaysia facilities and one in China. These laboratories provide increased technical knowledge and support to our customers and will aid in the commercial launch of new products.

We have expanded our overall product portfolio to meet various customer requirements. We have recently launched the following:

•                  A mega fast encapsulant that enables significant capital avoidance and efficiency gains for automated module manufacturers, such as a 4—minute lamination cycle, which is significantly faster than typical cycles of 12 to 18 minutes.

•                  A high—light transmission formulation that enables a wider spectrum of light to reach the cells, which may enhance certain module output by approximately 1%.

•                  We have introduced our next generation EVA—based encapsulant that we believe possesses enhanced potential induced degradation (“PID”) resistant properties. PID is the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cells and is a factor that could adversely impact the energy yield of crystalline silicon solar modules. In addition, our next generation encapsulant also possesses a wider process window, high—light transmission, improved volume resistivity and superb long—term clarity. This product is currently being evaluated by many module manufacturers, including fifteen located in China. To date, we have received initial commercial orders from six customers.

•                  We are also developing a polyolefin elastomer (“POE”) based encapsulant. This encapsulant offers lower moisture vapor transmission, PID resistant properties and improved thermal stability at very high temperatures. To date, our POE encapsulant has outperformed other competitors’ POE encapsulants in laboratory testing performed by a potential customer. We expect to further seed the market with samples during the remainder of 2013.

•                  Maintain and Utilize our Strong Balance Sheet. A large number of companies in the solar manufacturing industry possess significant amounts of debt, and many have recently declared bankruptcy. As solar projects continue to be developed, we believe that financial institutions, project investors and insurance companies will increasingly favor projects with less risk, which are constructed with high—quality materials supplied from well—capitalized companies.

As of March 31, 2013, we had $78.4 million of cash and no debt. Our strong balance sheet provides flexibility to pursue growth opportunities that may present themselves in the encapsulant market, in other solar product or service offerings, or in non—solar markets where we can leverage our polymer and extrusion manufacturing competencies.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long—lived assets, product performance matters, income taxes, stock—based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10—K filed with the Securities and Exchange Commission on March 15, 2013.

There have been no changes in our critical accounting policies during the quarter ended March 31, 2013.

IMPAIRMENT ANALYSIS

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, we assess the impairment of our long—lived assets including our definite—lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that were generated under our trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

During the first quarter of 2012, the market capitalization of our common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, we determined that a triggering event occurred requiring us to test our long—lived assets and our goodwill for impairment as of March 31, 2012. Prior to performing our goodwill impairment test, we first assessed our long—lived assets for impairment as of March 31, 2012. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of our asset group which is our reporting unit ($333.4 million as of March 31, 2012) by $200.5 million. The undiscounted cash flows were derived from the same financial forecast utilized in our goodwill impairment analysis. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. For this impairment analysis, we used undiscounted cash flows reflecting a sales decline of 23% in 2012 and a sales increase of 20% and 22% in 2013 and 2014, respectively. Subsequent to 2014, a normalized 3% annual sales growth rate was used for the remaining useful life. We estimated our EBITDA margin to range from 12% to 16%. After evaluating our long—lived assets for impairment, we proceeded to test our goodwill for impairment. At March 31, 2012, we completed step one of the impairment test by valuing our reporting unit with the assistance of a valuation specialist and determined that our reporting unit’s net book value exceeded our fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that the implied fair value of goodwill was lower than our carrying value and recorded a non—cash goodwill impairment charge of $82.5 million. We estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated our cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other—than—temporary decline in our stock price and our net book value exceeding the market capitalization of our common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both our specific factors, industry conditions and overall economic conditions.

At December 31, 2012, due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non—EVA encapsulant materials and our initial 2013 sales outlook which included the loss of our largest customer, we determined that a trigger event occurred to test our long—lived assets for recoverability. In conjunction with a valuation specialist, we determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of our asset group which is our reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

Since the asset group’s carrying value was not recoverable, we, in conjunction with a valuation specialist, fair valued the asset group incorporating market participant assumptions. We estimated the fair value of our asset group under the income approach using a discounted cash flow model which incorporated our cash flow projections. In performing the fair value analysis, we used discounted cash flows reflecting a sales decline of 43% in 2013 and a sales increase of 35% and 30% in 2014 and 2015, respectively. Subsequent to 2015, a normalized 3% annual sales growth rate was used for the remaining useful life of our existing long—lived assets. We estimated our EBITDA margin to range from (22)% to 10%. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date.

Based on the assessment, we calculated an impairment charge which was allocated to each of the long—lived assets on a pro—rata basis using the relative carrying values of those assets as of December 31, 2012. However, we did not reduce the carrying value of such assets below their fair value where such value could be determined without undue cost and effort. Therefore, we recorded a non—cash impairment charge of $135.5 million to our intangible assets and $37.4 million to our property, plant and equipment as of December 31, 2012. We re—evaluated the depreciable lives of such long—lived assets and determined a revision to those lives was not warranted.

At March 31, 2013, there were no indicators which significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed. However, if we experience a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability or cease operations at any of our facilities, our property, plant and equipment may be subject to future impairment and/or accelerated depreciation.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net sales	$11,215	$31,083
Cost of sales	11,916	29,083
Gross profit	(701)	2,000
Selling, general and administrative expenses	4,137	6,668
Research and development expense	904	1,078
Provision for bad debt expense	340	1,606
Goodwill impairment	—	82,524
Operating loss	(6,082)	(89,876)
Interest income (expense), net	1	(61)
Amortization of deferred financing costs	(17)	(82)
Other income	—	7,201
Foreign currency transaction gain (loss)	44	(288)
Loss from continuing operations before income tax benefit	(6,054)	(83,106)
Income tax benefit from continuing operations	(1,844)	(975)
Net loss from continuing operations	$(4,210)	$(82,131)

Net Sales

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net Sales	$11,215	100%	$31,083	100%	$(19,868)	(63.9)%

The decrease in net sales for the three months ended March 31, 2013 compared to the corresponding period in 2012 was primarily driven by an approximate 57% decrease in sales volume combined with an approximate 15% decrease in our ASP.

The ASP decline was driven by price reductions granted to certain customers due to intensified competition and continued overall pricing pressure experienced in the encapsulant market as well as by most companies in the solar supply chain.

Our volume decline for the three months ended March 31, 2013 was driven by the scale down of First Solar as a customer, continuing intensified competition in the encapsulant market, including pressure on pricing and terms, and competitive technologies entering the marketplace. In addition, some of our customers continue to lose market share to certain Chinese module manufacturers who are currently not our customers.

In order to increase our market share and sales volume in the future, we must penetrate certain Tier 1 Chinese module manufacturers who are currently not our customers. We have been actively pursuing these Chinese customers; however, our legacy encapsulant formulations are highly complex and have not performed optimally with certain module manufacturers located in China due to different manufacturing processes and module components compared to our existing customer base. However, we are in the process of introducing our next generation encapsulant formulations, which we believe possess enhanced PID properties and have been specifically engineered for the manufacturing processes typically utilized in China. We have passed many internal qualification tests and have received initial commercial orders from six customers. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third—party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and specified by each module manufacturer.

We expect that demand for our encapsulant will remain soft until we receive orders from new customers for our next generation encapsulant, specifically certain Tier 1 Chinese module manufacturers. In addition to new product introductions, we have recently expanded our local sales and technical services teams in China to help generate additional sales volume.

Cost of Sales

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of Sales	$11,916	106.3%	$29,083	93.6%	$(17,167)	(59.0)%

The decrease in our cost of sales for the three months ended March 31, 2013 compared to the corresponding period in 2012 reflects an approximate 57% decrease in sales volume. Raw material costs decreased by $12.7 million due to lower production volume and the utilization of lower priced raw materials. Direct labor costs decreased by $0.3 million due to lower volume and the benefit of prior cost—reduction measures that more than offset $1.3 million of restructuring charges recorded in 2013. Overhead costs decreased by $4.1 million mostly due to a reduction of $2.1 million of non—cash intangible asset amortization and $1.2 million of lower depreciation expense due to the long—lived asset impairment recorded at December 31, 2012.  Refer to Note 6 in the notes to the condensed consolidated financial statements.  In addition, we benefited from the savings associated with prior cost—reduction actions including the headcount reduction actions taken during 2012 and the first quarter of 2013.

Gross Profit

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross Profit	$(701)	(6.3)%	$2,000	6.4%	$(2,701)	(135.1)%

Gross profit as a percentage of net sales declined for the three month period ended March 31, 2013 mainly as a result of decreased net sales due to lower ASP, $1.3 million of restructuring charges and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption.  These negative impacts more than offset the benefit from previous cost—reduction actions and $3.3 million of lower depreciation and intangible asset amortization as discussed above.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$4,137	36.9%	$6,668	21.5%	$(2,531)	(38.0)%

SG&A decreased $2.5 million for the three months ended March 31, 2013 compared to the corresponding period in the prior year. This decrease was driven by cost—reduction measures and lower professional fees of $0.5 million. Non—cash stock—based compensation also decreased by $1.1 million due to the vesting of equity awards granted at the time of our initial public offering. Labor and benefits decreased $0.9 million due to the headcount reductions and lower incentive compensation during the first quarter of 2013, that more than offset $0.3 million of restructuring charges recorded in 2013.

Research and Development Expense

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Research and development expense	$904	8.1%	$1,078	3.5%	$(174)	(16.1)%

Research and development expense decreased $0.2 million for the three months ended March 31, 2013 compared to the corresponding period in the prior year. This decrease was driven by cost—reduction measures and lower development costs associated with the launch of our next generation encapsulant as it reached commercialization stage in late 2012.

Provision for Bad Debt Expense

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision for bad debt expense	$340	3.0%	$1,606	5.2%	$(1,266)	(78.8)%

The provision for bad debt expense recorded in the first quarter of 2013 primarily related to one of our customers declaring bankruptcy.  In 2012, the bad debt expense was driven by increased aged receivable balances, primarily in Asia, and one of our European customers declaring bankruptcy.

Goodwill Impairment

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Goodwill Impairment	$—	—%	$82,524	265.5%	$(82,524)	(100)%

Goodwill was fully impaired at the end of the first quarter of 2012 after we determined that our implied fair value of goodwill was lower than its carrying value. The goodwill impairment resulted from a reduction in sales and a decline in the market capitalization of our common stock.

Interest Income (Expense), Net

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest income (expense), net	$1	0.0%	$(61)	0.2%	$62	101.6%

The increase in interest income (expense), net was primarily the result of the decrease in the commitment fee expense for our amended Credit Agreement partially offset by lower interest income earned on our cash balances. In late 2012, we allocated more of our idle cash balances to regular checking accounts as we received greater benefit from reduced bank fees than interest being earned.

Amortization of Deferred Financing Costs

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$17	0.2%	$82	0.3%	$(65)	(79.3)%

Amortization of deferred financing costs decreased as a result of lower deferred financing costs associated with our amended Credit Agreement. We entered into the amendment in the third quarter of 2012 to reduce the amount available from $150.0 million to $25.0 million, avoid a financial covenant breach and reduce our commitment fees.

Other Income

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income	$—	—%	$7,201	23.2%	$(7,201)	(100)%

We received $7.2 million in connection with the settlement of a trade secret lawsuit during the first quarter of 2012.

Foreign Currency Transaction Gain (Loss)

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction gain (loss)	$44	0.4%	$(288)	0.9%	$332	115.3%

The foreign currency transaction gain for the three months ended March 31, 2013 was less than $0.1 million compared to a loss of $0.3 million in the corresponding 2012 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar which depreciated by 3% for the three months ended March 31, 2013 compared to appreciating 3% during the corresponding 2012 period.

Income Tax Benefit from Continuing Operations

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax benefit	$1,844	16.4%	$975	3.1%	$869	89.1%

During the three months ended March 31, 2013, we recorded an income tax benefit of $1.8 million, resulting in an effective tax rate of 30.5%.  The tax provision reflects discrete items in the quarter primarily relating to disallowed foreign losses resulting in a $1.2 million expense in the quarter. The projected annual effective tax rate excluding these discrete items is a benefit of 49.5% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by our expected mix of geographic earnings.

During the three months ended March 31, 2012, we recorded an income tax benefit of $1.0 million, resulting in an effective tax rate of 1.2%. The tax provision reflects discrete items in the quarter relating to the goodwill impairment for which no tax benefit is recorded and settlement of income tax audits resulting in a $1.0 million benefit in the quarter. The projected annual effective tax rate excluding these discrete items was a benefit of 15.3% as compared to the U.S. federal statutory rate of 35.0%. The lower projected annual effective tax rate was principally driven by our decision to permanently reinvest our Malaysia subsidiary’s earnings locally, eligibility for the United States Tax Code Section 199 Domestic Manufacturing Deduction and the mix of expected geographic earnings.

A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective rate to change significantly.

Net Loss from Continuing Operations

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations	$(4,210)	(37.5)%	$(82,131)	264.2%	$(77,921)	(94.9)%

Net loss from continuing operations for 2013 decreased compared to the corresponding 2012 period driven by the 2012 goodwill impairment of $82.5 million which fully offset lower net sales and lower gross margin for the three months ended March 31, 2013 as well as the receipt of $7.2 million in 2012 for the trade secret settlement that did not recur.

Net Loss

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss	$(4,210)	(37.5)%	$(82,131)	264.2%	$(77,921)	(94.9)%

Net loss for 2013 decreased compared to the corresponding 2012 period driven by the 2012 goodwill impairment of $82.5 million that did not recur, which more than offset lower net sales and lower gross margin for the three months ended March 31, 2013 as well as the receipt of $7.2 million in 2012 for the trade secret settlement that did not recur.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non—GAAP EPS. See Note 12—Reportable Segment and Geographical Information located in the Notes to the condensed consolidated financial statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non—GAAP EPS from continuing operations (“non—GAAP EPS”) is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended March 31,
	2013	2012
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(3,619)	$4,981
Depreciation and amortization	(492)	(3,946)
Amortization of deferred financing costs	(17)	(82)
Interest income (expense), net	1	(61)
Income tax benefit (expense)	1,844	975
Goodwill impairment	—	(82,524)
Restructuring	(1,573)	—
Stock—based compensation	(354)	(1,474)
Net Loss from Continuing Operations	$(4,210)	$(82,131)

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	Amount	%
Net Sales	$11,215	$31,083	$(19,868)	(63.9)%
Adjusted EBITDA	$(3,619)	$4,981	$(8,600)	(172.7)%
Adjusted EBITDA as % of Segment Net Sales	(32.3)%	16.0%

Adjusted EBITDA as a percentage of net sales decreased for the three months ended March 31, 2013 compared to 2012 due to lower sales price, lower gross margin and higher SG&A as a percentage of net sales, and the receipt of $7.2 million for the trade secret settlement that occurred in 2012.

Cost—Reduction Actions

On January 22, 2013, our Board of Directors approved a cost—reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified its largest customer selected an alternative supplier. In addition, we executed headcount reductions of 130 employees on a global basis during the first quarter of 2013.

In conjunction with these headcount reductions, we recognized severance and other benefits of $1.3 million in cost of sales and $0.3 million in selling, general and administrative expenses for the three months ended March 31, 2013.

A rollforward of the severance and other benefit accrual activity was as follows:

March 31, 2013
Balance at December 31, 2012	$200
Additions	1,573
Cash utilization	(1,547)
Balance at March 31, 2013	$226

We will continue to adjust our labor resources and production capabilities to match forecasted demand for our encapsulants.

Non—GAAP (Loss) Earnings Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non—GAAP financial measure called non—GAAP EPS. Non—GAAP EPS is defined for the periods presented in the following table. The weighted—average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti—dilutive. However, we have included these shares in our 2013 and 2012 non—GAAP EPS calculations when we have generated non—GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted—average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

We believe that non—GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non—GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non—GAAP EPS is the main metric used to determine annual bonus compensation for our President and Chief Executive Officer, Vice President, Chief Financial Officer and Chief Accounting Officer and other senior executives.

Although we use non—GAAP EPS as a measure to assess the operating performance of our business, non—GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non—GAAP EPS does not account for these expenses, therefore its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets, deferred financing costs, goodwill, intangible and other asset impairments, restructuring and stock—based compensation expense further limits the usefulness of this measure. Non—GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, management does not view non—GAAP EPS in isolation and uses other measures, such as Adjusted EBITDA, net earnings from continuing operations, net sales, gross margin and operating income, to measure operating performance.

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Net loss from continuing operations	$(4,210)	$(82,131)
Adjustments to net loss from continuing operations:
Amortization of intangibles	—	2,108
Amortization of deferred financing costs	17	82
Stock—based compensation expense	354	1,474
Restructuring	1,573	—
Goodwill impairment	—	82,524
Tax effect of adjustments	(654)	(1,184)
Non—GAAP net (loss) earnings from continuing operations	$(2,920)	$2,873

Basic shares outstanding GAAP	41,556,736	41,155,562
Diluted shares outstanding GAAP	41,556,736	41,155,562
Stock options	—	—
Restricted common stock	—	11,193
Diluted shares outstanding non—GAAP	41,556,736	41,166,755
Diluted net loss per share from continuing operations	$(0.10)	$(2.00)
Diluted non—GAAP net (loss) earnings per share from continuing operations	$(0.07)	$0.07

Financial Condition, Liquidity and Capital Resources

Historically, we have funded our operations primarily through cash provided by operations. As of March 31, 2013, our principal sources of liquidity consisted of $78.4 million of cash. We believe we have ample liquidity to fund our operations, capital expenditures, and investment in research and development with our existing cash balance.

Our cash and cash equivalents are located in the following geographies:

March 31, 2013

United States	$64,368
Spain	7,663
Malaysia	6,019
China	122
Hong Kong	203
Consolidated	$78,375

Historically, we have elected to permanently invest our Malaysia earnings. As such, we do not intend to repatriate the Malaysia cash balance as a dividend back to the United States. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. If we elect to dividend such balance, less than $0.1 million would be paid to settle U.S. income taxes due upon payment of a dividend. We have accrued for this tax liability. We have not made the election to permanently re—invest our Hong Kong and China earnings. However, we plan to utilize our cash located in these countries to fund a portion of our capital investment in China.

Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital expenditures and working capital. We believe that our available cash will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $3.7 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of $21.1 million for the three months ended March 31, 2012. Cash earnings decreased by approximately $9.2 million for the three months ended March 31, 2013 compared to the same period in 2012. These reductions were driven by the $7.2 million trade secret settlement received in 2012 that did not recur in 2013, reduced net sales and lower gross profit in the first quarter of 2013 compared to the prior year. In addition, we incurred approximately $1.6 million of restructuring payments in the first quarter of 2013.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was $0.7 million for the three months ended March 31, 2013 due to cash received for our prior state tax receivable relating to the final gain on the sale of the QA business. Net cash used in operating activities from discontinued operations was $5.1 million for the three months ended March 31, 2012.  Cash payments in 2012 primarily related to the payment of accrued state taxes relating to the gain on the sale of the QA business.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $0.5 million and $5.5 million for the three months ended March 31, 2013 and 2012, respectively. The 2013 capital expenditures mainly related to improvements to our production equipment to further our conversion to paperless products. Net cash used in investing activities for the three months ended March 31, 2012 was related to capital expenditures. Our investments for this period were primarily for our new 20,000 square foot state—of—the—art research and development laboratory that became operational early in the second quarter of 2012. We also acquired land for our China expansion and continued the build—out of our East Windsor, Connecticut facility.

We expect remaining 2013 consolidated capital expenditures to be approximately $3.5 million.

We use an alternative non—GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $(4.1) million and $15.6 million in the three months ended March 31, 2013 and 2012, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash (used in) provided by operating activities	$(3,661)	$21,149
Less: capital expenditures	(480)	(5,538)
Free cash flow	$(4,141)	$15,611

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2013 and 2012 due to proceeds received from common stock issued under our employee stock purchase plan.

Credit Facilities

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

The cash collateral period is the period commencing on September 28, 2012 and ending on the first date after September 28, 2013 on which (i) we and our subsidiaries have had at least a 5% increase in revenues (determined on a quarter—over—quarter basis) for two consecutive fiscal quarters, (ii) we are in compliance with the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated EBITDA financial covenants, each as defined in and contained in the Credit Agreement, as amended, for the then most recently—ended four fiscal quarter period and (iii) no default exists. Subsequent to the cash collateral period, we will not have to post cash collateral to borrow under the Credit Agreement.

Other than during the cash collateral period, we are required to (i) maintain a Consolidated Leverage Ratio as of the end of any fiscal quarter of no more than 2.50 to 1.00, (ii) maintain a Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of no less than 1.50 to 1.00 and (iii) have Consolidated EBITDA as of the end of the most recent four fiscal quarter period of at least $10.0 million. Since we had no outstanding borrowings under the Credit Agreement, our Consolidated Leverage Ratio was not

applicable as of March 31, 2013. Our Fixed Charge Ratio was 54.8 to 1.0 as of the quarter ended March 31, 2013. Our trailing twelve month consolidated EBITDA was $(1.6) million as of the quarter ended March 31, 2013.

Our inability to borrow under the Credit Agreement without having to post cash collateral may impose significant operating and financial restrictions on us and may limit our ability to pursue our business strategies or undertake actions that may be in our best interest. Also, post—collateral periods, we may not have the ability to comply with financial covenants.

We amended the revolving senior credit facility to reduce its size to match our current operating results to avoid a forecasted breach of the Fixed Charge Coverage Ratio under the Credit Agreement and to obtain a $0.3 million cost savings via lower commitment fees. As such, we wrote—off approximately $0.8 million of the unamortized deferred finance costs associated with the Credit Agreement during the third quarter of 2012. The write—off was proportional to the reduction in borrowing availability under the revolving senior credit facility.

Off—Balance Sheet Arrangements

We have no off—balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first three months of 2013, we were not negatively materially affected by inflation.

Recently Issued Accounting Standards

There were no recently issued accounting standards that had or are expected to have a material impact on our Condensed Consolidated Financial Statements in the three months ended March 31, 2013.

Forward—Looking Statements

This Quarterly Report contains forward—looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward—looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward—looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10—Q, we face risks and uncertainties that include, but are not limited to, the following: (1) customer concentration in our business and our relationships with and dependence on key customers; (2) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, particularly in China; (3) our ability to increase our market share; (4) product pricing pressures and other competitive factors; (5) excess capacity in the solar supply chain; (6) the extent to which we may be required to write—off accounts receivable, inventory or other assets; (7) trade complaints and lawsuits diminishing the growth of the solar industry; (8) demand for solar energy in general and solar modules in particular; (9) the extent and duration of the current downturn in the global economy; (10) the impact negative credit markets may have on us or our customers or suppliers; (11) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (12) the effects of the announced reductions to solar incentives in Germany and Italy; (13) operating new manufacturing facilities and increasing production capacity at existing facilities; (14) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (15) our dependence on a limited number of third—party suppliers for raw materials for our encapsulants and materials used in our processes; (16) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (17) potential product performance matters and product liability; (18) our ability to protect our intellectual property; (19) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (20) maintaining sufficient liquidity in order to fund future profitable growth and long—term vitality; (21) outcomes of litigation and regulatory actions; and (22) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10—K, 10—Q and 8—K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strholdings.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward—looking statements. We undertake no obligation to publicly update any forward—looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re—measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the three months ended March 31, 2013 and 2012 approximately $3.6 million, or 32.5% and $11.3 million or 36.4%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our international operations. The costs related to our foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2013 would have caused a change in consolidated net assets of approximately $0.3 million and a change in net sales of approximately $0.4 million.

Interest Rate Risk

We will be exposed to interest rate risk when we are able to, and if we elect to, draw down on our Credit Agreement. As of March 31, 2013, no amounts were outstanding under our Credit Agreement. Our Credit Agreement bears interest at floating rates based on the Eurocurrency or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. During 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011, and our cost of sales was favorably impacted by approximately $7.0 million in 2012. In the first three months of 2013, we have not experienced any significant raw material fluctuations. We currently do not have a hedging program in place to manage fluctuations in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) during the first fiscal quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material developments in the three months ended March 31, 2013 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10—K for the year ended December 31, 2012, except as noted below.  In addition, there were no new material legal proceedings during the quarter.

Alpha Marathon

On October 7, 2011, we filed a Statement of Claim with the Ontario Superior Court of Justice against Alpha Marathon Film Extrusion Technologies Inc. (“Alpha Marathon”), an equipment line manufacturer located in Ontario, Canada, seeking damages resulting from Alpha Marathon’s misappropriation of trade secrets and an injunction barring use of those trade secrets.

On October 17, 2012, Alpha Marathon filed its Statement of Defence denying our allegations regarding the misappropriation of our trade secrets. On October 19, 2012, Alpha Marathon filed an Amended Statement of Defence adding that our trade secrets are in the public domain. On January 15, 2013, we entered into a settlement agreement with Alpha Marathon pursuant to which the parties exchanged full general releases.

EVASA

In 2010, Specialized Technologies Resources España S.A. (“STRE”) learned that a competitor, Encapsulantes De Valor Anandida, S.A. (“EVASA”), was making encapsulant products that were substantially similar to our products.  Upon investigation it was learned that Juan Diego Lavandera (“Lavandera”), a former employee of STRE, was employed by EVASA.  It is believed that Lavandera, a former Production Supervisor with STRE, breached his contractual duties by disclosing our trade secrets to EVASA. On December 15, 2011, we along with STRE filed a confidential preliminary injunction petition with the Commercial Court No. 1 in A Coruña, Galicia, Spain (the “Court”) requesting an investigation of EVASA by the Court, including a search of EVASA’s premises. The investigation was to assess the facts related to our claims against Lavandera and EVASA for (i) trade secret infringement, (ii) the breach by Lavandera of his contractual obligations to STRE; and (iii) taking unfair advantage of STRE’s “effort”.

On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using our manufacturing process and product formulations. On October 10, 2012, we along with STRE filed a preliminary injunction petition (the “PI Petition”) requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR’s trade secrets. In connection with the PI Petition, we along with STRE offered to post a bond in the amount of EUR 50K (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if our claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013, the Court denied the PI Petition. We have appealed the Court’s decision and intend to pursue our claim on the merits. In the event that the appeal of the PI Petition is denied, we may be responsible for EVASA’s legal fees (to be determined).

Item 1A.        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10—K for the year ended December 31, 2012, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10—K for the year ended December 31, 2012.

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

STR HOLDINGS, INC.
(Registrant)

Date: May 2, 2013	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)