Form 10-Q
period 2013-06-30
STR HOLDINGS, INC.
filed 2013-08-08
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

At July 31, 2013, there were 41,857,913 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,273	$81,985
Income tax receivable	9,268	6,939
Accounts receivable, trade, less allowances for doubtful accounts of $2,365 and $118 in 2013 and 2012, respectively	1,949	5,316
Inventories, net	9,635	8,585
Prepaid expenses	1,104	1,374
Deferred tax assets	1,789	1,823
Other current assets	1,173	596
Total current assets	97,191	106,618
Property, plant and equipment, net	28,333	27,750
Deferred financing costs, net	155	189
Deferred tax assets	12,889	11,728
Other noncurrent assets	889	879
Total assets	$139,457	$147,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,854	$2,893
Accrued liabilities (Note 7)	8,570	10,376
Income taxes payable	857	917
Total current liabilities	14,281	14,186
Other long—term liabilities	5,531	5,539
Total liabilities	19,812	19,725
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,822,757 and 41,819,035 issued and outstanding, respectively, in 2013 and 41,684,960 and 41,681,238 issued and outstanding, respectively, in 2012	417	416
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	234,816	233,659
Accumulated deficit	(112,836)	(104,135)
Accumulated other comprehensive loss, net	(2,695)	(2,444)
Total stockholders’ equity	119,645	127,439
Total liabilities and stockholders’ equity	$139,457	$147,164

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Month Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$7,755	$25,119	$18,970	$56,202
Cost of sales	7,396	23,534	19,312	52,617
Gross profit	359	1,585	(342)	3,585
Selling, general and administrative expenses	4,345	5,595	8,482	12,263
Research and development expense	709	1,113	1,613	2,191
Provision (recovery) for bad debt expense	1,898	(1,156)	2,238	450
Goodwill impairment (Note 6)	—	—	—	82,524
Operating loss	(6,593)	(3,967)	(12,675)	(93,843)
Interest expense, net	(7)	(50)	(6)	(111)
Amortization of deferred financing costs	(17)	(81)	(34)	(163)
Other income (Note 8)	—	—	—	7,201
Foreign currency transaction (loss) gain	(108)	202	(64)	(86)
Loss from continuing operations before income tax benefit	(6,725)	(3,896)	(12,779)	(87,002)
Income tax benefit from continuing operations	(2,234)	(1,475)	(4,078)	(2,450)
Net loss from continuing operations	$(4,491)	$(2,421)	$(8,701)	$(84,552)
Discontinued operations (Note 3):
Earnings from discontinued operations before income tax expense	—	—	—	—
Income tax expense from discontinued operations	—	—	—	—
Net earnings from discontinued operations	—	—	—	—
Net loss	$(4,491)	$(2,421)	$(8,701)	$(84,552)
Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $(154), $(846), $34 and $(311), respectively)	98	(1,573)	(251)	(579)
Other comprehensive income (loss)	98	(1,573)	(251)	(579)
Comprehensive loss	$(4,393)	$(3,994)	$(8,952)	$(85,131)
Net loss per share (Note 4):
Basic from continuing operations	$(0.11)	$(0.06)	$(0.21)	$(2.05)
Basic from discontinued operations	—	—	—	—
Basic	$(0.11)	$(0.06)	$(0.21)	$(2.05)

Diluted from continuing operations	$(0.11)	$(0.06)	$(0.21)	$(2.05)
Diluted from discontinued operations	—	—	—	—
Diluted	$(0.11)	$(0.06)	$(0.21)	$(2.05)
Weighted—average shares outstanding (Note 4):
Basic	41,607,310	41,287,338	41,574,713	41,239,316
Diluted from continuing operations	41,607,310	41,287,338	41,574,713	41,239,316

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(8,701)	$(84,552)
Net earnings from discontinued operations	—	—
Net loss from continuing operations	(8,701)	(84,552)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,016	4,115
Goodwill impairment	—	82,524
Amortization of intangibles	—	4,216
Amortization of deferred financing costs	34	163
Stock-based compensation expense	1,114	2,978
Provision for bad debt expense	2,238	450
Deferred income tax benefit	(62)	(1,811)
Changes in operating assets and liabilities:
Accounts receivable	1,097	2,490
Income tax receivable	(4,135)	(2,686)
Inventories, net	(1,083)	11,303
Other current assets	(584)	4,122
Accounts payable	1,986	2,863
Accrued liabilities	(1,824)	(1,129)
Income taxes payable	(60)	4,136
Other, net	298	115
Net cash (used in) provided by continuing operations	(8,666)	29,297
Net cash provided by (used in) discontinued operations	834	(5,786)
Total net cash (used in) provided by operating activities	(7,832)	23,511

INVESTING ACTIVITIES
Capital expenditures	(1,757)	(9,425)
Net cash used in continuing operations	(1,757)	(9,425)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(1,757)	(9,425)

FINANCING ACTIVITIES
Proceeds from common stock issued under employee stock purchase plan	14	25
Net cash provided by continuing operations	14	25
Net cash used in discontinued operations	—	—
Total net cash provided by financing activities	14	25

Effect of exchange rate changes on cash	(137)	(714)

Net change in cash and cash equivalents	(9,712)	13,397
Cash and cash equivalents, beginning of period	81,985	58,794
Cash and cash equivalents, end of period	$72,273	$72,191

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements in the six months ended June 30, 2013 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The Company did not have any discontinued operations for the three and six months ended June 30, 2013.

NOTE 4—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(4,491)	$(2,421)	$(8,701)	$(84,552)
Net loss from discontinued operations	—	—	—	—
Net loss	$(4,491)	$(2,421)	$(8,701)	$(84,552)
Denominator:
Weighted—average shares outstanding	41,607,310	41,287,338	41,574,713	41,239,316
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted—average shares outstanding with dilution	41,607,310	41,287,338	41,574,713	41,239,316

Net loss per share:
Basic from continuing operations	$(0.11)	$(0.06)	$(0.21)	$(2.05)
Basic from discontinued operations	—	—	—	—
Basic	$(0.11)	$(0.06)	$(0.21)	$(2.05)

Diluted from continuing operations	$(0.11)	$(0.06)	$(0.21)	$(2.05)
Diluted from discontinued operations	—	—	—	—
Diluted	$(0.11)	$(0.06)	$(0.21)	$(2.05)

Due to the loss from continuing operations for the three and six months ended June 30, 2013, diluted weighted—average common shares outstanding does not include 17 and 141 shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti—dilutive. Due to the loss from continuing operations for the three and six months ended June 30, 2012, diluted weighted—average common shares outstanding does not include 284 and 130 shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti—dilutive.

Since the effect would be anti—dilutive, there were 17 and 141 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted—average shares outstanding for the three and six months ended June 30, 2013, respectively. Since the effect would be anti—dilutive, there were 284 and 130 shares of common stock issued under the ESPP that were not included in the computation of diluted weighted—average shares outstanding for the three and six months ended June 30, 2012, respectively.

Since the effect would be anti—dilutive, there were 3,775,933 and 3,388,121 stock options outstanding that were not included in the computation of diluted weighted—average shares outstanding for the three months ended June 30, 2013 and 2012, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—LOSS PER SHARE (Continued)

Since the effect would be anti—dilutive, there were 3,775,933 and 3,388,121 stock options outstanding that were not included in the computation of diluted weighted—average shares outstanding for the six months ended June 30, 2013 and 2012, respectively.

NOTE 5—INVENTORIES

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Finished goods	$3,033	$2,030
Raw materials	6,602	6,555
Inventories, net	$9,635	$8,585

NOTE 6—LONG—LIVED ASSETS AND GOODWILL

Intangible Assets

The Company recorded the estimated fair values of intangible assets acquired in connection with the DLJ Merchant Banking Partners—Americas’ acquisition of the Company on June 15, 2007 (“2007 DLJ Transaction”). The Company recorded an impairment charge of $135,480 as of December 31, 2012. Refer to the impairment testing section below.

Goodwill

Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the 2007 DLJ Transaction. During the six months ended June 30, 2012, the Company recorded an impairment charge of $82,524.  Refer to the impairment testing section below.

Impairment Testing

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, the Company assesses the impairment of its long—lived assets including its property, plant and equipment whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. Prior to 2013, the Company also assessed the impairment of its definite—lived intangible assets and goodwill. As of December 31, 2012, the Company’s goodwill and definite—lived intangible assets were fully impaired. During each reporting period, the Company assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that were generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which the Company used its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company’s common stock.

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

Due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non—EVA encapsulant materials and the Company’s 2013 sales outlook which included the loss of its largest customer, the Company determined that a triggering event occurred to test its long—lived assets for recoverability. In conjunction with a valuation specialist, the Company determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of the Company’s asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

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

At June 30, 2013, there were no indicators which significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed. However, if the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability or ceases operations at any of its facilities, the Company’s property, plant and equipment may be subject to future impairment and/or accelerated depreciation.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
Product performance	$3,918	$3,959
Grants	2,287	2,320
Salaries and wages	995	1,021
Professional fees	372	732
Restructuring	64	200
Environmental	76	105
Other	858	2,039
Total	$8,570	$10,376

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

The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2013	June 30, 2012
Balance as of beginning of year	$3,959	$4,762
Additions	15	109
Reductions	—	(982)
Foreign exchange impact	(56)	90
Balance as of end of period	$3,918	$3,979

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

	June 30, 2013	June 30, 2012
Balance as of beginning of year	$105	$350
Additions	—	—
Reductions	(29)	(148)
Balance as of end of period	$76	$202

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

The Company received the $7,201 payment during the first quarter of 2012, which is recorded in Other Income on its Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2012.

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

On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using the Company’s manufacturing process and product formulations. On October 10, 2012, STRE and the Company filed a preliminary injunction petition (the “PI Petition”) requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR’s trade secrets. In connection with the PI Petition, STR and STRE offered to post a bond in the amount of EUR 50 (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if the Company’s claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013 the Court denied the PI Petition. The Company has appealed the Court’s decision and intends to pursue its claim on the merits. In the event that the appeal of the PI Petition is denied, the Company may be responsible for EVASA’s legal fees. However, the payment of such fees is not probable or determinable at this time.

NOTE 9—COST REDUCTION ACTIONS

On January 22, 2013, the Board of Directors of the Company approved a cost–reduction action to cease manufacturing at the Company’s East Windsor, Connecticut facility after being notified that its largest customer selected an alternative supplier. In addition, the Company executed headcount reductions of approximately 130 employees on a global basis through the second quarter of 2013.

In conjunction with these headcount reductions, the Company recognized severance and related benefits of $13 and $1,281 in cost of sales and $78 and $383 in selling, general and administrative expense for the three and six months ended June 30, 2013, respectively.

A rollforward of the restructuring accrual, which is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was as follows:

June 30, 2013
Balance at December 31, 2012	$200
Additions	1,664
Cash utilization	(1,800)
Balance at June 30, 2013	$64

NOTE 10—FAIR VALUE MEASUREMENTS

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2012:

	Financial assets and liabilities at fair value as of December 31, 2012
	Level 1	Level 2	Level 3

Money market funds (1)	$24,448	$—	$—
Deferred compensation (2)	$—	$1,165	$—
Total	$24,448	$1,165	$—

The following table provides the fair value measurements of applicable financial assets and liabilities as of June 30, 2013:

	Financial assets and liabilities at fair value as of June 30, 2013
	Level 1	Level 2	Level 3

Money market funds (1)	$29,460	$—	$—
Deferred compensation (2)	$—	$1,050	$—
Total	$29,460	$1,050	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Included in other long—term liabilities on the Company’s Condensed Consolidated Balance Sheet.  Refer to Note 13 for further information.

NOTE 11—INCOME TAXES FROM CONTINUING OPERATIONS

During the three and six months ended June 30, 2013, the Company recorded an income tax benefit of $2,234 and $4,078, respectively, resulting in an effective tax rate of 33.2% and 31.9%, respectively.  The tax provision reflects discrete items in the quarter primarily relating to disallowed foreign losses resulting in a $481 benefit in the quarter. The projected annual effective tax rate excluding these discrete items is a benefit of 37.5% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by the Company’s expected mix of geographic earnings.

During the three and six months ended June 30, 2012, the Company recorded an income tax benefit of $1,475 and $2,450, respectively resulting in an effective tax rate of 37.9% and 2.8%, respectively.  The tax provision reflects discrete items in the quarter primarily relating to the goodwill impairment resulting in a $28,680 expense in the quarter. The projected annual effective tax rate excluding these discrete items is a benefit of 42.5% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by the Company’s expected mix of geographic earnings.

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

In August, the Company received notification that its 2012 and 2011 U.S. federal tax returns have been selected for audit by the IRS. The Company has recorded an income tax receivable of $5,629 related to its 2012 U.S. federal tax return on its Condensed Consolidated Balance Sheet.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2013 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2012	41,553,178	$416	3,722	$(57)	$233,659	$(104,135)	$(2,444)	$127,439
Stock–based compensation	110,210	1	—	—	1,143	—	—	1,144
Employee stock purchase plan	6,048	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	(8,701)	—	(8,701)
Foreign currency translation, net of tax	—	—	—	—	—	—	(251)	(251)
Balance at June 30, 2013	41,669,436	$417	3,722	$(57)	$234,816	$(112,836)	$(2,695)	$119,645

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At June 30, 2013, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2013, there were 41,822,757 shares issued and 41,819,035 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 41,819,035 shares outstanding are 41,669,436 shares of common stock and 149,599 shares of unvested restricted common stock.

Treasury Stock

In connection with the Company’s former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At June 30, 2013, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 13—STOCK—BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 6,200,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock—based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares dubject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four—year period and expire ten years from date of grant. There were 1,927,609 shares available for grant under the 2009 plan as of June 30, 2013.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK—BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2012	3,929,910	$9.03	7.75	$3.84	$(26,566)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	(153,977)	$5.77	—	$3.06	$—
Balance at June 30, 2013	3,775,933	$9.16	7.20	$3.88	$(26,016)
Vested and exercisable as of June 30, 2013	2,653,008	$11.37	6.38	$4.59	$(24,142)
Vested and exercisable as of June 30, 2013 and expected to vest thereafter	3,775,933	$9.16	7.20	$3.88	$(26,016)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.27 of the Company’s common stock on June 30, 2013.

As of June 30, 2013, there was $1,883 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted common stock activity of the Company for the six months ended June 30, 2013:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2012	128,060	$7.46
Granted	131,749	$2.75
Vested	(110,210)	$4.15
Canceled	—	$—
Unvested at June 30, 2013	149,599	$5.75
Expected to vest after June 30, 2013	149,599	$5.75

As of June 30, 2013, there was $694 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately 1.6 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK—BASED COMPENSATION (Continued)

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods during the year in which eligible employees may participate. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased multiplied by the 10% discount is recorded by the Company as stock—based compensation. The Company recorded $0 and $1 in stock—based compensation expense relating to the ESPP for the three and six months ended June 30, 2013, respectively. There were 483,411 shares available for purchase under the ESPP as of June 30, 2013.

The Company has a deferred compensation arrangement with certain members of management which states upon the earlier of December 31, 2015, sale of the Company, or termination of employment for any reason, the members are entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments are tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment to the members in the aggregate is $1,997. In accordance with ASC 718—30, the obligation should be remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price as of June 30, 2013 which is a Level 1 input. Based upon the difference of the floor in the agreements and the Company’s common stock price at June 30, 2013, $47 of accrued compensation was booked during the three months ended June 30, 2013, resulting in a liability of $1,050, which is reflected in other long—term liabilities.

Stock—based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$—	$1	$—	$1
Selling, general and administrative expense	$756	$1,495	$1,106	$2,961
Research and development expense	$4	$8	$8	$16
Total option exercise recognized tax benefit	—	—	—	—

NOTE 14—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income and expense, income tax expense, depreciation, amortization of intangible assets, goodwill impairment, stock–based compensation expense, amortization of deferred financing costs, restructuring and certain non—recurring income and expenses from the results of operations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(5,286)	$2,124	$(8,905)	$7,105
Depreciation and amortization	(524)	(4,385)	(1,016)	(8,331)
Amortization of deferred financing costs	(17)	(81)	(34)	(163)
Interest expense, net	(7)	(50)	(6)	(111)
Income tax benefit	2,234	1,475	4,078	2,450
Restructuring	(91)	—	(1,664)	—
Goodwill impairment	—	—	—	(82,524)
Stock–based compensation	(760)	(1,504)	(1,114)	(2,978)
Loss on disposal of fixed assets	(40)	—	(40)	—
Net Loss from Continuing Operations	$(4,491)	$(2,421)	$(8,701)	$(84,552)

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales
Spain	$5,143	$12,025	$8,792	$23,351
Malaysia	1,943	8,019	8,180	21,410
United States	526	5,075	1,855	11,441
China	143	—	143	—
Total Net Sales	$7,755	$25,119	$18,970	$56,202

Long–Lived Assets by Geographic Area

	June 30,	December 31,
	2013	2012
Long–Lived Assets
United States	$6,956	$6,738
Malaysia	9,624	9,063
Spain	9,055	9,772
China	2,693	2,170
Hong Kong	5	7
Total Long–Lived Assets	$28,333	$27,750

Foreign sales are based on the country in which the sales originate. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2013 was $4,316.  Net sales to four of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2013 was $13,832.  Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months and six months ended June 30, 2012 was $8,009 and $18,549, respectively.

Accounts receivable from the four customers amounted to $2,628 and accounts receivable from one customer amounted to $1,967 as of June 30, 2013 and December 31, 2012, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—SUBSEQUENT EVENT

On July 5, 2013, one of the Company’s largest customers, Conergy SolarModule GmbH & Co. KG, based in Europe, filed an insolvency petition. Sales to this customer in 2012 were $5,856. The customer stated that it intends to identify an investor so that it can continue manufacturing solar modules. The customer and the insolvency administrator have informed the Company that it intends to continue to purchase our encapsulant products. Due to the uncertainty associated with the customer’s insolvency proceeding and in accordance with the Company’s historical accounting practice, the Company established bad debt and inventory provisions of $1,847 and $266, respectively as of June 30, 2013.

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

RECENT LOSS OF MAJOR CUSTOMER

We were informed in January 2013 that our largest customer, First Solar, Inc. (“First Solar”), would cease sourcing encapsulant from us starting in the first half of 2013. First Solar accounted for $39.2 million, or 41%, of our 2012 net sales and $5.7 million or 30% of net sales through June 30, 2013, of which $5.2 million occurred in the first quarter of 2013.

STRATEGIC FOCUS

Our business continues to face significant industry and market challenges. As previously disclosed, our Board of Directors has formed a Strategic Transaction Committee to review, analyze and make recommendations to the Board regarding potential strategic alternatives. This committee continues to actively evaluate strategic alternatives with assistance of independent advisors.

Concurrently, we continue to execute upon a core strategy that consists of four areas of focus: (1) improve sales volumes from current levels, (2) further reduce our cost structure, (3) innovate new products and (4) maintain adequate liquidity. Significant areas of tactical emphasis related to execution of this strategy are as follows:

•                  Increase Sales Volume. During the past few years, global solar demand shifted as module manufacturers located in Asia, particularly in China, obtained market share from European and North American competitors. Also, many Asian governments announced solar incentive programs to increase the demand for solar energy in their respective countries, such as the Golden Sun and Building Integrated Photovoltaic programs in China. Based on these two emerging patterns, we have been trying to increase our market share in the Asia—Pacific region.

We continue to develop our infrastructure in China. Specifically, we have formed a wholly foreign—owned enterprise in China, received a business license, purchased land near Shanghai and expanded our local sales and technical service teams in the Asia—Pacific region. We have established a technical service laboratory in China to improve our customer service and provide support in launching new products. In the second quarter of 2013, we executed an agreement to lease manufacturing space that can accommodate 2.4 GW of production capacity. We expect to have 1.2 GW of production equipment operational in China by December 31, 2013.

We are introducing our next generation encapsulant formulation that is currently being evaluated by many module manufacturers, including numerous in China.  To date, we have completed damp heat testing and obtained certification with several prospective customers. We expect to receive additional feedback from other prospective customers in the second half of 2013 as they progress with further testing of this product. In the second quarter of 2013, we shipped initial commercial product to three new Chinese customers to begin production scale-up but did not recognize sales based upon title transfer terms.  Module manufacturers perform production scale-up testing to ensure new products demonstrate performance in mass production as achieved in product testing. In August, we were notified by certain customers that a small percentage of our product was not performing properly in its manufacturing process. Based upon this feedback, we are working to improve the manufacturing process window of our formula with the customer’s lamination cycle. As such, we expect a delay in being able to generate net sales from these customers than previously anticipated. If we incur similar delays with other potential customers, our net sales, results of operations and financial position could be negatively affected.

•                  Further Reduce Our Cost Structure. Cost—reduction is an important short—term goal. We executed a cost—reduction initiative that drove approximately $18.2 million of savings in 2012 involving raw materials, labor, manufacturing overhead and selling, general and administrative expenses. During 2013, we have implemented further cost—reduction measures that we believe will generate approximately $17.0 million in annual savings of which approximately $10.9 million has been realized during the first six months of the year.

Raw Materials: During 2010 and the first half of 2011, we experienced significant raw material cost inflation, primarily related to EVA resin, which accounts for approximately 45% to 50% of our cost of sales. In the later part of 2011 and during 2012, resin prices declined significantly. The decline was mainly due to favorable dynamics in the resin market where capacity exceeded demand from industries other than solar. We expect this trend to continue. In addition, we have been actively negotiating with our vendors to ensure we are receiving competitive pricing and continue to identify new vendors to increase our depth in sourcing alternatives. These factors allowed us to purchase resin at an approximate 18% lower average cost during the first six months of 2013 than the average price paid in 2012.

In addition, we are in the process of introducing a paperless encapsulant that will lower our costs. Paper currently represents approximately 13% of our variable cost per unit. During the first six months of the year, approximately 5% of our net sales were generated from paperless products. We are currently trying to modify our existing production equipment to increase our capacity to generate incremental net sales of paperless product, and we expect the mix of our paperless sales to increase if we are successful with such modifications. As of June 30, 2013, we have approximately 0.5 GW of operational paperless capacity that we anticipate increasing to 3.0 GW by December 31, 2013.

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

In 2013, we initiated a cost—reduction action to reduce our headcount by approximately 130 employees to match our cost structure with lower anticipated demand for our product. We incurred $1.7 million of cash severance costs related to these layoffs that are expected to generate approximately $7.7 million in annual pre—tax savings.

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

Selling, General and Administrative: We have reduced our selling, general and administrative expenses by reducing headcount, optimizing travel spending, streamlining back office functions and obtaining cost—reductions from certain existing and new service providers. As of June 30, 2013, we have realized savings of approximately $3.0 million.

•                  Innovate New Products. Our East Windsor, Connecticut facility houses a 20,000 square foot, state—of—the—art research and development center that became operational in the second quarter of 2012. This laboratory increased our analytical, physical and electrical testing capabilities. We also have the ability to assemble and laminate full—sized modules for testing.

We have established technical service laboratories at our Spain, China and Malaysia facilities. These laboratories provide local technical capabilities to support to our customers and will aid in the launch of new products.

We have expanded our overall product portfolio to meet various customer requirements. We have recently launched the following:

•                  A high—light transmission formulation that enables a wider spectrum of light to reach the cells, which may enhance certain module output by approximately 1%.

•                  Our next generation EVA—based encapsulant that we believe possesses enhanced potential induced degradation (“PID”) resistant properties. PID is the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cells and is a factor that could adversely impact the energy yield of crystalline silicon solar modules. In addition, our next generation encapsulant also possesses a wider process window, high—light transmission, improved volume resistivity and superb long—term clarity.

•                  We have developed a polyolefin elastomer (“POE”) based encapsulant. We believe this encapsulant offers lower moisture vapor transmission, PID resistant properties and improved thermal stability at very high temperatures.

•                  Maintain Adequate Liquidity. As of June 30, 2013, we had $72.3 million of cash and no debt. Our liquidity provides flexibility to execute our core strategy and pursue growth opportunities that may present themselves.

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

There have been no changes in our critical accounting policies during the quarter ended June 30, 2013.

IMPAIRMENT ANALYSIS

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, we assess the impairment of our long—lived assets including our property, plant and equipment whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. Prior to 2013, we also assessed the impairment of our definite—lived intangible assets and goodwill. As of December 31, 2012, our goodwill and definite—lived intangible assets were fully impaired. During each reporting period, we assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that were generated under our trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

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

Due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non—EVA encapsulant materials and our 2013 sales outlook which included the loss of our largest customer, we determined that a trigger event occurred to test our long—lived assets for recoverability. In conjunction with a valuation specialist, we determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of our asset group which is our reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

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

At June 30, 2013, there were no indicators which significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed. However, if we experience a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability or cease operations at any of our facilities, our property, plant and equipment may be subject to future impairment and/or accelerated depreciation.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and six months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$7,755	$25,119	$18,970	$56,202
Cost of sales	7,396	23,534	19,312	52,617
Gross profit	359	1,585	(342)	3,585
Selling, general and administrative expenses	4,345	5,595	8,482	12,263
Research and development expense	709	1,113	1,613	2,191
Provision (recovery) for bad debt expense	1,898	(1,156)	2,238	450
Goodwill impairment	—	—	—	82,524
Operating loss	(6,593)	(3,967)	(12,675)	(93,843)
Interest expense, net	(7)	(50)	(6)	(111)
Amortization of deferred financing costs	(17)	(81)	(34)	(163)
Other income	—	—	—	7,201
Foreign currency transaction (loss) gain	(108)	202	(64)	(86)
Loss from continuing operations before income tax benefit	(6,725)	(3,896)	(12,779)	(87,002)
Income tax benefit from continuing operations	(2,234)	(1,475)	(4,078)	(2,450)
Net loss from continuing operations	$(4,491)	$(2,421)	$(8,701)	$(84,552)

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$7,755	100%	$25,119	100.0%	$(17,364)	(69.1)%	$18,970	100%	$56,202	100.0%	$(37,232)	(66.3)%

The decrease in net sales for the three months ended June 30, 2013 compared to the corresponding period in 2012 was primarily driven by an approximate 62% decrease in sales volume and an approximate 19% decrease in our ASP.

The ASP decrease was primarily driven by continued solar industry pricing pressure and changes in our customer mix.  The volume decline was driven by the scale down of First Solar as a customer, continuing intensified competition in the encapsulant market, including pressure on pricing and terms, and competitive technologies entering the marketplace. In addition, some of our customers continue to lose market share, and in some cases declared bankruptcy, to certain Chinese module manufacturers who are currently not our customers.

The decrease in net sales for the six months ended June 30, 2013 compared to the corresponding period in 2012 was primarily driven by an approximate 60% decrease in sales volume combined with an approximate 17% decrease in our ASP.  The ASP decline was driven by price reductions granted to certain customers due to intensified competition and continued overall pricing pressure experienced in the encapsulant market as well as by most companies in the solar supply chain. The volume decline was driven by the same factors discussed in the quarterly comparison.

Net sales decreased $3.5 million or 31% compared to the three months ended March 31, 2013.  This decrease was primarily driven by a 26% decline in sales volume, mainly due to the scale down of First Solar as a customer. In addition, our ASP declined by 7% due to continued solar industry pricing pressure and customer mix. When removing the impact of First Solar as a customer, our net sales for the three months ended June 30, 2013 increased 20% compared to the first quarter of 2013.

In order to increase our market share and sales volume in the future, we must penetrate certain Tier 1 and other key Chinese module manufacturers who are currently not our customers. We are in the process of introducing our next generation encapsulant formulations, which we believe possess enhanced PID properties and have been specifically engineered for the manufacturing processes typically utilized in China. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third—party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and specified by each module manufacturer. We are at various stages in the qualification process with many module manufacturers.

We expect that demand for our encapsulant will remain soft until we receive orders from new customers for our next generation encapsulant, specifically certain Tier 1 and other key Chinese module manufacturers. In addition to new product introductions, we have recently expanded our local sales and technical services teams in China to help generate additional sales volume and have executed a lease agreement to manufacture product locally in China by the end of 2013.

In the second quarter of 2013, we shipped initial commercial product to three new Chinese customers to begin production scale-up but did not recognize sales based upon title transfer terms.  Module manufacturers perform production scale-up testing to ensure new products demonstrate performance in mass production as achieved in product testing. In August, we were notified by certain of these customers that a small percentage of our product was not performing properly in its manufacturing process. Based upon this feedback, we are working to improve the manufacturing process window of our formula with the customer’s lamination cycle. As such, we expect a delay in being able to generate net sales from these customers than previously anticipated. If we incur similar delays with other potential customers, our net sales, results of operations and financial position could be negatively affected.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$7,396	95.4%	$23,534	93.7%	$(16,138)	(68.6)%	$19,312	101.8%	$52,617	93.6%	$(33,305)	(63.3)%

The decrease in our cost of sales for the three months ended June 30, 2013 compared to the corresponding period in 2012 reflects an approximate 62% decrease in sales volume. Raw material costs decreased by $9.7 million due to lower production volume and the utilization of lower priced raw materials. Direct labor costs decreased by $1.4 million due to lower volume and the benefit of prior cost—reduction measures. Overhead costs decreased by $5.0 million mostly due to a reduction of $2.1 million of non—cash intangible asset amortization and $1.5 million of lower depreciation expense due to the long—lived asset impairment recorded at December 31, 2012.  Refer to Note 6 in the notes to the condensed consolidated financial statements.  In addition, we benefited from the savings associated with prior cost—reduction actions including the indirect labor headcount reduction actions taken during 2012 and the first three months of 2013.

The decrease in our cost of sales for the six months ended June 30, 2013 compared to the corresponding period in 2012 reflects an approximate 60% decrease in sales volume. Raw material costs decreased by $22.5 million due to lower production volume and the utilization of lower priced raw materials. Direct labor costs decreased by $1.7 million due to lower volume and the benefit of prior cost—reduction measures that more than offset $1.3 million of restructuring charges recorded in 2013. Overhead costs decreased by $9.0 million mostly due to a reduction of $4.2 million of non—cash intangible asset amortization and $2.7 million of lower depreciation expense due to the long—lived asset impairment recorded at December 31, 2012. In addition, we benefited from the savings associated with prior cost—reduction actions including the indirect headcount reduction actions made during 2012 and the first six months of 2013 including ceasing production at our East Windsor, Connecticut facility.

Cost of sales decreased $4.5 million or 38% compared to the three months ended March 31, 2013. Raw material costs decreased by $2.0 million due to a 26% decrease in sales volume, lower resin cost and a higher mix of our net sales being generated from our paperless encapsulant. Direct labor costs decreased by $1.3 million due to the restructuring charges that occurred in the first quarter of 2013 and the benefit of prior cost—reduction measures. Overhead costs decreased by $1.2 million due to the savings associated with prior cost—reduction measures including ceasing production at our East Windsor, Connecticut facility.

Gross Profit

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit	$359	4.6%	$1,585	6.3%	$(1,226)	(77.4)%	$(342)	(1.8)%	$3,585	6.4%	$(3,927)	(109.5)%

Gross profit as a percentage of net sales declined for the three month period ended June 30, 2013 compared to the corresponding 2012 period mainly as a result of a 19% decrease in ASP and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption. Production decreased by 61% in 2013 versus the corresponding 2012 period. These negative impacts more than offset benefits from previous cost—reduction actions and $1.5 million of lower depreciation and $2.1 million of intangible asset amortization as discussed above.

Gross profit as a percentage of net sales declined for the six month period ended June 30, 2013 compared to the corresponding 2012 period mainly as a result of lower ASP, $1.3 million of restructuring charges and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption. Production decreased by 58% during the first six months of 2013 compared to the corresponding 2012 period. These negative impacts more than offset the benefit from previous cost—reduction actions and $2.7 million of lower depreciation and $4.2 million of non—cash intangible asset amortization as discussed above.

Gross profit as a percentage of net sales increased for the three month period ended June 30, 2013 compared to the three month period ended March 31, 2013 mainly as a result of a $1.3 million decrease in restructuring charges and benefits from cost—reduction efforts, that more than offset an 7% ASP decrease and lower absorption of fixed costs allocated with the sales volume decline.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$4,345	56.0%	$5,595	22.3%	$(1,250)	(22.3)%	$8,482	44.7%	$12,263	21.8%	$(3,781)	(30.8)%

SG&A decreased $1.3 million for the three months ended June 30, 2013 compared to the corresponding period in the prior year. This decrease was driven by $0.7 million of lower non—cash stock—based compensation due to the vesting of equity awards granted at the time of our initial public offering. Labor and benefits decreased $0.6 million due to headcount reductions. Last, benefits from other cost—reduction efforts offset higher incentive compensation.

SG&A decreased $3.8 million for the six months ended June 30, 2013 compared to the corresponding period in the prior year. This decrease was driven by a $1.9 million reduction in non—cash stock—based compensation due to the vesting of equity awards granted at the time of our initial public offering. Labor and benefits decreased $1.1 million due to the headcount reductions taken during 2013 and 2012. In addition, lower depreciation expense and cost—reductions obtained in professional fees, travel and other SG&A items more than offset $0.4 million of restructuring charges recorded in 2013.

SG&A increased $0.2 million for the three month period ended June 30, 2013 compared to the three month period ended March 31, 2013 primarily driven by a $0.4 million increase in non—cash stock—based compensation due to the deferred compensation fair value adjustment and a $0.2 million increase in professional fees.  These increases were offset by a $0.3 million decrease in labor and benefits due to the headcount reductions and $0.2 million of lower restructuring charges.

Research and Development Expense (“R&D”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$709	9.1%	$1,113	4.4%	$(404)	(36.3)%	$1,613	8.5%	$2,191	3.9%	$(578)	(26.4)%

Research and development expense decreased $0.4 million for the three months ended June 30, 2013 compared to the corresponding period in the prior year and $0.6 million for the six months ended June 30, 2013 compared to the prior year. These decreases were driven by cost—reduction measures and lower development costs associated with the launch of our next generation encapsulant as it reached commercialization stage in late 2012.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$1,898	24.5%	$(1,156)	(4.6)%	$3,054	264.2%	$2,238	11.8%	$450	0.8%	$1,788	397.3%

The provision for bad debt expense recorded during the second quarter of 2013 was primarily related to one of our European customers filing for insolvency proceedings. During the second quarter of 2012, we collected long outstanding receivable balances from certain customers in Asia that were previously reserved, and resulted in the recovery of bad debt expense.

The provision for bad debt expense recorded for the first six months of 2013 primarily related to two of our customers declaring bankruptcy. In 2012, the bad debt expense was driven by increased aged receivable balances, primarily in Asia, and one of our European customers declaring bankruptcy.

If we increase our net sales in China and consistent with the current industry trend, we expect payment terms to extend.  As such, there is a risk that our future results of operations and financial position could be negatively impacted by bad debt expense.

Goodwill Impairment

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Goodwill	$—	—%	$—	—%	$—	—%	$—	—%	$82,524	146.8%	$(82,524)	(100.0)%

Goodwill was fully impaired at the end of the first quarter of 2012 after we determined that our implied fair value of goodwill was lower than its carrying value. The goodwill impairment resulted from a reduction in sales and a decline in the market capitalization of our common stock.

Interest Expense, Net

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest expense, net	$7	0.1%	$50	0.2%	$(43)	(86.0)%	$6	—%	$111	0.2%	$(105)	(94.6)%

The decrease in interest expense, net for both periods was primarily the result of the decrease in the commitment fee expense for our amended Credit Agreement partially offset by lower interest income earned on our cash balances. In late 2012, we allocated more of our idle cash balances to regular checking accounts as we received greater benefit from reduced bank fees than interest being earned.

Amortization of Deferred Financing Costs

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$17	0.2%	$81	0.3%	$(64)	(79.0)%	$34	0.2%	$163	0.3%	$(129)	(79.1)%

Amortization of deferred financing costs decreased in both periods as a result of lower deferred financing costs associated with our amended Credit Agreement. We entered into the amendment in the third quarter of 2012 to reduce the amount available from $150.0 million to $25.0 million, avoid a financial covenant breach and reduce our commitment fees.

Other Income

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income	$—	—%	$—	—%	$—	—%	$—	—%	$7,201	12.8%	$(7,201)	(100)%

We received $7.2 million in connection with the settlement of a trade secret lawsuit during the first quarter of 2012.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(108)	(1.4)%	$202	0.8%	$(310)	(153.5)%	$(64)	(0.3)%	$(86)	(0.2)%	$22	25.6%

The foreign currency transaction loss for the three months ended June 30, 2013 was approximately $0.1 million compared to a gain of $0.2 million in the corresponding 2012 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar which appreciated by 3% for the three months ended June 30, 2013 compared to depreciating 13% during the corresponding 2012 period.

The foreign currency transaction loss for the six months ended June 30, 2013 was less than $0.1 million which was consistent with a loss of $0.1 million in the corresponding 2012 period.

Income Tax Benefit from Continuing Operations

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax benefit from continuing operations	$(2,234)	(28.8)%	$(1,475)	(5.9)%	$759	51.5%	$(4,078)	(21.5)%	$(2,450)	(4.4)%	$1,628	66.4%

During the three months ended June 30, 2013, we recorded an income tax benefit of $2.2 million, resulting in an effective tax rate of 33.2%.  The tax provision reflects discrete items in the quarter primarily relating to disallowed foreign losses resulting in a $0.5 million benefit in the quarter. The projected annual effective tax rate excluding these discrete items is a benefit of 37.5% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by our expected mix of geographic earnings.

During the six months ended June 30, 2013, we recorded an income tax benefit of $4.1 million, resulting in an effective tax rate of 31.9%.  The tax provision reflects discrete items in the first six months primarily relating to disallowed foreign losses resulting in a $0.7 million expense in the first six months. The projected annual effective tax rate excluding these discrete items is a benefit of 37.5% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by our expected mix of geographic earnings.

A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective rate to change significantly.

We record a valuation allowance on deferred tax assets if we have determined that it is more than likely than not that all or a portion of the assets will not be realized. In accordance with ASC 740—10—30, in assessing the need for a valuation allowance, we consider all of the positive and negative evidence including: estimates of taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we determine that we would not be able to realize all or a portion of our tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if we determine that we would be able to realize deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a favorable adjustment of earnings in the period in which that determination is made.

We have established a valuation allowance of $0.8 million for existing deferred tax assets as of June 30, 2013, which is attributable to net operating loss carryforwards in China and Hong Kong.  We have not recorded a valuation allowance against the net operating loss carryforwards of $2.8 million in Spain for the tax years 2012 and 2013. We have evaluated these balances in accordance with ASC 740—10—30, and have determined that sufficient positive evidence is present to fully realize this balance in future periods. For Spain tax purposes, net operating losses can be carried forward for 15 tax periods. We estimate that the full carryforward balance will be fully utilized against taxable income in future tax periods.  However, if our future business performance is worse than anticipated or we are not able to generate future taxable income, then we may be required to record a valuation allowance for a portion or all of the carryforward balance which would negatively impact our results of operations.

In August, we received notification that our 2012 and 2011 U.S. federal tax returns have been selected for audit by the Internal Revenue Service. We have recorded an income tax receivable of $5.6 million related to our 2012 U.S. federal tax return on our Condensed Consolidated Balance Sheet.

Net Loss from Continuing Operations

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations	$(4,491)	(57.9)%	$(2,421)	(9.6)%	$2,070	85.5%	$(8,701)	(45.9)%	$(84,552)	(150.4)%	$(75,851)	(89.7)%

Net loss from continuing operations for the three months ended June 30, 2013 increased compared to the corresponding 2012 period driven by lower net sales resulting in lower gross profit and higher bad debt expense that more than offset cost—reduction actions which drove lower manufacturing costs, SG&A and R&D expenses.

Net loss from continuing operations for the first six months of 2013 decreased compared to the corresponding 2012 period driven by the 2012 goodwill impairment of $82.5 million that did not recur, lower SG&A and R&D expenses that more than offset lower net sales, lower gross profit and higher bad debt expense for the six months ended June 30, 2013 as well as the receipt of $7.2 million in 2012 for the trade secret settlement that did not recur.

Net Loss

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss	$(4,491)	(57.9)%	$(2,421)	(9.6)%	$2,070	85.5%	$(8,701)	(45.9)%	$(84,552)	(150.4)%	$(75,851)	(89.7)%

Net loss for the three months ended June 30, 2013 increased compared to the corresponding 2012 period driven by lower net sales resulting in lower gross profit and higher bad debt expense that more than offset cost—reduction actions which drove lower manufacturing costs, SG&A and R&D expenses.

Net loss for the first six months of 2013 decreased compared to the corresponding 2012 period driven by the 2012 goodwill impairment of $82.5 million that did not recur, lower SG&A and R&D expenses that more than offset lower net sales, lower gross profit and higher bad debt expense for the six months ended June 30, 2013 as well as the receipt of $7.2 million in 2012 for the trade secret settlement that did not recur.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non—GAAP EPS. See Note 14—Reportable Segment and Geographical Information located in the Notes to the condensed consolidated financial statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non—GAAP EPS from continuing operations (“non—GAAP EPS”) is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(5,286)	$2,124	$(8,905)	$7,105
Depreciation and amortization	(524)	(4,385)	(1,016)	(8,331)
Amortization of deferred financing costs	(17)	(81)	(34)	(163)
Interest expense, net	(7)	(50)	(6)	(111)
Income tax benefit	2,234	1,475	4,078	2,450
Restructuring	(91)	—	(1,664)	—
Goodwill impairment	—	—	—	(82,524)
Stock—based compensation	(760)	(1,504)	(1,114)	(2,978)
Loss on disposal of fixed assets	(40)	—	(40)	—
Net Loss from Continuing Operations	$(4,491)	$(2,421)	$(8,701)	$(84,552)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$7,755	$25,119	$(17,364)	69.1%	$18,970	$56,202	$(37,232)	(66.3)%
Adjusted EBITDA	$(5,286)	$2,124	$(7,410)	(348.9)%	$(8,905)	$7,105	$(16,010)	(225.3)%
Adjusted EBITDA as % of Segment Net Sales	(68.2)%	8.5%			(46.9)%	12.6%

Adjusted EBITDA as a percentage of net sales decreased for the three months ended June 30, 2013 compared to 2012 due to lower sales prices, lower gross profit and higher bad debt expense.

Adjusted EBITDA as a percentage of net sales decreased for the six months ended June 30, 2013 compared to 2012 due to lower sales prices, lower gross profit and higher bad debt expense, and the receipt of $7.2 million for the trade secret settlement in 2012 that did not recur.

Cost—Reduction Actions

On January 22, 2013, our Board of Directors approved a cost—reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified that our largest customer selected an alternative supplier. In addition, we executed headcount reductions of approximately 130 employees on a global basis during the first six months of 2013.

In conjunction with these headcount reductions, we recognized severance and other benefits of less than $0.1 million and $1.3 million in cost of sales and $0.1 million and $0.4 million in selling, general and administrative expenses for the three and six months ended June 30, 2013, respectively.

A rollforward of the severance and other benefit accrual activity was as follows:

June 30, 2013
Balance at December 31, 2012	$200
Additions	1,664
Cash utilization	(1,800)
Balance at June 30, 2013	$64

We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

Non—GAAP (Loss) Earnings Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non—GAAP financial measure called non—GAAP EPS. Non—GAAP EPS is defined for the periods presented in the following table. The weighted—average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti—dilutive. However, we have included these shares in our 2012 non—GAAP EPS calculations when we have generated non—GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted—average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

We believe that non—GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non—GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non—GAAP EPS is the main metric used to determine annual bonus compensation for our President and Chief Executive Officer, our Vice President, Chief Financial Officer and Chief Accounting Officer and other senior executives.

Although we use non—GAAP EPS as a measure to assess the operating performance of our business, non—GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non—GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets, deferred financing costs, goodwill, intangible and other asset impairments, restructuring and stock—based compensation expense further limits the usefulness of this measure. Non—GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, management does not view non—GAAP EPS in isolation and uses other measures, such as Adjusted EBITDA, net loss from continuing operations, net sales, gross margin and operating income, to measure operating performance.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss from continuing operations	$(4,491)	$(2,421)	$(8,701)	$(84,552)
Adjustments to net loss from continuing operations:
Amortization of intangibles	—	2,108	—	4,216
Amortization of deferred financing costs	17	81	34	163
Stock—based compensation expense	760	1,504	1,114	2,978
Restructuring	91	—	1,664	—
Goodwill impairment	—	—	—	82,524
Tax effect of adjustments	(277)	(1,201)	(931)	(2,385)
Non—GAAP net (loss) earnings from continuing operations	$(3,900)	$71	$(6,820)	$2,944

Basic shares outstanding GAAP	41,607,310	41,287,338	41,574,713	41,239,316
Diluted shares outstanding GAAP	41,607,310	41,287,338	41,574,713	41,239,316
Stock options	—	—	—	—
Restricted common stock	—	284	—	130
Diluted shares outstanding non—GAAP	41,607,310	41,287,622	41,574,713	41,239,446
Diluted net loss per share from continuing operations	$(0.11)	(0.06)	$(0.21)	$(2.05)
Diluted non—GAAP net (loss) earnings per share from continuing operations	$(0.09)	(0.00)	$(0.16)	$0.07

Financial Condition, Liquidity and Capital Resources

Historically, we have funded our operations primarily through cash provided by operations. As of June 30, 2013, our principal sources of liquidity consisted of $72.3 million of cash. We believe we have ample liquidity to fund our operations, capital expenditures, and investment in research and development with our existing cash balance.

Our cash and cash equivalents are located in the following geographies:

June 30, 2013

United States	$58,402
Spain	7,056
Malaysia	4,541
China	2,215
Hong Kong	59
Consolidated	$72,273

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

Customer payment terms are extending throughout the solar supply chain, particularly in China. We are currently executing a product introduction to increase our net sales to Chinese module manufacturers. If we are successful in increasing our market share in China, we expect our working capital investment to increase significantly to support such growth.  The required level of working capital investment could be significant and generate negative operating cash flow. We are currently exploring options that may be available to sell accounts receivable in order to transfer the credit risk and accelerate cash collection.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $8.7 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $29.3 million for the six months ended June 30, 2012. Cash earnings decreased by approximately $11.3 million for the six months ended June 30, 2013 compared to the same period in 2012. The reduction was driven by the $7.2 million trade secret settlement received in 2012 that did not recur in 2013, reduced net sales and lower gross profit compared to the prior year. In addition, we incurred approximately $1.8 million of restructuring payments in the first six months of 2013 and received less working capital benefit, primarily from a decrease in the amount of inventory reduction.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was $0.8 million for the six months ended June 30, 2013 due to cash received for our prior state tax receivable relating to the final gain on the sale of the QA business. Net cash used in operating activities from discontinued operations was $5.8 million for the six months ended June 30, 2012.  Cash payments in 2012 primarily related to the payment of accrued state taxes relating to the gain on the sale of the QA business.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $1.8 million and $9.4 million for the six months ended June 30, 2013 and 2012, respectively. The 2013 capital expenditures mainly related to improvements to our production equipment to further our conversion to paperless products. Net cash used in investing activities for the six months ended June 30, 2012 was also for capital expenditures. Our investments for this period were primarily for our new 20,000 square foot state—of—the—art research and development laboratory that became operational early in the second quarter of 2012. We also acquired land for our China expansion and continued the build—out of our East Windsor, Connecticut facility.

We expect remaining 2013 consolidated capital expenditures to be approximately $2.0 million.

We use an alternative non—GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $(10.4) million and $19.9 million in the six months ended June 30, 2013 and 2012, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash (used in) provided by operating activities from continuing operations	$(5,005)	$8,148	$(8,666)	$29,297
Less: capital expenditures	(1,277)	(3,887)	(1,757)	(9,425)
Free cash flow	$(6,282)	$4,261	$(10,423)	$19,872

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2013 and 2012 resulting from proceeds received from common stock issued under our employee stock purchase plan.

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

Other than during the cash collateral period, we are required to (i) maintain a Consolidated Leverage Ratio as of the end of any fiscal quarter of no more than 2.50 to 1.00, (ii) maintain a Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter of no less than 1.50 to 1.00 and (iii) have Consolidated EBITDA as of the end of the most recent four fiscal quarter period of at least $10.0 million. Since we had no outstanding borrowings under the Credit Agreement, our Consolidated Leverage Ratio was not

applicable as of June 30, 2013. Our Fixed Charge Ratio was (110.0) to 1.0 as of the quarter ended June 30, 2013. Our trailing twelve month consolidated EBITDA was $(9.0) million as of the quarter ended June 30, 2013. As a result, we are not able to borrow without posing cash collateral, but we were in compliance with our amended Credit Agreement as of June 30, 2013.

Our inability to borrow under the Credit Agreement without having to post cash collateral may impose significant operating and financial restrictions on us and may limit our ability to pursue our business strategies or undertake actions that may be in our best interest. Also, during post—collateral periods, we may not be able to comply with financial covenants.

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

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first six months of 2013, we were not negatively materially affected by inflation.

Recently Issued Accounting Standards

There were no recently issued accounting standards that had or are expected to have a material impact on our condensed consolidated financial statements in the six months ended June 30, 2013.

Forward—Looking Statements

This Quarterly Report contains forward—looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward—looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward—looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10—Q, we face risks and uncertainties that include, but are not limited to, the following: (1) customer concentration in our business and our relationships with and dependence on key customers; (2) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, particularly in China; (3) our ability to increase our market share; (4) product pricing pressures and other competitive factors; (5) excess capacity in the solar supply chain; (6) the extent to which we may be required to write—off accounts receivable, inventory or other assets; (7) trade complaints and lawsuits diminishing the growth of the solar industry; (8) demand for solar energy in general and solar modules in particular; (9) the extent and duration of the current downturn in the global economy; (10) the impact negative credit markets may have on us or our customers or suppliers; (11) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (12) the effects of the announced reductions to solar incentives in Germany and Italy; (13) operating new manufacturing facilities and increasing production capacity at existing facilities; (14) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (15) our dependence on a limited number of third—party suppliers for raw materials for our encapsulants and materials used in our processes; (16) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (17) potential product performance matters and product liability; (18) our ability to protect our intellectual property; (19) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (20) maintaining sufficient liquidity in order to fund future profitable growth and long—term vitality; (21) outcomes of litigation and regulatory actions; and (22) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10—K, 10—Q and 8—K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward—looking statements. We undertake no obligation to publicly update any forward—looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re—measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the six months ended June 30, 2013 and 2012 approximately $8.9 million, or 47% and $23.4 million or 42%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our international operations. The costs related to our foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2013 would have caused a change in consolidated net assets of approximately $2.0 million and a change in net sales of approximately $0.9 million.

Interest Rate Risk

We will be exposed to interest rate risk if we are able to, and if we elect to, draw down on our Credit Agreement. As of June 30, 2013, no amounts were outstanding under our Credit Agreement. Our Credit Agreement bears interest at floating rates based on the Eurocurrency or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. During 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011, and our cost of sales was favorably impacted by approximately $7.0 million in 2012. In the first six months of 2013, we have not experienced any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) during the second fiscal quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                 Legal Proceedings

There have been no material developments in the three months ended June 30, 2013 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10—K for the year ended December 31, 2012, except as noted below.  In addition, there were no new material legal proceedings during the quarter.

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

On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using our manufacturing process and product formulations. On October 10, 2012, we along with STRE filed a preliminary injunction petition (the “PI Petition”) requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR’s trade secrets. In connection with the PI Petition, we along with STRE offered to post a bond in the amount of EUR 50K (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if our claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013, the Court denied the PI Petition. We have appealed the Court’s decision and intend to pursue our claim on the merits. In the event that the appeal of the PI Petition is denied, we may be responsible for EVASA’s legal fees. However, the payment of such fees is not probable or determinable, at this time.

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

STR HOLDINGS, INC.
(Registrant)

Date: August 8, 2013	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)