Form 10-Q
period 2013-09-30
STR HOLDINGS, INC.
filed 2013-11-12
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

At October 31, 2013, there were 41,894,703 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,249	$81,985
Income tax receivable	9,548	6,939
Accounts receivable, trade, less allowances for doubtful accounts of $2,299 and $118 in 2013 and 2012, respectively	2,983	5,316
Inventories, net	10,661	8,585
Prepaid expenses	999	1,374
Deferred tax assets	1,927	1,823
Other current assets	1,064	596
Total current assets	89,431	106,618
Property, plant and equipment, net	28,669	27,750
Deferred financing costs, net	—	189
Deferred tax assets	12,744	11,728
Other noncurrent assets	944	879
Total assets	$131,788	$147,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,124	$2,893
Accrued liabilities (Note 7)	7,401	10,376
Other current liabilities	747	—
Income taxes payable	848	917
Total current liabilities	12,120	14,186
Other long–term liabilities	4,819	5,539
Total liabilities	16,939	19,725
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,861,635 and 41,857,913 issued and outstanding, respectively, in 2013 and 41,684,960 and 41,681,238 issued and outstanding, respectively, in 2012	417	416
Treasury stock, at cost	(57)	(57)
Additional paid–in capital	235,406	233,659
Accumulated deficit	(118,770)	(104,135)
Accumulated other comprehensive loss, net	(2,147)	(2,444)
Total stockholders’ equity	114,849	127,439
Total liabilities and stockholders’ equity	$131,788	$147,164

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

All amounts in thousands except share and per share amounts

	Three Month Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$6,219	$23,092	$25,189	$79,294
Cost of sales	7,040	22,510	26,352	75,127
Gross (loss) profit	(821)	582	(1,163)	4,167
Selling, general and administrative expenses	4,570	4,781	13,012	17,044
Research and development expense	703	1,063	2,316	3,254
(Recovery) provision for bad debt expense	(138)	47	2,100	497
Goodwill impairment (Note 6)	—	—	—	82,524
Operating loss	(5,956)	(5,309)	(18,591)	(99,152)
Interest expense, net	—	(85)	(6)	(196)
Amortization of deferred financing costs	(155)	(899)	(189)	(1,062)
Other income (Note 8)	—	—	—	7,201
Gain (loss) on disposal of fixed assets	140	—	100	—
Foreign currency transaction loss	(231)	(86)	(295)	(172)
Loss from continuing operations before income tax benefit	(6,202)	(6,379)	(18,981)	(93,381)
Income tax benefit from continuing operations	(268)	(2,800)	(4,346)	(5,250)
Net loss from continuing operations	$(5,934)	$(3,579)	$(14,635)	$(88,131)
Discontinued operations (Note 3):
Earnings from discontinued operations before income tax expense	—	—	—	—
Income tax benefit from discontinued operations	—	(4,246)	—	(4,246)
Net earnings from discontinued operations	—	4,246	—	4,246
Net (loss) earnings	$(5,934)	$667	$(14,635)	$(83,885)
Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $(194), $154, $(160) and $(157), respectively)	548	287	297	(292)
Other comprehensive income (loss)	548	287	297	(292)
Comprehensive (loss) income	$(5,386)	$954	$(14,338)	$(84,177)
Net (loss) earnings per share (Note 4):
Basic from continuing operations	$(0.14)	$(0.09)	$(0.35)	$(2.13)
Basic from discontinued operations	—	0.11	—	0.10
Basic	$(0.14)	$0.02	$(0.35)	$(2.03)

Diluted from continuing operations	$(0.14)	$(0.09)	$(0.35)	$(2.13)
Diluted from discontinued operations	—	0.11	—	0.10
Diluted	$(0.14)	$0.02	$(0.35)	$(2.03)
Weighted–average shares outstanding (Note 4):
Basic	41,695,010	41,439,827	41,598,103	41,277,975
Diluted from continuing operations	41,695,010	41,439,827	41,598,103	41,277,975

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(14,635)	$(83,885)
Net earnings from discontinued operations	—	4,246
Net loss from continuing operations	(14,635)	(88,131)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,503	6,157
Goodwill impairment	—	82,524
Amortization of intangibles	—	6,323
Amortization of deferred financing costs	46	218
Write-off of deferred debt costs	143	844
Stock-based compensation expense	1,677	3,682
Loss on disposal of property, plant and equipment	—	2
Provision for bad debt expense	2,100	497
Deferred income tax benefit	(187)	(3,055)
Changes in operating assets and liabilities:
Accounts receivable	236	6,701
Income tax receivable	(4,278)	(7,189)
Inventories, net	(2,003)	14,767
Other current assets	(459)	3,081
Accounts payable	188	(352)
Accrued liabilities	(3,077)	(1,529)
Income taxes payable	(69)	3,659
Other, net	310	365
Net cash (used in) provided by continuing operations	(18,505)	28,564
Net cash provided by (used in) discontinued operations	834	(5,786)
Total net cash (used in) provided by operating activities	(17,671)	22,778

INVESTING ACTIVITIES
Capital expenditures	(2,159)	(10,477)
Net cash used in continuing operations	(2,159)	(10,477)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(2,159)	(10,477)

FINANCING ACTIVITIES
Debt issuance costs	—	(31)
Proceeds from common stock issued under employee stock purchase plan	18	32
Net cash provided by continuing operations	18	1
Net cash used in discontinued operations	—	—
Total net cash provided by financing activities	18	1
Effect of exchange rate changes on cash	76	(471)

Net change in cash and cash equivalents	(19,736)	11,831
Cash and cash equivalents, beginning of period	81,985	58,794
Cash and cash equivalents, end of period	$62,249	$70,625

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10–Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in STR Holdings, Inc.’s (the “Company”) Form 10–K filed with the SEC on March 15, 2013. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

The year-end Condensed Consolidated Balance Sheets data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013–11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. With the update, the FASB clarified the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in a company’s financial statements.  The amended standard will become effective for fiscal years and interim periods beginning after December 15, 2013. The amendments are applied prospectively to all unrecognized tax benefits that exist at the effective date of the standard and retrospective application is permitted. The Company has early adopted this standard and it did not have a material impact on the Company’s condensed consolidated financial statements as the Company had previously separately disclosed its tax benefits and liabilities for financial reporting purposes.

NOTE 3—DISCONTINUED OPERATIONS

On August 16, 2011, the Company entered into an equity purchase agreement to sell its Quality Assurance (“QA”) business to Underwriters Laboratories (“UL”) for $275,000 plus assumed cash. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. In addition, the Company and UL entered into a transition services agreement, pursuant to which the Company agreed to provide certain services to UL following the closing of the sale, including accounting, tax, legal, payroll and employee benefit services. UL agreed to provide certain information technology services to the Company pursuant to such agreement. On September 1, 2011, the Company completed the sale of the QA business for total net cash proceeds of $283,376, which included $8,376 of estimated cash assumed in certain QA locations. On September 1, 2011, pursuant to the terms and conditions of the equity purchase agreement, as amended, the Company transferred the applicable assets, liabilities, subsidiaries and employees of the QA business to Nutmeg Holdings, LLC (“Nutmeg”) and STR International, LLC (“International,” and together with Nutmeg and their respective subsidiaries, the “Nutmeg Companies”), and immediately thereafter sold its equity interest in each of the Nutmeg Companies to designated affiliates of UL. The Company decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company’s polymer manufacturing capabilities, and to retire its long–term debt.

In the fourth quarter of 2011, the Company received $2,727 in additional cash proceeds from UL related to the finalization of the excess cash and working capital adjustments in accordance with the purchase agreement.

In accordance with ASC 250–20–Presentation of Financial Statements–Discontinued Operations and ASC 740–20–Income Taxes–Intraperiod Tax Allocation, the accompanying Condensed Consolidated Statements of Comprehensive Loss and Condensed

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—DISCONTINUED OPERATIONS (Continued)

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

As anticipated and in conjunction with the closing of the sale of the QA business, the Company became non–compliant with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, the Company terminated the 2007 Credit Agreements and used approximately $237,732 from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent. In connection with the payoff of all the existing debt, the Company also wrote off $3,586 of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements.

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

The Company has determined that the error was not quantitatively or qualitatively material to the annual or interim periods in 2011 and the resulting correction was not material to its annual results for the year ended December 31, 2012.

The following tables set forth the operating results of the QA business presented as a discontinued operation for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$—	$—	$—	$—
Loss from operations before income tax benefit	$—	$—	$—	$—
Estimated gain on sale before income tax expense	—	—	—	—
Net earnings before income tax expense	$—	$—	$—	$—
Income tax benefit	$—	$4,246	$—	$4,246

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—(LOSS) EARNINGS PER SHARE

The calculation of basic and diluted net (loss) earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(5,934)	$(3,579)	$(14,635)	$(88,131)
Net earnings from discontinued operations	—	4,246	—	4,246
Net (loss) earnings	$(5,934)	$667	$(14,635)	$(83,885)
Denominator:
Weighted–average shares outstanding	41,695,010	41,439,827	41,598,103	41,277,975
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	41,695,010	41,439,827	41,598,103	41,277,975

Net (loss) earnings per share:
Basic from continuing operations	$(0.14)	$(0.09)	$(0.35)	$(2.13)
Basic from discontinued operations	—	0.11	—	0.10
Basic	$(0.14)	$0.02	$(0.35)	$(2.03)

Diluted from continuing operations	$(0.14)	$(0.09)	$(0.35)	$(2.13)
Diluted from discontinued operations	—	0.11	—	0.10
Diluted	$(0.14)	$0.02	$(0.35)	$(2.03)

Due to the loss from continuing operations for the three and nine months ended September 30, 2013, diluted weighted–average common shares outstanding does not include 83 and 153 shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti–dilutive. Due to the loss from continuing operations for the three and nine months ended September 30, 2012, diluted weighted–average common shares outstanding does not include 179 and 151 shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti–dilutive.

Since the effect would be anti–dilutive, there were 83 and 121 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted–average shares outstanding for the three and nine months ended September 30, 2013, respectively. Since the effect would be anti–dilutive, there were 179 and 151 shares of common stock issued under the ESPP that were not included in the computation of diluted weighted–average shares outstanding for the three and nine months ended September 30, 2012, respectively.

Since the effect would be anti–dilutive, there were 3,771,305 and 2,818,979 stock options outstanding that were not included in the computation of diluted weighted–average shares outstanding for the three months ended September 30, 2013 and 2012, respectively. Since the effect would be anti–dilutive, there were 3,721,305 and 2,818,979 stock options outstanding that were not included in the computation of diluted weighted–average shares outstanding for the nine months ended September 30, 2013 and 2012, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—INVENTORIES

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Finished goods	$3,289	$2,030
Raw materials	7,372	6,555
Inventories, net	$10,661	$8,585

NOTE 6—LONG–LIVED ASSETS AND GOODWILL

Intangible Assets

The Company recorded the estimated fair values of intangible assets acquired in connection with the DLJ Merchant Banking Partners–Americas’ acquisition of the Company on June 15, 2007 (“2007 DLJ Transaction”). The Company recorded an impairment charge of $135,480 as of December 31, 2012. Refer to the impairment testing section below.

Goodwill

Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the 2007 DLJ Transaction. During the nine months ended September 30, 2012, the Company recorded an impairment charge of $82,524.  Refer to the impairment testing section below.

Impairment Testing

In accordance with ASC 350–Intangibles–Goodwill and Other and ASC 360–Property, Plant and Equipment, the Company assesses the impairment of its long–lived assets including its property, plant and equipment whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. Prior to 2013, the Company also assessed the impairment of its definite–lived intangible assets and goodwill. As of December 31, 2012, the Company’s goodwill and definite–lived intangible assets were fully impaired. During each reporting period, the Company assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that were generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which the Company used its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company’s common stock.

During the first quarter of 2012, the market capitalization of the Company’s common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, the Company determined that a triggering event occurred requiring it to test its long–lived assets and its goodwill for impairment as of March 31, 2012. Prior to performing its goodwill impairment test, the Company first assessed its long–lived assets for impairment as of March 31, 2012. The Company concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of the Company’s asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

After evaluating its long–lived assets for impairment, the Company proceeded to test its goodwill for impairment. At March 31, 2012, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit’s net book value exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that the implied fair value of goodwill was lower than its carrying value and recorded a non–cash goodwill impairment charge of $82,524 during the three months ended March 31, 2012. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company’s cash flow projections. Based on the other–than–temporary decline in the Company’s stock price and its net book value exceeding the market capitalization of its common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. The Company believes the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Many of the factors used in assessing the fair

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG–LIVED ASSETS AND GOODWILL (Continued)

value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company–specific factors, industry conditions and overall economic conditions.

Due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non–EVA encapsulant materials and the Company’s 2013 sales outlook which included the loss of its largest customer, the Company determined that a triggering event occurred to test its long–lived assets for recoverability as of December 31, 2012. In conjunction with a valuation specialist, the Company determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of the Company’s asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

Since the asset group’s carrying value was not recoverable, the Company, in conjunction with a valuation specialist, fair valued the asset group incorporating market participant assumptions. The Company estimated the fair value of its asset group under the income approach using a discounted cash flow model which incorporated its cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the assessment, the Company calculated an impairment charge which was allocated to each of the long–lived assets on a pro–rata basis using the relative carrying values of those assets as of December 31, 2012. However, the Company did not reduce the carrying value of such assets below their fair value where such value could be determined without undue cost and effort. Therefore, the Company recorded a non–cash impairment charge of $135,480 to its intangible assets and $37,431 to its property, plant and equipment as of December 31, 2012. The Company re–evaluated the depreciable lives of such long–lived assets and determined a revision to those lives was not warranted.

The Company’s long–lived assets consist solely of property, plant and equipment as of September 30, 2013.  At September 30, 2013, there were no indicators which significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed.  However, the Company did perform an analysis using appraisals and other data in order to assess the recoverability of its property, plant and equipment as of September 30, 2013.  As a result of this analysis, the Company determined its long–lived assets were recoverable and its depreciable lives were appropriate as of September 30, 2013.  If the Company experiences a significant reduction in future sales volume, further average sale price (“ASP”) reductions, lower profitability or ceases operations at any of its facilities, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Product performance	$4,058	$3,959
Grants	1,055	2,320
Salaries and wages	874	1,021
Professional fees	617	732
Restructuring severance and benefits	52	200
Environmental	76	105
Other	669	2,039
Total	$7,401	$10,376

Refer to Note 8 for additional information regarding the grants.

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

The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2013	September 30, 2012
Balance as of beginning of year	$3,959	$4,762
Additions	15	111
Reductions	(15)	(985)
Foreign exchange impact	99	(30)
Balance as of end of period	$4,058	$3,858

The majority of this accrual relates to a quality claim by one of the Company’s customers in connection with a non–encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Connecticut Department of Energy and Environmental Protection and has engaged a licensed contractor to remediate this site for commercial and industrial use of the property. Based on ASC 450–Contingencies, the Company accrued the estimated cost to remediate. The following table summarizes the Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2013	September 30, 2012
Balance as of beginning of year	$105	$350
Additions	—	—
Reductions	(29)	(195)
Balance as of end of period	$76	$155

Galica/JPS

As previously disclosed, the Company entered into a Global Settlement Agreement and Release (the “Settlement Agreement”) with JPS Industries Inc., JPS Elastomerics Corp. and James P. Galica (collectively “JPS”). Pursuant to the Settlement Agreement, the parties agreed to (i) payment by JPS of $7,131 to the Company, (ii) dismissals of pending actions in state and federal courts and all associated appeals and proceedings, (iii) the satisfaction of outstanding judgments in the state court action, (iv) the disbursement to the Company of $70, deposited with and held in escrow by the court, (v) the discharge of attachments of certain assets of JPS, (vi) the modification of the injunction issued in the state court action: (a) reducing the term of a production injunction from five years to four years, (b) permitting JPS to permanently bond encapsulant to fiberglass mesh and laminate non–low shrink encapsulant to paper, (c) the deletion of JPS’s obligations with respect to the review and deletion of certain documents, (vii) the delivery to the Company by JPS of certain components of an equipment line purchased by it, (viii) the deletion by JPS of certain data, (ix) the general release of claims by the parties related to the state and federal court actions, subject to the retention by the Company of certain rights, (x) the covenant by JPS not to sue the Company (and its affiliates) with respect to matters related to the federal court action, (xi) the agreement by JPS and Galica to cooperate with the Company in connection with investigations related to the potential dissemination of the Company’s trade secrets, and (xii) certain other customary terms and conditions.

The Company received the $7,201 payment during the first quarter of 2012, which is recorded in Other Income on its Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2012.

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

Spanish Grants

The Company’s Spanish subsidiary has received financial grants for certain fixed assets that requires the Company’s Spanish subsidiary to maintain a specific level of employment and to continue to operate certain fixed assets.  In the third quarter of 2013, the Company’s Spanish subsidiary repaid $1,558 of grants that were accrued in 2012 in conjunction with cost-reduction measures that failed to comply with employment level requirements for certain grants. As of September 30, 2013, approximately $1,055 was accrued for potential breach of grant requirements relating to employment level requirements. If our Spanish subsidiary fails to satisfy these or other requirements, such subsidiary will not qualify for future incentives and may be required to refund a portion of previously granted incentives. If the Company’s Spanish subsidiary fails to comply with its obligations under the grants, or the respective government agencies determine that the Company’s Spanish subsidiary has not complied with all of its grants, the Company could be required to make additional potential repayments ranging from zero to $4,000. Any such additional potential repayment would be in excess of what the Company has accrued as of September 30, 2013 and could have a material adverse effect on the Company’s results of operations, prospects, cash flows and financial condition.

NOTE 9—COST–REDUCTION ACTIONS

On January 22, 2013, the Board of Directors of the Company approved a cost–reduction action to cease manufacturing at the Company’s East Windsor, Connecticut facility after being notified that its largest customer selected an alternative supplier. In addition, the Company executed further headcount reductions during the third quarter of 2013 to better align its cost structure with current sales. In total, the Company executed headcount reductions of approximately 150 employees on a global basis through the third quarter of 2013. See Note 16–Subsequent Events.

In conjunction with these headcount reductions, the Company recognized severance and related benefits of $0 and $1,281 in cost of sales and $223 and $606 in selling, general and administrative expense for the three and nine months ended September 30, 2013, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COST–REDUCTION ACTIONS (Continued)

A rollforward of the restructuring accrual, which is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was as follows:

September 30, 2013
Balance at December 31, 2012	$200
Additions	2,155
Cash utilization	(2,035)
Balance at September 30, 2013	$320

The restructuring accrual as of September 30, 2013 consists of $52 for severance and benefits and $268 of other exit costs.

In addition, on October 15, 2013, the Company decided to eliminate the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance, effective November 15, 2013. Total severance costs expected to be incurred in the fourth quarter of 2013 is $770.

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

•                  Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•                  Level 3 — unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2012:

	Financial assets and liabilities at fair value as of December 31, 2012
	Level 1	Level 2	Level 3

Money market funds (1)	$24,448	$—	$—
Deferred compensation (2)	$—	$1,165	$—
Total	$24,448	$1,165	$—

The following table provides the fair value measurements of applicable financial assets and liabilities as of September 30, 2013:

	Financial assets and liabilities at fair value as of September 30, 2013
	Level 1	Level 2	Level 3

Money market funds (1)	$29,445	$—	$—
Deferred compensation (2)	$—	$1,031	$—
Total	$29,445	$1,031	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Included in other long–term liabilities on the Company’s Condensed Consolidated Balance Sheets.  Refer to Note 14 for further information.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—LONG–TERM DEBT

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

As anticipated and in conjunction with the closing of the sale of the QA business, the Company triggered non–compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, the Company terminated the 2007 Credit Agreements and used approximately $237,732 from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent.

In connection with the payoff of all the debt, the Company also wrote–off $3,586 of the remaining unamortized deferred financing costs associated with such loan arrangements.

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

The obligations under the Credit Agreement were unconditional and were guaranteed by substantially all of the Company’s existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees were secured on a first–priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by the Company and each of the Company’s domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

Borrowings under the Credit Agreement may have been used to finance working capital, capital expenditures and other lawful corporate purposes, including the financing of certain permitted acquisitions, payment of dividends and/or stock repurchases, subject to certain restrictions.

Each Eurocurrency rate loan bore interest at the Eurocurrency rate (as defined in the Credit Agreement) plus an applicable rate that ranged from 200 basis points to 250 basis points based on our Consolidated Leverage Ratio (as defined in the Credit Agreement) plus, when funds were lent by certain overseas lending offices, an additional cost.

Base rate loans and swing line loans bore interest at the base rate (as defined below) plus the applicable rate, which ranged from 100 basis points to 150 basis points based on the Company’s Consolidated Leverage Ratio. The base rate was the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, and (iii) the Eurocurrency rate for Eurocurrency loans of one month plus 1%.

If any amount was not paid when due under the Credit Agreement or an event of default existed, then, at the request of the lenders holding a majority of the unfunded commitments and outstanding loans, obligations under the Credit Agreement would have bore interest at a rate per annum equal to 200 basis points higher than the interest rate otherwise applicable. In addition, the Company was required to pay the Lenders a commitment fee equal to an applicable rate, which ranged from 25 basis points

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—LONG–TERM DEBT (Continued)

to 35 basis points based on the Company’s Consolidated Leverage Ratio from time to time, multiplied by the actual daily amount of the Lender’s aggregate unused commitments under the Credit Agreement. The facility fee was payable quarterly in arrears. The Company would also pay a letter of credit fee equal to the applicable rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

The Company could have optionally prepaid the loans or irrevocably reduced or terminated the unutilized portion of the commitments under the Credit Agreement, in whole or in part, without premium or penalty (other than if Eurocurrency loans are prepaid prior to the end of the applicable interest period) at any time by the delivery of a notice to that effect as provided under the Credit Agreement.

The Credit Agreement contained customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants included, among others, with respect to the Company and the Company’s subsidiaries delivery of financial statements, compliance certificates and notices, payment of obligations, preservation of existence, maintenance of properties, compliance with material contractual obligations, books and records and insurance and compliance with laws.

The Credit Agreement also contained customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross–defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a Change in Control (as defined in the Credit Agreement) or a material provision of the Credit Agreement ceases to be in effect. Upon an event of default under the Credit Agreement, the Lenders may have declared the loans and all other obligations under the Credit Agreement immediately due and payable and require the Company to cash collateralize the outstanding letter of credit obligations. A bankruptcy or insolvency event caused such obligations automatically to become immediately due and payable.

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

The First Amendment reduced the amount available under the revolving senior credit facility from $150,000 to $25,000. During the Cash Collateral Period (as described below), the Company may have borrowed under the revolving senior credit facility. However, the Company must have maintained cash collateral deposited by the Company and/or the Company’s subsidiaries in an account controlled by the Administrative Agent in an amount equal to any outstanding borrowing under the Credit Agreement, as amended. In addition, the Company was not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the Cash Collateral Period.

Termination of Credit Agreement

On September 16, 2013, the Company terminated its Credit Agreement. The Company had no outstanding indebtedness pursuant to the amended Credit Agreement. The Company cancelled the Credit Agreement since it was not able to draw on it without posting cash collateral and the Company has liquidity with its existing cash balance to run its operations. As a part of the termination, the Company wrote–off approximately $143 of the remaining unamortized deferred financing costs associated with the Credit Agreement.

NOTE 12—INCOME TAXES FROM CONTINUING OPERATIONS

During the three and nine months ended September 30, 2013, the Company recorded an income tax benefit of $268 and $4,346, respectively, resulting in an effective tax rate of 4.3% and 22.9%, respectively.  The projected annual effective tax rate excluding discrete items primarily related to disallowed foreign losses is a benefit of 26.9% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by the Company’s expected mix of geographic earnings.

During the three and nine months ended September 30, 2012, the Company recorded an income tax benefit of $2,800 and $5,250, respectively resulting in an effective tax rate of 43.9% and 5.6%, respectively.  The effective tax rate from continuing operations for the nine months ended September 30, 2012 also reflects discrete items recorded in the first quarter of 2012 relating to

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—INCOME TAXES FROM CONTINUING OPERATIONS (Continued)

the goodwill impairment for which no tax benefit is recorded, settlement of income tax audits resulting in a $1,000 benefit, and a benefit related to a favorable adjustment of $538 made upon filing the Company’s 2011 tax returns.

The Company records a valuation allowance on deferred tax assets if the Company determines that it is more than likely than not that all or a portion of the assets will not be realized. In accordance with ASC 740–10–30, in assessing the need for a valuation allowance, the Company considers all of the positive and negative evidence including: estimates of taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company determines that it would not be able to realize all or a portion of its tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company determines that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment of earnings in the period in which that determination is made.

During the third quarter of 2012, the taxable gain associated with the sale of the Company’s QA business in September 2011 was finalized and the Company recorded an income tax benefit to discontinued operations of $4,246. Refer to Note–3 Discontinued Operations for further explanation.

A shift in the mix of the Company’s expected geographic earnings, primarily in Malaysia, could cause its expected effective tax rate to change significantly.

On September 13, 2013, Treasury and the Internal Revenue Service (“IRS”) issued final and re-proposed tangible personal property regulations effective for tax years beginning on or after January 1, 2014, which taxpayers may apply to earlier tax years.  The Company will assess the impact of the final and re-proposed regulations and whether to adopt early.

In August, the Company received notification that its 2012 and 2011 U.S. federal tax returns have been selected for audit by the IRS. The Company has recorded an income tax receivable as of September 30, 2013 of $5,629 related to its 2012 U.S. federal tax return, $1,101 related to Spain and $2,818 related to its anticipated 2013 U.S. federal tax return on its Condensed Consolidated Balance Sheets.

NOTE 13—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2013 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2012	41,553,178	$416	3,722	$(57)	$233,659	$(104,135)	$(2,444)	$127,439
Stock–based compensation	154,672	1	—	—	1,729	—	—	1,730
Employee stock purchase plan	7,438	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	(14,635)	—	(14,635)
Foreign currency translation, net of tax	—	—	—	—	—	—	297	297
Balance at September 30, 2013	41,715,288	$417	3,722	$(57)	$235,406	$(118,770)	$(2,147)	$114,849

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At September 30, 2013, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2013, there were 41,861,635 shares issued and 41,857,913 shares outstanding of common stock. Each share of common stock is

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCKHOLDERS’ EQUITY (Continued)

entitled to one vote per share. Included in the 41,857,913 shares outstanding are 41,715,288 shares of common stock and 142,625 shares of unvested restricted common stock.

Treasury Stock

In connection with the Company’s former debt agreements, the Company was permitted to repurchase shares of its common stock owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. As of September 30, 2013 and 2012, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 14—STOCK–BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 6,200,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock–based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four–year period and expire ten years from date of grant. There were 1,894,749 shares available for grant under the 2009 plan as of September 30, 2013.

During the third quarter of 2013, the Company issued 50,000 options to purchase shares of the Company’s common stock at exercise price of $2.27 to one employee under the 2009 Plan. In connection with the grant, 25% of the options vest on each of the first two anniversaries of the date of grant and 50% of the options vest on the third anniversary of the date of grant, subject to acceleration in certain circumstances.

The following table presents the assumptions used to estimate the fair values of the stock options granted during the third quarter of 2013:

Three Months Ended
September 30, 2013
Risk-free interest rate	2.50%
Expected volatility	58.9%
Expected life (in years)	7.41
Forfeiture rate	—
Dividend yield	—
Weighted-average estimated fair value of options granted during the period	$1.40

The fair value of the stock options issued were determined by the Company using the Black-Scholes option pricing model. The Company’s assumptions about stock-price volatility have been based exclusively on the implied volatilities of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company’s employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—STOCK–BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2013:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2012	3,929,910	$9.03	7.75	$3.84	$(26,723)
Options granted	50,000	$2.27	7.41	$1.40	$(2)
Exercised	—	$—	—	$—	$—
Canceled/forfeited	(208,605)	$5.43	—	$2.85	$—
Balance at September 30, 2013	3,771,305	$9.13	6.96	$3.87	$(26,022)
Vested and exercisable as of September 30, 2013	2,665,008	$11.42	6.13	$4.62	$(24,491)
Vested and exercisable as of September 30, 2013 and expected to vest thereafter	3,771,305	$9.13	6.96	$3.87	$(26,022)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.23 of the Company’s common stock on September 30, 2013.

As of September 30, 2013, there was $1,612 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted–average remaining vesting period of approximately one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock–based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted common stock activity of the Company for the nine months ended September 30, 2013:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2012	128,060	$7.46
Granted	169,237	$2.64
Vested	(154,672)	$4.01
Canceled	—	$—
Unvested at September 30, 2013	142,625	$5.49
Expected to vest after September 30, 2013	142,625	$5.49

As of September 30, 2013, there was $612 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted–average remaining vesting period of approximately 1.5 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock–based compensation related to these awards will be different from its expectations.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—STOCK–BASED COMPENSATION (Continued)

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods during the year in which eligible employees may participate. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased multiplied by the 10% discount is recorded by the Company as stock–based compensation. The Company recorded $0 and $1 in stock–based compensation expense relating to the ESPP for the three and nine months ended September 30, 2013, respectively. There were 482,021 shares available for purchase under the ESPP as of September 30, 2013.

The Company has a deferred compensation arrangement with certain members of management which states upon the earlier of December 31, 2015, sale of the Company, or termination of employment for any reason, the members are entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments are tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment to the members in the aggregate is $1,997. In accordance with ASC 718–30, the obligation should be remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price as of September 30, 2013 which is a Level 1 input. Based upon the difference of the floor in the agreements and the Company’s common stock price at September 30, 2013, $18 of accrued compensation was booked during the three months ended September 30, 2013, resulting in a liability of $1,031, $747 which is reflected in other current liabilities and $284 is reflected in other long–term liabilities.

Stock–based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$—	$—	$—	$1
Selling, general and administrative expense	$552	$697	$1,658	$3,657
Research and development expense	$11	$7	$19	$24
Total option exercise recognized tax benefit	—	—	—	—

NOTE 15—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280–10–50 Disclosure about Segment of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Since the Company has one product line, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long–term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income and expense, income tax expense, depreciation, amortization of intangible assets, goodwill impairment, stock–based compensation expense, amortization of deferred financing costs, restructuring and certain non–recurring income and expenses from the results of operations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(4,646)	$(540)	$(13,551)	$6,565
Depreciation and amortization	(487)	(4,149)	(1,503)	(12,480)
Amortization of deferred financing costs	(155)	(899)	(189)	(1,062)
Interest expense, net	—	(85)	(6)	(196)
Income tax benefit	268	2,800	4,346	5,250
Restructuring	(491)	—	(2,155)	—
Goodwill impairment	—	—	—	(82,524)
Stock–based compensation	(563)	(704)	(1,677)	(3,682)
Gain (loss) on disposal of fixed assets	140	(2)	100	(2)
Net Loss from Continuing Operations	$(5,934)	$(3,579)	$(14,635)	$(88,131)

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales
Spain	$4,394	$10,913	$13,186	$34,264
Malaysia	1,430	9,279	9,610	30,689
United States	52	2,900	1,907	14,341
China	343	—	486	—
Total Net Sales	$6,219	$23,092	$25,189	$79,294

Long–Lived Assets by Geographic Area

	September 30,	December 31,
	2013	2012
Long–Lived Assets
United States	$6,965	$6,738
Malaysia	9,520	9,063
Spain	9,204	9,772
China	2,976	2,170
Hong Kong	4	7
Total Long–Lived Assets	$28,669	$27,750

Foreign sales are based on the country in which the sales originate. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2013 was $2,199.  Net sales to four of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the nine months ended September 30, 2013 was $15,836.  Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months and nine months ended September 30, 2012 was $10,188 and $28,737, respectively.

Accounts receivable from the four customers amounted to $2,312 and accounts receivable from one customer amounted to and $1,967 as of September 30, 2013 and December 31, 2012, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—SUBSEQUENT EVENTS

In connection with ongoing cost–reduction measures by the Company, on October 15, 2013, the Company decided to eliminate the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance effective November 15, 2013. The Company’s senior management team will be responsible for the duties of the separated officers. These cost-reduction actions are being implemented to better align the Company’s organization and cost–structure to the current level of business.  Total severance costs expected to be incurred in the fourth quarter of 2013 is $770.

On October 18, 2013, one of the Company’s customers, Centrosolar, based in Europe, filed an insolvency petition. Sales to this customer were $1,126 and $4,160 for the nine months ended September 30, 2013 and for the twelve months ended December 31, 2012, respectively. The customer stated that it intends to reorganize and has informed the Company that it intends to continue to purchase the Company’s encapsulant products. Due to the uncertainty associated with the customer’s insolvency proceeding and in accordance with the Company’s historical accounting practice, the Company established bad debt provisions of $300 as of September 30, 2013.

On November 12, 2013, the Company announced that it will further streamline its operations and improve its cost structure by ceasing manufacturing operations at its Johor, Malaysia facility by the end of the first quarter of 2014. The Company expects to incur total cash outlays related to the closure of approximately $500 to $700 for employee severance and other exit costs.

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

We were the first to develop ethylene–vinyl acetate (“EVA”) based encapsulants for use in commercial solar module manufacturing. Our initial development research was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time, we have expanded our solar encapsulant business, by investing in research and development and global production capacity.

The Company also launched a quality assurance business (“QA”) during the 1970s, which provided product development, inspection, testing and audit services that enabled our retail and manufacturing customers to determine whether products met applicable safety, regulatory, quality, performance and social standards. In September 2011, we sold our QA business to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. We divested QA to allow us to focus exclusively on our solar encapsulant business and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long–term debt. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Quarterly Report on Form 10–Q. Further information about our divestiture of QA is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the December 31, 2012 Annual Report on Form 10-K.

RECENT LOSS OF MAJOR CUSTOMER

We were informed in January 2013 that our largest customer, First Solar, Inc. (“First Solar”), would cease sourcing encapsulant from us starting in the first half of 2013. First Solar accounted for $39.2 million, or 41%, of our 2012 net sales and $5.7 million or 23% of net sales through September 30, 2013, of which $5.2 million occurred in the first quarter of 2013 and $0.5 million occurred in the second quarter of 2013.

STRATEGIC FOCUS

Our sales and profitability have significantly declined since 2011 driven by a rapid shift of solar module production from the United States and Europe to Asia, the loss of First Solar as a customer, financial distress of certain of our key customers, intensified competition from our competitors in the solar encapsulant market and steep price declines resulting from excess capacity throughout the solar manufacturing industry.  During this period of time, we have been attempting to execute on our core strategy that consists of four areas of focus: (1) improve sales volumes from current levels, (2) further reduce our cost structure, (3) innovate new products and (4) maintain adequate liquidity.

The Company is also actively monitoring its short–term business performance including sales levels for new products and our ability to enter into contract manufacturing arrangements. In addition, the Company’s Strategic Transaction Committee, together with its independent advisors and the senior management team, continues to actively review, analyze and make recommendations to the STR Board of Directors regarding potential strategic alternatives, which include sale, merger, reverse merger, acquisitions or other strategic transactions. Potential target companies include competitors in the solar encapsulant market, companies in other areas of the solar supply chain or in the downstream solar market, as well as non–solar polymer extrusion manufacturing companies.

The Company may also consider distributing a portion of its cash resources in excess of future operational and other requirements, amounts it considers sufficient to pursue its ongoing strategic evaluations and adequate reserves for potential future liabilities, to its stockholders. Such distributions, if any, may be accomplished through cash dividends, stock repurchases or other mechanisms and may be fully or partially taxable to our stockholders depending on the circumstances of such distribution and each stockholder’s tax position. The Company may also decide to cease all of its operations to pursue one of the above mentioned strategic alternatives or seek stockholder approval for a plan of liquidation and dissolution (and/or a sale of all, or substantially all, of our assets). However, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that the Company will make any cash distributions to its stockholders.

As we continue to assess strategic alternatives, we will attempt to improve our financial performance by focusing on cost–

reduction, trying to increase our sales to Chinese module manufacturers and working to reduce the rate of decline of our cash balance. We have recently terminated four members of our senior management team and throughout the year have significantly reduced our operating expenses. We also recently announced that we will further streamline our operations and improve our cost structure by ceasing manufacturing operations at our Johor, Malaysia facility by the end of the first quarter of 2014. We expect to incur total cash outlays related to the closure of approximately $0.5 million to $0.7 million for employee severance and other exit costs. However, our operating expenses may increase if we actively pursue any strategic combination or similar transaction.

Since the Company’s product launch was delayed, and in order to conserve cash, the Company has idled the renovation of its leased facility in China.  However, to meet anticipated demand for its next-generation products, the Company will seek to outsource the production of its next–generation encapsulant to one or more China–based manufacturers.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long–lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 15, 2013.

There have been no changes in our critical accounting policies during the quarter ended September 30, 2013.

IMPAIRMENT ANALYSIS

In accordance with ASC 350–Intangibles–Goodwill and Other and ASC 360–Property, Plant and Equipment, we assess the impairment of our long–lived assets including our property, plant and equipment whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. Prior to 2013, we also assessed the impairment of our definite–lived intangible assets and goodwill. As of December 31, 2012, our goodwill and definite–lived intangible assets were fully impaired. During each reporting period, we assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that were generated under our trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

During the first quarter of 2012, the market capitalization of our common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, we determined that a triggering event occurred requiring us to test our long–lived assets and our goodwill for impairment as of March 31, 2012. Prior to performing our goodwill impairment test, we first assessed our long–lived assets for impairment as of March 31, 2012. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of our asset group which is our reporting unit ($333.4 million as of March 31, 2012) by $200.5 million. The undiscounted cash flows were derived from the same financial forecast utilized in our goodwill impairment analysis. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. For this impairment analysis, we used undiscounted cash flows reflecting a sales decline of 23% in 2012 and a sales increase of 20% and 22% in 2013 and 2014, respectively. Subsequent to 2014, a normalized 3% annual sales growth rate was used for the remaining useful life. We estimated our EBITDA margin to range from 12% to 16%. After evaluating our long–lived assets for impairment, we proceeded to test our goodwill for impairment. At March 31, 2012, we completed step one of the impairment test by valuing our reporting unit with the assistance of a valuation specialist and determined that our reporting unit’s net book value exceeded our fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that the implied fair value of goodwill was lower than our carrying value and recorded a non–cash goodwill impairment charge of $82.5 million. We estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated our cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other–than–temporary decline in our stock price and our net book value exceeding the market capitalization of our common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Many of the factors used in assessing the fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both our specific factors, industry conditions and overall economic conditions.

Due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non–EVA encapsulant materials and our 2013 sales outlook which included the loss of our largest customer, we determined that a trigger event occurred to test our long–lived assets for recoverability as of December 31, 2012. In conjunction with a valuation specialist, we determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of our asset group which is our reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

Since the asset group’s carrying value was not recoverable, we, in conjunction with a valuation specialist, fair valued the asset group incorporating market participant assumptions. We estimated the fair value of our asset group under the income approach using a discounted cash flow model which incorporated our cash flow projections. In performing the fair value analysis, we used discounted cash flows reflecting a sales decline of 43% in 2013 and a sales increase of 35% and 30% in 2014 and 2015, respectively. Subsequent to 2015, a normalized 3% annual sales growth rate was used for the remaining useful life of our existing long–lived assets. We estimated our EBITDA margin to range from (22)% to 10%. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date.

Based on the assessment, we calculated an impairment charge which was allocated to each of the long–lived assets on a pro–rata basis using the relative carrying values of those assets as of December 31, 2012. However, we did not reduce the carrying value of such assets below their fair value where such value could be determined without undue cost and effort. Therefore, we recorded a non–cash impairment charge of $135.5 million to our intangible assets and $37.4 million to our property, plant and equipment as of December 31, 2012. We re–evaluated the depreciable lives of such long–lived assets and determined a revision to those lives was not warranted.

Our long-lived assets consist solely of property, plant and equipment as of September 30, 2013.  At September 30, 2013, there were no indicators which significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed.  However, we did perform an analysis using appraisals and other data in order to assess the recoverability of our property, plant and equipment as of September 30, 2013.  As a result of this analysis, we determined our long–lived assets were recoverable and our depreciable lives were appropriate as of September 30, 2013.  If we experience a significant reduction in future sales volume, further ASP reductions, lower profitability or ceases operations at any of our facilities, our property, plant and equipment may be subject to future impairment or accelerated depreciation.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$6,219	$23,092	$25,189	$79,294
Cost of sales	7,040	22,510	26,352	75,127
Gross (loss) profit	(821)	582	(1,163)	4,167
Selling, general and administrative expenses	4,570	4,781	13,012	17,044
Research and development expense	703	1,063	2,316	3,254
(Recovery) provision for bad debt expense	(138)	47	2,100	497
Goodwill impairment	—	—	—	82,524
Operating loss	(5,956)	(5,309)	(18,591)	(99,152)
Interest expense, net	—	(85)	(6)	(196)
Amortization of deferred financing costs	(155)	(899)	(189)	(1,062)
Other income	—	—	—	7,201
Gain (loss) on disposal of fixed assets	140	—	100	—
Foreign currency transaction loss	(231)	(86)	(295)	(172)
Loss from continuing operations before income tax benefit	(6,202)	(6,379)	(18,981)	(93,381)
Income tax benefit from continuing operations	(268)	(2,800)	(4,346)	(5,250)
Net loss from continuing operations	$(5,934)	$(3,579)	$(14,635)	$(88,131)

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$6,219	100%	$23,092	100.0%	$(16,873)	(73.1)%	$25,189	100%	$79,294	100.0%	$(54,105)	(68.2)%

The decrease in net sales for the three months ended September 30, 2013 compared to the corresponding period in 2012 was primarily driven by an approximate 64% decrease in sales volume and an approximate 19% decrease in our ASP.

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

The decrease in net sales for the nine months ended September 30, 2013 compared to the corresponding period in 2012 was primarily driven by an approximate 61% decrease in sales volume combined with an approximate 18% decrease in our ASP.  The ASP decline was driven by price reductions granted to certain customers due to intensified competition and continued overall pricing pressure experienced in the encapsulant market as well as by most companies in the solar supply chain. The volume decline was driven by the same factors discussed in the quarterly comparison.

Net sales decreased $1.5 million or 20% compared to the three months ended June 30, 2013. This decrease was primarily driven by a 13% decline in sales volume mainly due to the scale down of First Solar as a customer. In addition, one of the Company’s largest customers filed an insolvency petition in July 2013. As such, shipments were reduced to this customer until it restarted production towards the end of the third quarter of 2013. Our ASP declined by 7% due to continued solar industry pricing pressure and customer mix.

In order to increase our market share and sales volume in the future, we must penetrate certain Tier 1 and other key Chinese module manufacturers who are currently not our customers. We are in the process of introducing our next generation encapsulant formulations, which we believe possess enhanced potential induced degradation (“PID”) properties and have been specifically engineered for the manufacturing processes typically utilized in China.

In the second quarter of 2013, we shipped initial commercial shipments of our next generation encapsulant product to three new Chinese customers to begin production scale-up but did not recognize sales based upon title transfer terms. In the third quarter of 2013, we recognized approximately $2.7 million of net sales of our next generation EVA encapsulant. Module manufacturers perform production scale-up testing to ensure new products demonstrate performance in mass production as achieved in product testing. In August, we were notified by certain of these customers that a small percentage of our product was not performing properly in its manufacturing process. Based upon this feedback, we have been working to improve the manufacturing process window of our formula with the customer’s lamination cycle. As such, we have been delayed in being able to generate net sales from these customers as previously anticipated. We expect customers to test and provide feedback on modifications made to our next generation EVA encapsulant during the fourth quarter of 2013. If we incur similar delays with other potential customers, our net sales, results of operations and financial position will be negatively affected.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$7,040	113.2%	$22,510	97.5%	$(15,470)	(68.7)%	$26,352	104.6%	$75,127	94.7%	$(48,775)	(64.9)%

The decrease in our cost of sales for the three months ended September 30, 2013 compared to the corresponding period in 2012 reflects an approximate 64% decrease in sales volume. Raw material costs decreased by $7.8 million due to lower production volume and the utilization of lower priced raw materials. Direct labor costs decreased by $1.3 million due to lower volume and the benefit of prior cost–reduction measures. Overhead costs decreased by $6.3 million mostly due to a reduction of $2.1 million of non–cash intangible asset amortization and $0.5 million of lower depreciation expense due to the long–lived asset impairment recorded at December 31, 2012.  Refer to Note 6 in the notes to the condensed consolidated financial statements.  In addition, we benefited from the savings associated with prior cost–reduction actions including the indirect labor headcount reduction actions taken during 2012 and the first nine months of 2013.

The decrease in our cost of sales for the nine months ended September 30, 2013 compared to the corresponding period in 2012 reflects an approximate 61% decrease in sales volume. Raw material costs decreased by $30.4 million due to lower production volume and the utilization of lower priced raw materials. Direct labor costs decreased by $3.1 million due to lower volume and the benefit of prior cost–reduction measures that more than offset $1.3 million of restructuring charges recorded in 2013. Overhead costs decreased by $15.3 million mostly due to a reduction of $6.3 million of non–cash intangible asset amortization and $4.0 million of lower depreciation expense due to the long–lived asset impairment recorded at December 31, 2012. In addition, we benefited from the savings associated with prior cost–reduction actions including the indirect headcount reduction actions made during 2012 and the first nine months of 2013 including ceasing production at our East Windsor, Connecticut facility.

Cost of sales decreased $0.4 million or 4.8% compared to the three months ended June 30, 2013. Raw material costs decreased by $0.1 million due to a 13% decrease in sales volume, lower resin cost and a higher mix of our net sales being generated from our paperless encapsulant. Direct labor costs increased by $0.1 million due to costs related to new Chinese customer orders. Overhead costs decreased by $0.4 million due to the savings associated with prior cost–reduction measures including ceasing production at our East Windsor, Connecticut facility.

Gross (Loss) Profit

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross (loss) profit	$(821)	(13.2)%	$582	2.5%	$(1,403)	(241.1)%	$(1,163)	(4.6)%	$4,167	5.3%	$(5,330)	(127.9)%

Gross profit as a percentage of net sales declined for the three month period ended September 30, 2013 compared to the corresponding 2012 period mainly as a result of a 19% decrease in ASP and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption. Production decreased by 64% in 2013 versus the corresponding 2012 period. These negative impacts more than offset benefits from previous cost–reduction actions and $0.5 million of lower depreciation and $2.1 million of intangible asset amortization as discussed above.

Gross profit as a percentage of net sales declined for the nine month period ended September 30, 2013 compared to the corresponding 2012 period mainly as a result of lower ASP, $1.3 million of restructuring charges and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption. Production decreased by 61% during the first nine months of 2013 compared to the corresponding 2012 period. These negative impacts more than offset the benefit from previous cost–reduction actions and $4.0 million of lower depreciation and $6.3 million of non–cash intangible asset amortization as discussed above.

Gross profit as a percentage of net sales decreased for the three month period ended September 30, 2013 compared to the three month period ended June 30, 2013 mainly as a result of a 7% ASP decrease and lower absorption of fixed costs allocated with the sales volume decline.  Production decreased by 13% in the third quarter of 2013 compared to the second quarter of 2013.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$4,570	73.5%	$4,781	20.7%	$(211)	(4.4)%	$13,012	51.7%	$17,044	21.5%	$(4,032)	(23.7)%

SG&A decreased $0.2 million for the three months ended September 30, 2013 compared to the corresponding period in the prior year. This decrease was driven by $0.1 million of lower non–cash stock–based compensation due to the vesting of equity awards granted at the time of our initial public offering. Labor and benefits decreased $0.5 million due to headcount reductions. These decreases were offset by a $0.5 million increase in restructuring charges.  Included in the $4.6 million is $0.5 million of professional fees associated with advisors engaged to assess strategic alternatives for the Company.

SG&A decreased $4.0 million for the nine months ended September 30, 2013 compared to the corresponding period in the prior year. This decrease was driven by a $2.0 million reduction in non–cash stock–based compensation due to the vesting of equity awards granted at the time of our initial public offering. Labor and benefits decreased $1.6 million due to the headcount reductions taken during 2013 and 2012. In addition, lower depreciation expense and cost–reductions obtained in professional fees, travel and other SG&A items more than offset $0.9 million of restructuring charges recorded in 2013. Included in the $13.0 million is $0.8 million of professional fees associated with advisors engaged to assess strategic alternatives for the Company.

SG&A increased $0.3 million for the three month period ended September 30, 2013 compared to the three month period ended June 30, 2013 primarily driven by a $0.4 million increase in restructuring charges and a $0.3 million increase in professional fees.  These increases were offset by a $0.2 million decrease in non–cash stock based compensation due to adjusting the deferred compensation liability to fair value combined with benefits from other cost–reduction efforts.

Research and Development Expense (“R&D”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$703	11.3%	$1,063	4.6%	$(360)	(33.9)%	$2,316	9.2%	$3,254	4.1%	$(938)	(28.8)%

Research and development expense decreased $0.4 million for the three months ended September 30, 2013 compared to the corresponding period in the prior year and $0.9 million for the nine months ended September 30, 2013 compared to the prior year. These decreases were driven by cost–reduction measures and lower development costs associated with the launch of our next generation encapsulant as it reached the initial commercialization stage in late 2012. During the third quarter of 2013, we reduced our research and development headcount to scale down general development efforts and focus our efforts to optimize our next generation EVA and polyolefin elastomer encapsulant formulations.  In addition, we eliminated the position of Chief Technology Officer effective November 15, 2013.  Our President and Chief Executive Officer will be responsible for overseeing the research and development function.

(Recovery) Provision for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
(Recovery) provision for bad debt expense	$(138)	(2.2)%	$47	0.2%	$(185)	(393.6)%	$2,100	8.3%	$497	0.6%	$1,603	322.5%

The recovery of bad debt expense recorded during the third quarter of 2013 was primarily related to one of our European customers settling outstanding receivable balances that were reserved during the second quarter of 2013 when this customer initiated an insolvency proceeding.

The provision for bad debt expense recorded for the first nine months of 2013 primarily related to two of our customers declaring bankruptcy. In 2012, the bad debt expense was driven by increased aged receivable balances, primarily in Asia, and one of our European customers declaring bankruptcy.

If we increase our net sales in China and consistent with the current industry trend, we expect payment terms to extend.  As such, there is a risk that our future results of operations and financial position could be negatively impacted by bad debt expense.

Goodwill Impairment

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Goodwill	$—	—%	$—	—%	$—	—%	$—	—%	$82,524	104.1%	$(82,524)	(100.0)%

Goodwill was fully impaired at the end of the first quarter of 2012 after we determined that our implied fair value of goodwill was lower than its carrying value. The goodwill impairment resulted from a reduction in sales and a decline in the market capitalization of our common stock.

Interest Expense, Net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest expense, net	$—	—%	$(85)	(0.4)%	$(85)	(100.0)%	$(6)	—%	$(196)	(0.3)%	$(190)	(96.9)%

The decrease in interest expense, net for both periods was primarily the result of the decrease in the commitment fee expense for our prior amended Credit Agreement partially offset by lower interest income earned on our cash balances. In late 2012, we allocated more of our idle cash balances to regular checking accounts as we received greater benefit from reduced bank fees than interest being earned.

Amortization of Deferred Financing Costs

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$155	2.5%	$899	3.9%	$(744)	(82.8)%	$189	0.8%	$1,062	1.3%	$(873)	(82.2)%

Amortization of deferred financing costs decreased in both periods as a result of lower deferred financing costs associated with our amended Credit Agreement. We entered into the amendment in the third quarter of 2012 to reduce the amount available from $150.0 million to $25.0 million, avoid a financial covenant breach and reduce our commitment fees. In the third quarter of 2013, we terminated our Credit Agreement and wrote off the remaining balance of deferred financing costs.

Other Income

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income	$—	—%	$—	—%	$—	—%	$—	—%	$7,201	9.1%	$(7,201)	(100.0)%

We received $7.2 million in connection with the settlement of a trade secret lawsuit during the first quarter of 2012.

Gain (Loss) on Disposal of Fixed Assets

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gain (loss) on disposal of fixed assets	$140	2.3%	$—	—%	$140	100.0%	$100	0.4%	$—	—%	$100	100.0%

We received $0.1 million in connection with the sale of previously written off idle fixed assets located in our corporate office in conjunction with reducing our leased space during the third quarter of 2013.

Foreign Currency Transaction Loss

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction loss	$(231)	(3.7)%	$(86)	0.4%	$145	168.6%	$(295)	(1.2)%	$(172)	(0.2)%	$123	71.5%

The foreign currency transaction loss for the three months ended September 30, 2013 was approximately $0.2 million compared to a loss of $0.1 million in the corresponding 2012 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar which appreciated by 5% for the three months ended September 30, 2013 compared to depreciating 4% during the corresponding 2012 period.

The foreign currency transaction loss for the nine months ended September 30, 2013 was $0.3 million compared to a loss of $0.2 million in the corresponding 2012 period.

Income Tax Benefit from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax benefit from continuing operations	$(268)	(4.3)%	$(2,800)	(12.1)%	$(2,532)	(90.4)%	$(4,346)	(17.3)%	$(5,250)	(6.6)%	$(904)	(17.2)%

During the three months ended September 30, 2013, we recorded an income tax benefit of $0.3 million, resulting in an effective tax rate of 4.3%.  The projected annual effective tax rate excluding discrete items primarily related to disallowed foreign losses is a benefit of 26.9% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by our expected mix of geographic earnings.

During the nine months ended September 30, 2013, we recorded an income tax benefit of $4.3 million, resulting in an effective tax rate of 22.9%.  The tax provision reflects discrete items in the first nine months primarily relating to disallowed foreign losses resulting in a $0.7 million expense in the first nine months. The projected annual effective tax rate excluding these discrete items is a benefit of 26.9% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by our expected mix of geographic earnings.

A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective rate to change significantly.

We record a valuation allowance on deferred tax assets if we have determined that it is more than likely than not that all or a portion of the assets will not be realized. In accordance with ASC 740–10–30, in assessing the need for a valuation allowance, we consider all of the positive and negative evidence including: estimates of taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we determine that we would not be able to realize all or a portion of our tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if we determine that we would be able to realize deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a favorable adjustment of earnings in the period in which that determination is made.

We have established a valuation allowance of $1.1 million for existing deferred tax assets as of September 30, 2013, which is attributable to net operating loss carryforwards in China and Hong Kong.  We have not recorded a valuation allowance against the net operating loss carryforwards of $2.8 million in Spain for the tax years 2012 and 2013. We have evaluated these balances in accordance with ASC 740–10–30, and have determined that sufficient positive evidence is present to fully realize this balance in future periods. For Spain tax purposes, net operating losses can be carried forward for 15 tax periods. We estimate that the full carryforward balance will be fully utilized against taxable income in future tax periods.  However, if our future business performance is worse than anticipated or we are not able to generate future taxable income, then we may be required to record a valuation allowance for a portion or all of the carryforward balance which would negatively impact our results of operations.

In August, we received notification that our 2012 and 2011 U.S. federal tax returns have been selected for audit by the Internal Revenue Service. We have recorded an income tax receivable of $5.6 million related to our 2012 U.S. federal tax return, $1.1 million related to Spain and $2.8 million related to our anticipated 2013 U.S. federal tax return on our Condensed Consolidated Balance Sheets.

Net Loss from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations	$(5,934)	(95.4)%	$(3,579)	(15.5)%	$2,355	65.8%	$(14,635)	(58.1)%	$(88,131)	(111.1)%	$(73,496)	(83.4)%

Net loss from continuing operations for the three months ended September 30, 2013 increased compared to the corresponding 2012 period driven by a reduced income tax benefit and lower net sales resulting in lower gross profit that more than offset cost–reduction actions which drove lower manufacturing costs, SG&A and R&D expenses.

Net loss from continuing operations for the first nine months of 2013 decreased compared to the corresponding 2012 period driven by the 2012 goodwill impairment of $82.5 million that did not recur, lower SG&A and R&D expenses that more than offset lower net sales, lower gross profit and higher bad debt expense for the nine months ended September 30, 2013 as well as the receipt of $7.2 million in 2012 for the trade secret settlement that did not recur.

Net Earnings from Discontinued Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net earnings from discontinued operations	$—	—%	$4,246	18.4%	$(4,246)	(100.0)%	$—	—%	$4,246	5.4%	$(4,246)	(100.0)%

Net earnings from discontinued operations was $4.2 million for both the three and nine month periods ended September 30, 2012, which was due to the finalization of the taxable gain associated with the sale of the QA business resulting in lower than previously estimated income tax expense.  Refer to Note–3 Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements for further information.

Net Loss

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss	$(5,934)	(95.4)%	$667	2.9%	$6,601	989.7%	$(14,635)	(58.1)%	$(83,885)	(105.8)%	$(69,250)	(82.6)%

Net loss for the three months ended September 30, 2013 increased compared to the corresponding 2012 period driven by lower net sales resulting in lower gross profit and a 2012 discontinued operations favorable impact of $4.2 million in 2012 that did not recur that more than offset cost–reduction actions which drove lower manufacturing costs, SG&A and R&D expenses.

Net loss for the first nine months of 2013 decreased compared to the corresponding 2012 period driven by the 2012 goodwill impairment of $82.5 million that did not recur, lower SG&A and R&D expenses that more than offset lower net sales, lower gross profit and higher bad debt expense for the nine months ended September 30, 2013 as well as the receipt of $7.2 million in 2012 for the trade secret settlement and discontinued operations $4.2 million favorable impact in 2012 that did not recur.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non–GAAP EPS. See Note 15–Reportable Segment and Geographical Information located in the Notes to the condensed consolidated financial statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non–GAAP EPS from continuing operations (“non–GAAP EPS”) is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(4,646)	$(540)	$(13,551)	$6,565
Depreciation and amortization	(487)	(4,149)	(1,503)	(12,480)
Amortization of deferred financing costs	(155)	(899)	(189)	(1,062)
Interest expense, net	—	(85)	(6)	(196)
Income tax benefit	268	2,800	4,346	5,250
Restructuring	(491)	—	(2,155)	—
Goodwill impairment	—	—	—	(82,524)
Stock–based compensation	(563)	(704)	(1,677)	(3,682)
Gain (loss) on disposal of fixed assets	140	(2)	100	(2)
Net Loss from Continuing Operations	$(5,934)	$(3,579)	$(14,635)	$(88,131)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$6,219	$23,092	$(16,873)	(73.1)%	$25,189	$79,294	$(54,105)	(68.2)%
Adjusted EBITDA	$(4,646)	$(540)	$(4,106)	(760.4)%	$(13,551)	$6,565	$(20,116)	(306.4)%
Adjusted EBITDA as % of Segment Net Sales	(74.7)%	(2.3)%			(53.8)%	8.3%

Adjusted EBITDA as a percentage of net sales decreased for the three months ended September 30, 2013 compared to 2012 due to lower sales prices and lower gross profit.

Adjusted EBITDA as a percentage of net sales decreased for the nine months ended September 30, 2013 compared to 2012 due to lower sales prices, lower gross profit and higher bad debt expense, and the receipt of $7.2 million for the trade secret settlement in 2012 that did not recur.

Cost–Reduction Actions

On January 22, 2013, the Board of Directors approved a cost–reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified that our largest customer selected an alternative supplier. In addition, we executed further headcount reductions during the third quarter of 2013 to better align our cost structure with current sales. In total, we executed headcount reductions of approximately 150 employees on a global basis through the third quarter of 2013. See Note 16–Subsequent Events.

In conjunction with these headcount reductions, we recognized severance and other benefits of $0.0 million and $1.3 million in cost of sales and $0.2 million and $0.6 million in selling, general and administrative expenses for the three and nine months ended September 30, 2013, respectively.

A rollforward of the restructuring accrual activity was as follows:

September 30, 2013
Balance at December 31, 2012	$200
Additions	2,155
Cash utilization	(2,035)
Balance at September 30, 2013	$320

The restructuring accrual as of September 30, 2013 consists of $0.1million severance and benefits and $0.3 million of other exit costs. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

Non–GAAP (Loss) Earnings Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non–GAAP financial measure called non–GAAP EPS. Non–GAAP EPS is defined for the periods presented in the following table. The weighted–average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti–dilutive. However, we have included these shares in our non–GAAP EPS calculations when we have generated non–GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted–average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

We believe that non–GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non–GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non–GAAP EPS is the main metric used to determine annual bonus compensation for our President and Chief Executive Officer, our Vice President, Chief Financial Officer and Chief Accounting Officer and other senior executives.

Although we use non–GAAP EPS as a measure to assess the operating performance of our business, non–GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non–GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets, deferred financing costs, goodwill, intangible and other asset impairments, restructuring and stock–based compensation expense further limits the usefulness of this measure. Non–GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, management does not view non–GAAP EPS in isolation and uses other measures, such as Adjusted EBITDA, net loss from continuing operations, net sales, gross margin and operating income, to measure operating performance.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss from continuing operations	$(5,934)	$(3,579)	$(14,635)	$(88,131)
Adjustments to net loss from continuing operations:
Amortization of intangibles	—	2,107	—	6,323
Amortization of deferred financing costs	155	899	189	1,062
Stock–based compensation expense	563	704	1,677	3,682
Restructuring	491	—	2,155
Goodwill impairment	—	—	—	82,524
Tax effect of adjustments	(397)	(1,254)	(1,328)	(3,639)
Non–GAAP net (loss) earnings from continuing operations	$(5,122)	$(1,123)	$(11,942)	1,821

Basic shares outstanding GAAP	41,695,010	41,439,827	41,598,103	41,277,975
Diluted shares outstanding GAAP	41,695,010	41,439,827	41,598,103	41,277,975
Stock options	—	—	—	—
Restricted common stock	—	—	—	151
Diluted shares outstanding non–GAAP	41,695,010	41,439,827	41,598,103	41,278,126
Diluted net loss per share from continuing operations	$(0.14)	(0.09)	$(0.35)	$(2.13)
Diluted non–GAAP net (loss) earnings per share from continuing operations	$(0.12)	(0.03)	$(0.29)	$0.05

Financial Condition, Liquidity and Capital Resources

Historically, we have funded our operations primarily through cash provided by operations. As of September 30, 2013, our principal sources of liquidity consisted of $62.2 million of cash. We believe we have the liquidity to fund our operations for the next twelve months.

During the third quarter of 2013, our cash balance was significantly reduced due to continued net losses and required working capital investment associated with our next generation encapsulant product launch.  We expect to continue to generate losses until we are able to improve our sales volumes.  We are actively trying to reduce our cost structure and manage working capital to limit the amount of cash burn.  We believe we have sufficient liquidity to execute our business plan.  However, if we are unsuccessful in improving our sales volumes, reducing our cost structure or effectively managing working capital, our liquidity and financial condition could be materially adversely effected.

Our cash and cash equivalents are located in the following geographies:

September 30, 2013

United States	$55,040
Spain	4,766
Malaysia	810
China	1,198
Hong Kong	435
Consolidated	$62,249

Historically, we have elected to permanently invest our Malaysia earnings. As such, we do not intend to repatriate the Malaysia cash balance as a dividend back to the United States. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. If we elect to dividend such balance, less than $0.1 million would be paid to settle U.S. income taxes due upon payment of a dividend. We have accrued for this tax liability. We have not made the election to permanently re–invest our Hong Kong and China earnings. However, we plan to utilize our cash located in these countries to fund a portion of our capital investment in China.

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

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $18.5 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $28.6 million for the nine months ended September 30, 2012. Cash earnings decreased by approximately $18.4 million for the nine months ended September 30, 2013 compared to the same period in 2012. The reduction was driven by the $7.2 million trade secret settlement received in 2012 that did not recur in 2013, reduced net sales and lower gross profit compared to the prior year. In addition, we incurred approximately $2.0 million of restructuring payments in the first nine months of 2013 and received less working capital benefit, primarily from a decrease in the amount of inventory reduction.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was $0.8 million for the nine months ended September 30, 2013 due to cash received for our prior state tax receivable relating to the final gain on the sale of the QA business. Net cash used in operating activities from discontinued operations was $5.8 million for the nine months ended September 30, 2012.  Cash payments in 2012 primarily related to the payment of accrued state taxes relating to the gain on the sale of the QA business.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $2.2 million and $10.5 million for the nine months ended September 30, 2013 and 2012, respectively. The 2013 capital expenditures mainly related to improvements to our production equipment to further our conversion to paperless products. Net cash used in investing activities for the nine months ended September 30, 2012 was also for capital expenditures. Our investments for this period were primarily for our new 20,000 square foot state–of–the–art research and development laboratory that became operational early in the second quarter of 2012. We also acquired land use right for our China expansion and incurred costs related to the build–out of our East Windsor, Connecticut facility.

We expect remaining 2013 consolidated capital expenditures to be approximately $0.7 million.

We use an alternative non–GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $(20.7) million and $18.1 million in the nine months ended September 30, 2013 and 2012, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, including information technology infrastructure, land and buildings, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions and strengthening the Condensed Consolidated Balance Sheets. We also use this non–GAAP financial measure for financial and operational decision making and as a means to evaluate period–to–period comparisons.

Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. We compensate for this limitation by providing information about our capital expenditures on the face of the Condensed Consolidated Statements of Cash Flows and in the above discussion. We also use this non–GAAP financial measure for financial and operational decision making and as a means to evaluate period–to–period comparisons.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash (used in) provided by operating activities from continuing operations	$(9,839)	$(733)	$(18,505)	$28,564
Less: capital expenditures	(402)	(1,052)	(2,159)	(10,477)
Free cash flow	$(10,241)	$(1,785)	$(20,664)	$18,087

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2013 and 2012 resulting from proceeds received from common stock issued under our employee stock purchase plan.

Credit Facilities

2007 Credit Agreements

In connection with the DLJ transaction, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as its “2007 Credit Agreements,” in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185.0 million term loan facility, which was to mature on June 15, 2014, and a $20.0 million revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75.0 million term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15.0 million for letters of credit.

As anticipated and in conjunction with the closing of the sale of the QA business, we triggered non–compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, we terminated the 2007 Credit Agreements and used approximately $237.7 million from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent.

In connection with the payoff of all the debt, we also wrote–off $3.6 million of the remaining unamortized deferred financing costs associated with such loan arrangements.

2011 Credit Agreement

On October 7, 2011 we entered into a multicurrency credit agreement (the “Credit Agreement”) with certain of our domestic subsidiaries, as guarantors (the “Guarantors”), the lenders from time to time party thereto (“the Lenders”) and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (“the Administrative Agent”). The Credit Agreement originally provided for a revolving senior credit facility of up to $150.0 million that matured on October 7, 2015. The Credit Agreement originally included a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contained an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may have been invited to join the Credit Agreement, that elected to make such increase available, upon the satisfaction of certain conditions.

The obligations under the Credit Agreement were unconditional and were guaranteed by substantially all of our existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees were secured on a first–priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

Borrowings under the Credit Agreement may have been used to finance working capital, capital expenditures and other lawful corporate purposes, including the financing of certain permitted acquisitions, payment of dividends and/or stock repurchases, subject to certain restrictions.

Each Eurocurrency rate loan bore interest at the Eurocurrency rate (as defined in the Credit Agreement) plus an applicable rate that ranged from 200 basis points to 250 basis points based on our Consolidated Leverage Ratio (as defined in the Credit Agreement) plus, when funds were lent by certain overseas lending offices, an additional cost.

Base rate loans and swing line loans bore interest at the base rate (as defined below) plus the applicable rate, which ranged from 100 basis points to 150 basis points based on our Consolidated Leverage Ratio. The base rate is the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, and (iii) the Eurocurrency rate for Eurocurrency loans of one month plus 1%.

If any amount was not paid when due under the Credit Agreement or an event of default exists, then, at the request of the lenders holding a majority of the unfunded commitments and outstanding loans, obligations under the Credit Agreement would have bore interest at a rate per annum equal to 200 basis points higher than the interest rate otherwise applicable. In addition, we are required to pay the Lenders a commitment fee equal to an applicable rate, which ranged from 25 basis points to 35 basis points based on our Consolidated Leverage Ratio from time to time, multiplied by the actual daily amount of the Lender’s aggregate unused commitments under the Credit Agreement. The facility fee was payable quarterly in arrears. We would also pay a letter of credit fee equal to the applicable rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

We may have optionally prepaid the loans or irrevocably reduced or terminated the unutilized portion of the commitments under the Credit Agreement, in whole or in part, without premium or penalty (other than if Eurocurrency loans are prepaid prior to the end of the applicable interest period) at any time by the delivery of a notice to that effect as provided under the Credit Agreement.

The Credit Agreement contained customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants included, among others, with respect to us and our subsidiaries delivery of financial statements, compliance certificates and notices, payment of obligations, preservation of existence, maintenance of properties, compliance with material contractual obligations, books and records and insurance and compliance with laws.

The Credit Agreement also contained customary events of default, including, among others, nonpayment of principal, interest or other amounts, failure to perform covenants, inaccuracy of representations or warranties in any material respect, cross–defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events or the occurrence of a Change in Control (as defined in the Credit Agreement) or a material provision of the Credit Agreement ceased to be in effect. Upon an event of default under the Credit Agreement, the Lenders may have declared the loans and all other obligations under the Credit Agreement immediately due and payable and required us to cash collateralize the outstanding letter of credit obligations. A bankruptcy or insolvency event caused such obligations automatically to become immediately due and payable.

2012 Amendment to the Credit Agreement

On September 28, 2012 (the “Effective Date”), we, the Guarantors, the Lenders and the Administrative Agent entered into the First Amendment to Credit Agreement and Security Agreement (the “First Amendment”), amending (i) the Credit Agreement and (ii) the Security Agreement and dated as of October 7, 2011, among us, the Guarantors and the Administrative Agent.

The First Amendment reduced the amount available under the revolving senior credit facility from $150.0 million to $25.0 million. During the Cash Collateral Period (as described below), we may have borrowed under the revolving senior credit facility. However, we must have maintained cash collateral deposited by us and/or our subsidiaries in an account controlled by the Administrative Agent in an amount equal to any outstanding borrowing under the Credit Agreement, as amended. In addition, we were not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the Cash Collateral Period.

Termination of Credit Agreement

On September 16, 2013, we terminated its Credit Agreement. We had no outstanding indebtedness pursuant to the amended Credit Agreement. We cancelled the Credit Agreement since we were not able to draw on it without posting cash collateral and we have liquidity with our existing cash balance to run our operations. As a part of the termination, we wrote–off approximately $0.1 million of the remaining unamortized deferred financing costs associated with the Credit Agreement.

Off–Balance Sheet Arrangements

We have no off–balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first nine months of 2013, we were not negatively materially affected by inflation.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013–11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. With the update, the FASB clarified the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in a company’s financial statements.  The amended standard will become effective for fiscal years and interim periods beginning after December 15, 2013. The amendments are applied prospectively to all unrecognized tax benefits that exist at the effective date of the standard and retrospective application is permitted. We have early adopted this standard and it did not have a material impact on the Company’s condensed consolidated financial statements as we had previously separately disclosed our tax benefits and liabilities for financial reporting purposes.

Forward–Looking Statements

This press release and any oral statement made in respect of the information in this press release contain forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward–looking statements present the Company’s current expectations and projections relating to its financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that the Company has made in light of its industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward–looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this press release, the Company faces risks and uncertainties that include, but are not limited to, the following: (1) the potential impact of pursuing strategic alternatives; (2) the potential impact of any merger or acquisition transactions or the dissolution and liquidation of our company; (3) our potential inability to obtain satisfactory orders from Chinese module manufacturers for our new encapsulant products or to enter into satisfactory outsource arrangements with China-based encapsulant manufacturers on a timely basis or at all; (4) customer concentration in our business and our relationships with and dependence on key customers; (5) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, particularly in China; (6) incurring lossess for the foreseeable future; (7) our operations being subject to political and economic uncertainties in China; (8) limited legal recourse in China if disputes arise; (9) the potential inability to protect our intellectual property during the outsourcing of our products; (10) our ability to increase our market share; (11) product pricing pressures and other competitive factors; (12) excess capacity in the solar supply chain; (13) the extent to which we may be required to write off accounts receivable, inventory or other assets; (14) trade complaints and lawsuits diminishing the growth of the solar industry; (15) demand for solar energy in general and solar modules in particular; (16) the extent and duration of the current downturn in the global economy; (17) the impact negative credit markets may have on us or our customers or suppliers; (18) the timing and effects of the implementation of government incentives and policies for renewable energy, primarily in China and the United States; (19) the effects of the announced reductions to solar incentives in Germany and Italy; (20) operating new manufacturing facilities and increasing production capacity at existing facilities; (21) volatility in commodity costs, such as resin or paper used in our encapsulants, and our ability to successfully manage any increases in these commodity costs; (22) our dependence on a limited number of third–party suppliers for raw materials for our encapsulants and materials used in our processes; (23) our reliance on vendors and potential supply chain disruptions, including those resulting from bankruptcy filings by customers or vendors; (24) potential product performance matters and product liability; (25) our ability to protect our intellectual property; (26) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues and earnings; (27) maintaining sufficient liquidity in order to fund future profitable growth and long–term vitality; (28) outcomes of litigation and regulatory actions; and (29) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Forms 10–K, 10–Q and 8–K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward–looking statements. We undertake no obligation to publicly update any forward–looking statement contained in this release, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re–measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the nine months ended September 30, 2013 and 2012 approximately $13.7 million, or 54.3% and $34.3 million or 43.2%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our international operations. The costs related to our foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in

U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2013 would have caused a change in consolidated net assets of approximately $2.0 million and a change in net sales of approximately $1.4 million.

Interest Rate Risk

As of September 30, 2013, we have no debt and no credit facility.  Our prior Credit Agreement bore interest at floating rates based on the Eurocurrency or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. During 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011, and our cost of sales was favorably impacted by approximately $7.0 million in 2012. In the first nine months of 2013, we have not experienced any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the third fiscal quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                 Legal Proceedings

There have been no material developments in the three months ended September 30, 2013 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10–K for the year ended December 31, 2012, except as noted below.  In addition, there were no new material legal proceedings during the quarter.

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

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2012, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2012 except as set forth below.

Potential Impacts of Exploring Strategic Alternatives

As described in “Part I–Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Strategic Focus,” our Board of Directors has formed a Strategic Transaction Committee that is presently exploring and evaluating strategic alternatives, including, but not limited to, the potential sale, merger, reverse merger, acquisitions or other strategic transactions. There is no set timetable for completion of this process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate or is required by law.  There can be no assurance as to whether any such transaction will be pursued or consummated or, if implemented, the degree to which any pursued strategy would be successful. We may also incur substantial costs in connection with the pursuit of strategic alternatives that are not ultimately consummated. Despite our efforts to avoid or minimize any disruption to our business, these activities may be distracting to management and unsettling to our current and prospective employees, suppliers and customers. In addition we may encounter difficulty in finding transaction parties on acceptable terms in a timely manner, and if any portion or all of our business is sold or otherwise dispositioned, we could incur unexpected costs and liabilities, we may not realize the full carrying value of related assets and/or the subsequent performance of a dispositioned business may exceed expectations. Any of these outcomes could have a material adverse impact on our financial condition, operating results and/or cash flows.

In addition to the risks associated with any such business that may be acquired, acquisitions, mergers or reverse mergers may result in potentially dilutive issuances of equity securities, the use of our cash or incurrence of debt that may reduce our ability to meet future capital expenditure and working capital requirements, the incurrence of amortization expense and/or valuation adjustments associated with goodwill and intangible assets.

One of the strategic alternatives that our Board of Directors could pursue is the dissolution and liquidation of our company, which may be a lengthy process, yield unexpected results and diminish or delay any potential distributions to our stockholders.

If we are not successful in consummating a strategic transaction for our company, we may decide to wind down or cease all of our operations. We also may seek stockholder approval of a plan of liquidation and dissolution.

If our Board of Directors and stockholders were to approve a plan of liquidation and dissolution, we would be required, as part of the liquidation process under Delaware law, to pay our outstanding obligations and to make reasonable provision for contingent obligations, as well as unknown obligations that could arise during the dissolution process or during the post-dissolution period, including potential tax liabilities and potential claims in litigation.

As we disclosed, in August we received notification that our 2012 and 2011 U.S. federal tax returns have been selected for audit, and the IRS could challenge tax positions we have taken with respect to certain losses and credits we have utilized. We cannot predict the outcome of the current examination by the IRS of our federal tax return for the 2011 or 2012 tax years, or the likelihood and the outcome of any potential future tax audits (or other legal proceedings). Delaware law requires that a board of directors must make reasonable provision for contingent and unknown obligations in connection with a dissolution and liquidation of a company. As such, if a plan of liquidation or dissolution is approved by our Board of Directors and stockholders, a portion of our assets may need to be reserved until the appropriate resolution of such matters. This would impact the amount and timing of a portion of any distributions in liquidation to our stockholders. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

In addition, any further wind-down or dissolution of our Company may be a lengthy and complex process, yield unexpected results and delay any potential distributions to our stockholders. Such process may also require the further expenditure of Company resources, such as legal, accounting and other professional fees and expenses and other related charges, which would decrease the amount of resources available for distributions to our stockholders.

We anticipate that we will incur losses for the foreseeable future, and we may not be able to achieve or sustain profitability.

We incurred net losses from continuing operations of $14.6 million, $211.6 million and $39.4 million for the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, respectively. Although our expenses have been reduced significantly through multiple reductions in our personnel and reductions in research and development, we expect to continue to incur operating expenses and anticipate that we will continue to have losses in the foreseeable future as we consider new strategic directions. Moreover, even if our Board of Directors determines to pursue a different strategic alternative, we expect that significant expenses will be involved in implementing any such strategic path, which will further reduce our existing capital. We may not be able to achieve or sustain profitability.

Our operations and assets in China are subject to significant political and economic uncertainties.

We intend to engage third parties located in China to manufacture our products.  As a result, we expect that our products will be manufactured and shipped from production facilities in China. If manufacturing of our products in China is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. Furthermore, changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We may have limited legal recourse under PRC law if disputes arise under our agreements with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our outsource manufacturing arrangements are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. Similarly, if our product sale arrangements with customers are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our customers may dishonor their obligation to pay us for purchased products.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in China could negatively impact our performance.

We expect that our products will be manufactured primarily in China through third-party outsource manufacturing arrangements. We will rely on third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process.  However, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow, or prevent such manufacturers from retaining them. The legal regime governing intellectual property rights in China is relatively weak and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We will need to outsource and rely on third parties for the manufacture of encapuslants, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We expect to be dependent on third parties, for the manufacturing of our products in China. We intend to contract with and rely on third parties for important functions, including testing, storing, and manufacturing of our encapsulants from which we may obtain a benefit. We intend to enter into one or more agreements with third parties for such services. Despite contractual protections, we may not have control over the performance of the third parties. If problems develop in our relationships with third parties, or if such parties fail to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our financial condition, business and prospects.

Item 5.                       Other Information

On November 12, 2013, the Company announced that it will further streamline its operations and improve its cost structure by ceasing manufacturing operations at its Johor, Malaysia facility by the end of the first quarter of 2014. The Company expects to incur total cash outlays related to the closure of approximately $0.5 million to $0.7 million for employee severance and other exit costs. If there is a material change in its restructuring charge estimate, the Company will provide an update of its restructuring charge estimates.

As previously announced, the Company continues to assess strategic alternatives with the assistance of its financial advisors.

Item 6.                        Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 Securities Exchange Act Rules 13a–14(a) and 15d–14(a), pursuant to section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 Securities Exchange Act Rules 13a–14(a) and 15d–14(a), pursuant to section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*In accordance with Rule 406T of Regulation S–T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)

Date: November 12, 2013	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)