Form 10-K
period 2013-12-31
STR HOLDINGS, INC.
filed 2014-03-13
CIK 1473597

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-34529

STR Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1023344 (I.R.S. Employer Identification No.)
18 Craftsman Road, East Windsor, Connecticut (Address of principal executive offices)	06088 (Zip code)

Registrant's telephone number, including area code: (860) 763-7014

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value per share	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $34,716,343 based on the price of the last reported sale on the New York Stock Exchange on that date.

         On February 26, 2014, the registrant had 41,933,757 outstanding shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.    Business

Overview

        STR Holdings, Inc. and its subsidiaries ("we", "us", "our" or the "Company") commenced operations in 1944 as a plastics and industrial materials research and development company. Based upon our expertise in polymer science, we evolved into a provider of encapsulants to the solar industry. Encapsulant is a critical component used to protect and hold solar modules together.

        We were the first to develop ethylene-vinyl acetate ("EVA") based encapsulants for use in commercial solar module manufacturing. Our initial research was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time, we have expanded our solar encapsulant business, by investing in research and development and production capacity.

        We also launched a quality assurance business ("QA") during the 1970s, which provided product development, inspection, testing and audit services that enabled our retail and manufacturing customers to determine whether products met applicable safety, regulatory, quality, performance and social standards. In September 2011, we sold our QA business to Underwriters Laboratories, Inc. ("UL") for $275.0 million in cash, plus assumed cash. We divested QA to allow us to focus exclusively on our solar encapsulant business and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Annual Report on Form 10-K. Further information about our divestiture of QA is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Recent Developments

Strategic Review

        Our sales and profitability have declined significantly since 2011 driven by a rapid shift of solar module production from the United States and Europe to Asia, the loss of First Solar, Inc. ("First Solar"), our largest customer, during the first half of 2013, financial distress of certain of our key customers, intensified competition and steep price declines resulting from excess capacity throughout the solar manufacturing industry.

        During this period of time, we have been attempting to execute on our core strategy, which consisted of four areas of focus: (i) improve sales volumes from current levels, (ii) further reduce our cost structure, (iii) innovate new products and (iv) maintain adequate liquidity. We have attempted to improve our financial performance by focusing on cost-reductions, trying to increase our sales to Chinese module manufacturers and working to reduce the rate of decline of our cash balance. Throughout 2013, we significantly reduced our operating expenses by closing certain facilities and reducing headcount, including the termination of four members of our senior management team during the fourth quarter. We also announced that we will further streamline our operations and improve our cost structure by ceasing manufacturing operations at our Johor, Malaysia facility in 2014.

        Although we have significantly reduced our expenses through multiple reductions in our personnel and reductions in research and development expenditures, we expect to continue to incur operating expenses associated with our on-going operations and the implementation of our China Tolling Plan, as described below and under "the China Tolling Plan". Accordingly, if we do not increase our net sales to cover our current and anticipated levels of operating expenses, we may not be able to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $18.3 million, and $211.6 million for the years ended December 31, 2013 and 2012, respectively. Our losses from continuing operations included non-cash impairments of $0.2 million and $255.4 million recorded in 2013 and 2012, respectively.

        In January 2013, our Board of Directors initiated a review of strategic alternatives. The objective of the review was to identify ways to maximize value for our stockholders given the significant challenges faced by our business. We retained two nationally recognized investment banks (one of such investment banks, the "Financial Adviser") and in August 2013 we retained a nationally recognized restructuring and consulting firm (the "Restructuring Adviser"), each as independent advisers to assist us with evaluating certain financial and operational aspects of various strategic alternatives. In March 2013, we formed the Strategic Transaction Committee of the Board of Directors to review, analyze and make recommendations to the Board of Directors regarding a possible sale of our business or other strategic transactions.

        At the direction of the Strategic Transaction Committee, the Financial Adviser conducted a comprehensive "market test" to identify and evaluate potential purchasers of our business. The market test did not result in an offer to purchase our business on acceptable terms. The Strategic Transaction Committee, with the assistance of the Financial Adviser, evaluated several other potential strategic alternatives including, among other things, acquisitions of Chinese solar encapsulant and backsheet manufacturers, acquisitions of other plastic sheet manufacturers with customers outside of the solar industry and mergers with companies serving other segments of the solar industry. Ultimately, the Board of Directors determined that there were no transactions to pursue on acceptable terms.

        In August 2013, management recommended to the Board of Directors that we commence an orderly wind down of the encapsulant business and immediately seek to acquire a "downstream" solar installation business. Following management's recommendation, the Board of Directors retained the Restructuring Adviser to, among other things, assist management with developing a wind down plan for our encapsulant business (the "Wind Down Plan") and directed the Strategic Transaction Committee to evaluate, with the assistance of the Financial Adviser, potential acquisitions of, or mergers with, downstream solar installation businesses. The Board of Directors asked the Strategic Transaction Committee to focus on downstream solar installation businesses with strong market positions; proven business models; and management teams with the capability and desire to run a publicly-traded company. The Strategic Transaction Committee did not identify any downstream solar installation businesses that met the Board of Directors' criteria and that were willing to enter into a transaction with us on acceptable terms.

        In October 2013, following improvements in STR's encapsulant formulations and low-shrink paperless process, management presented a new operating plan to the Board of Directors (the "China Tolling Plan"). The cornerstone of the China Tolling Plan was to use local Chinese companies to manufacture encapsulant for our Chinese customers rather than fully develop our own production facilities in the country. The key potential benefits of the China Tolling Plan were to reduce the capital expenditures and working capital investment that would otherwise be required to fully develop our own production facilities in China. A key assumption to the China Tolling Plan was that the Company would achieve significantly higher sales volumes in 2014, 2015 and 2016 compared to 2013 sales volumes. The potential execution risks associated with the China Tolling Plan include, among other risks: (i) price competition, (ii) customer loyalty to Chinese suppliers, (iii) the tolling partner(s) may not be able to meet production requirements at the quoted price, which may result in loss of customers, reputation and/or business volumes, (iv) political and economic uncertainties, (v) limited recourse under Chinese laws if disputes arise under our agreements with third parties, (vi) potential inability to adequately protect our intellectual property under Chinese law and (vii) certain additional risk factors disclosed in Item 1A—Risk Factors. There is no guarantee that the China Tolling Plan will be successful, that management's projections will be achieved or that the implementation of the China Tolling Plan will result in an increase in the trading price of our common stock.

        Following management's presentation of the China Tolling Plan, the Board of Directors asked the Financial Adviser and the Restructuring Adviser to provide assessments of the China Tolling Plan and the Wind Down Plan. The Restructuring Adviser conducted a sensitivity analysis with respect to the China Tolling Plan forecast and developed an estimate of the cash that would be left on our balance sheet after executing the Wind Down Plan. The Restructuring Adviser's analysis of the Wind Down Plan did not include additional costs and cash reserves for future claims against us that would be required in connection with the Company's dissolution and distribution to stockholders under Delaware law. The Financial Adviser performed discounted cash flow, "hypothetical future stock price" and other analyses of the China Tolling Plan and a discounted cash flow analysis of the Wind Down Plan. These analyses were based solely on management's projections and neither the Financial Adviser nor the Restructuring Adviser verified management's projections, which are subject to the risks described above and were prepared solely for internal use and in connection with the Board of Directors' evaluation of strategic alternatives. Neither the Financial Adviser's nor the Restructuring Adviser's analysis took into account the impact of our recent modified "Dutch Auction" tender offer,- (the "Offer") including the reduction of our cash and cash equivalents as a result of the consummation of the Offer, the passage of time, or recent developments with respect to the China Tolling Plan.

        The Restructuring Adviser's sensitivity analysis presented to the Board in early November 2013 found that the China Tolling Plan was very sensitive to increases in the cost of materials and decreases in average selling prices and noted that there were substantial risks to achieving the sales, earnings and cash flow as forecasted. In a November 2013 report, the Restructuring Adviser estimated that the proceeds from a sale of all assets pursuant to the Wind Down Plan plus existing cash could result in a cash balance per share of $1.76 per share at the end of two years, subject to a variety of assumptions, including the payment of all liabilities. The Restructuring Adviser's analysis did not include all of the additional costs and cash reserves for future claims against us that would be required in connection with the Company's dissolution and a distribution to stockholders under Delaware law.

        The Financial Adviser's discounted cash flow analysis resulted in a net present value per share of the China Tolling Plan of between $2.62 and $3.03 with a midpoint of $2.81 assuming, among other things, a terminal value based on enterprise value to EBITDA multiples of 4.0x to 6.0x and discount rates of 22.5% to 27.5%. The Financial Adviser's discounted cash flow analysis of the Wind Down Plan resulted in a net present value per share of between $1.71 and $1.73 assuming, among other things, a discount rate of 22.5% to 27.5%. The Financial Adviser's discounted cash flow analysis was based on our projected cash flows for the China Tolling Plan and the Wind Down Plan in the fourth quarter of 2013 through the fourth quarter of 2016 and our cash balance as of September 30, 2013. The Financial Adviser did not evaluate potential distributions to stockholders in their discounted cash flow analysis of the Wind Down Plan, only the timing of the Company's cash flows, and did not consider the additional costs and cash reserves for future claims against us that would be required in connection with the Company's dissolution and a distribution to stockholders under Delaware law. The Financial Adviser highlighted in its analysis of both the China Tolling Plan and the Wind Down Plan that our cash represented the majority of the value in both plans.

        In connection with their analysis of the China Tolling Plan and the Wind Down Plan, the Financial Adviser recommended to our Board of Directors that we wind down our encapsulant business and the Restructuring Adviser provided its analysis of the benefits and risks of both plans to the Board of Directors. In reaching their conclusions, both the Financial Adviser and the Restructuring Adviser noted the substantial risks associated with executing the China Tolling Plan, management's recent history of missing forecasts and the substantial portion of the discounted cash flow value of the China Tolling Plan that came from existing cash.

        In November 2013, the Board of Directors reviewed the analysis and recommendation of the Financial Adviser and the analysis of the Restructuring Adviser and considered, among other things, (i) the significant difference between the net present value per share of the China Tolling Plan and the Wind Down Plan, (ii) risks associated with the execution of the China Tolling Plan, (iii) evolving market conditions for solar encapsulants, (iv) the Company's progress in executing the China Tolling Plan, (v) the potentially long period of time required before stockholders would receive distributions under the Wind Down Plan, (vi) that we had more cash than was likely to be required to execute the China Tolling Plan and (vii) that there were no alternatives currently available or likely to be available in the near future to invest the excess cash at an attractive rate of return for our stockholders. After due consideration, the Board of Directors concluded that the China Tolling Plan in combination with the return of excess cash to stockholders was the best alternative currently available to maximize stockholder value.

Dutch Auction Tender Offer

        At the request of the Board of Directors, the Financial Adviser analyzed several options for returning excess cash to our stockholders, including, among other things, a special dividend, open market repurchases, a fixed price tender offer and a modified Dutch auction tender offer. After reviewing the China Tolling Plan and considering the Board of Directors' objectives for returning excess cash to our stockholders which included, among other things, (i) giving stockholders the ability to decide whether or not to participate in the transaction, (ii) giving stockholders the ability to select the minimum price at which they are prepared to sell their shares, (iii) retaining sufficient cash to execute the China Tolling Plan, (iv) creating value for stockholders that do not participate in the transaction, (v) limiting the risk that the our stock price could fall below the minimum price required for continued listing on the New York Stock Exchange ("NYSE"), and (vi) increasing the likelihood that stockholders who participate in the transaction receive capital gains treatment for tax purposes, the Financial Adviser recommended to the Board of Directors that we pursue a modified Dutch auction tender offer in the range of $40.0 million with an upper limit on the repurchase price set at a 5% to 10% premium to the market price and no, or a de minimis, lower limit on the repurchase price.

        After considering management's input, analysis and recommendations of the advisers, and the opinion of a third party valuation firm regarding our solvency after the completion of a repurchase of our shares, the Board of Directors determined that it was in the best interest of our stockholders to pursue a modified Dutch auction tender offer for shares of our common stock. The primary purpose of the offer was to return cash in excess of the amount needed to execute the China Tolling Plan to our stockholders by providing them with the opportunity to tender all or a portion of their shares of our common stock, and thereby, receive a return of some or all of their investment. We believed that this modified "Dutch auction" tender offer, represented an efficient way to return capital to stockholders who wished to receive cash for all or a portion of their shares. The modified "Dutch auction" tender offer also provided stockholders (particularly large shareholders) with an efficient way to sell their shares without potential disruption to the share price. The modified "Dutch auction" tender offer also provided stockholders with an efficient way to sell their shares without incurring most broker's fees or commissions associated with open market sales. Upon completion of the Offer, stockholders who chose not to participate will see an increase in their relative percentage of ownership interest in the Company.

        On January 31, 2014, we commenced the Offer to repurchase, for cash, up to $30.0 million of shares of our common stock. A modified "Dutch auction" tender offer allows stockholders to indicate how many shares and at what price within the offer range (in increments of $0.05 per share) they wish to sell their shares to us. On February 18, 2014, in response to comments from the Securities and Exchange Commission ("SEC"), we increased the minimum tender price in the Offer from $1.00 to

$1.35, but the upper limit of the offer range remained unchanged at $1.54 per share. We also extended the expiration date for the tender offer from February 28, 2014 to March 3, 2014.

        On March 3, 2014, the Offer expired and a total of 15,664,117 shares were tendered at prices within the offer range. Based upon the number of shares tendered and the prices specified by the tendering stockholders, the applicable purchase price was $1.54 per share. As a result, we used a portion of our cash and cash equivalents to purchase and retire such shares of our common stock for an aggregate purchase price of $24.1 million, excluding fees and expenses associated with the Offer. Certain of our directors and their affiliates sold shares to us in the Offer. Each of Dennis L. Jilot, our Chairman of the Board, Andrew M. Leitch, our Chairman of the Audit Committee, and Dominick J. Schiano sold to us 770,000 (representing approximately 41% of such stockholder's shares), 49,188 (representing approximately 84% of such stockholder's shares), and 100,000 shares (representing approximately 50% of such stockholder's shares), respectively. In addition, certain affiliates of Susan C. Schnabel, our Lead Director and our Chairman of the Nominating and Corporate Governance Committee, sold a total of 10,079,708 (representing all of such stockholders' shares) shares to us. As a result of such sales, John A Janitz, the Chairman of our Compensation Committee, and Mr. Schiano each received approximately $0.2 resulting from their pecuniary interest in 110,504 shares previously held by such affiliates of Ms. Schnabel.

The China Tolling Plan

        As discussed above, during the fourth quarter of 2013, in response to declining sales and profitability and the increase of solar module production in China over the past several years, we adopted a new operating plan, referred to as "the China Tolling Plan". This new approach contemplates licensing our encapsulant technology to third-party encapsulant manufacturers and the purchase of such licensed products from local Chinese encapsulant manufacturing companies for sale by the Company to existing and new Chinese customers. Since there is excess encapsulant manufacturing capacity currently in China, we believe that identifying and securing contract manufacturers on commercially favorable terms is feasible. This new plan would also significantly reduce the capital expenditures associated with building a new manufacturing facility in China and would enable us to generate cash proceeds from the sale of real property that we own in China and our land use rights and facility in Malaysia. However, certain Chinese customers require that we manufacture encapsulants in China, and for these customers we are completing the renovation of a leased manufacturing facility which should be operational during the second quarter of 2014. In addition, outsourcing of the manufacture of encapsulant products reduces our working capital investment otherwise required to manufacture products.

        In furtherance of the China Tolling Plan, on January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the "Agreement") with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. ("FeiYu") and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu ("Xiesheng," and together with FeiYu, the "Manufacturer"). Pursuant to the Agreement, we will purchase certain solar encapsulant products manufactured by FeiYu to our specifications. We will supply the Manufacturer with all of the proprietary information and assistance necessary to manufacture the products. We will also supply the Manufacturer with raw materials worth approximately $2.5 million, which will be paid for by the Manufacturer over the term of the Agreement. Subject to certain conditions, we have agreed to an annual target purchase amount from the Manufacturer. If we fail to purchase the annual target amount, then either party may terminate the Agreement upon 45 days' notice without payment of any penalties or premiums. The Agreement will continue for a period of two years following the end of a four month evaluation period, as described in the Agreement. We may, at our sole discretion, elect to terminate the Agreement by delivering written notice to the Manufacturer at any time prior to 30 days following the end of the evaluation period. We or the Manufacturer may also terminate the Agreement upon the occurrence of certain specified events. We anticipate that at full capacity the Manufacturer could provide approximately 2.5 GW per year of encapsulant product to us in China.

Solar Energy Market Overview

        Solar energy has emerged as one of the most rapidly growing sources of renewable energy. A number of different technologies have been developed to harness solar energy. The most prevalent technology comprises interconnected photovoltaic ("PV") cells to generate electricity directly from sunlight. Solar energy has many advantages over other renewable and non-renewable electricity sources relative to environmental impact, delivery risk, distributed generation, matching of peak generation with demand, and low maintenance and installation cost at competitive prices in many global markets.

        PV systems have been used to produce electricity for several decades. However, technological advances and production efficiencies combined with the rising costs of conventional/carbon-based electricity and the availability of government subsidies and incentives, have led to solar becoming one of the fastest growing renewable energy technologies.

        Government incentive programs, which make solar energy more price competitive with other energy sources, are among the key demand drivers for PV. Historically, the largest growth in the demand for PV was in the European Union, driven by its goal of generating 20% of its electricity from renewable sources by 2020. However, Europe's share of global demand has declined and is expected to continue to decline as many European Union countries, such as Germany and Italy, continue to reduce their subsidy programs in relation to financing constraints, overall fiscal policy, and saturation due to cumulative installed capacity. The reduction in subsidies and excess capacity in the solar industry have driven a reduction in selling prices throughout the supply chain that is expected to allow future unit volume growth in new end markets as grid-parity is achieved and a price-elastic model emerges. In particular, we estimate there will be growth in installation of PV modules in the United States, China, India, South America, Africa and the Middle East.

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

Solar Module Component Stack—Crystalline Silicon

        Shrinkage or inadequate adhesion can occur during lamination and may result in voids or holes in the encapsulant, which are considered defects and cause for rejection of the entire panel. Due to direct exposure to the elements, the encapsulant is susceptible to several performance failures that can jeopardize the integrity and performance of the entire solar module and lead to significant warranty costs for solar module manufacturers. The most significant failures include:

  •
  Loss of clarity—the propensity of an encapsulant to "brown" after long-term exposure to ultraviolet ("UV") light, leading to a permanent loss of transparency. If an encapsulant positioned above the cells loses its transparency, the output of the module will be reduced.

  •
  Module delamination—the loss of adhesion between the encapsulant and other module layers. Delamination in the field could occur in cases where the encapsulant was improperly cured or where incompatibilities between the encapsulant and other module components exist. Most delamination observed in the field has occurred at the interface between the encapsulant and the front surface of the solar cells. Delamination is more frequent and more severe in hot and humid climates, sometimes occurring after less than five years of exposure. Delamination first causes a performance loss due to optical de-coupling of the encapsulant from the cells. Of greater concern from a module lifetime perspective is the likelihood that the void resulting from the delamination will provide a preferential location for moisture accumulation, greatly increasing the possibility of corrosion failures in metallic contacts.

  •
  Potential induced degradation ("PID")—the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cell, is a factor that could adversely impact the energy yield of crystalline silicon solar modules. PID can occur in some solar module installations where a transformerless inverter is used in combination with a high negative voltage bias applied to the solar cells. The magnitude of the power loss depends upon many factors, including the applied voltage bias and the type of surface coatings on the solar cells. Specific encapsulant chemistry, such as in STR's new products, has been demonstrated to help inhibit power loss due to PID.

        Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the total manufacturing cost of the solar module (typically 3 to 5 percent).

        We typically sell our encapsulants in square meters. However, because the solar industry's standard measurement for production volume and capacity is in watts, megawatts ("MW"), or gigawatts ("GW"), we convert our capacity and production volume from square meters to approximate MW depending on the applicable conversion efficiencies that are specific to our customers. The conversion rate ranges from 10,100 to 15,000 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable. Certain production capacity and market metrics included in this Annual Report on Form 10-K are based on these calculations. Our calculations may not be accurate, and we may change the methodology of our calculations in the future as new information becomes available. In that case, period-to-period comparisons of such metrics may not be perfectly comparable.

Financial Information About Our Segment and Geographic Areas

        Financial information about our segment and geographic areas is included in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16—Reportable Segment and Geographical Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Loss of Major Customer

        We were informed in January 2013 that our largest customer, First Solar, would cease sourcing encapsulant from us starting in the first half of 2013. First Solar accounted for $39.2 million, or 41%, of our 2012 net sales and $5.7 million, or 18%, of our 2013 net sales. We do not expect to generate any net sales to First Solar in 2014.

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

        In January 2013, we were informed by our largest customer, First Solar, Inc., that it would commence sourcing encapsulant from an alternate supplier in the first half of 2013. First Solar accounted for approximately 18%, 41% and 23% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively. We do not expect to generate any net sales to First Solar during 2014. First Solar, Renesola Deutschland GMBH, Conergy AG and Global Wedge, Inc. each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 56% of our net sales for the year ended 2013. Suntech Power Holdings Co. Ltd. accounted for approximately 10% of our net sales for the year ended December 31, 2011. Our top five customers accounted for approximately 64%, 61% and 53% of our net sales in 2013, 2012 and 2011, respectively.

Our Operations

Facilities and Equipment

        We currently own and operate production facilities in Asturias, Spain and Johor, Malaysia. In March 2013, we ceased manufacturing operations at our East Windsor, Connecticut location and are attempting to sell or lease this facility. We anticipate ceasing manufacturing operations at our Johor, Malaysia in 2014. We currently have total annual production capacity of approximately 6.0 GW with 3.0 GW at each of our Spain and Malaysia locations. In 2013, we executed an agreement to lease manufacturing space in China that can accommodate 2.4 GW of production capacity. We are retrofitting this space and expect to have 1.2 GW of production equipment operational by June 30, 2014. In addition, we have entered into a contract manufacturing agreement with a manufacturer in China to produce our encapsulants commencing in 2014. This partner is expected to provide approximately 2.5 GW of annual manufacturing capacity in China. We convert our capacity and production volume from square meters to MW depending on the applicable conversion efficiencies that are specific to our customers. The conversion rate ranges from 10,100 to 15,000 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable.

        Our production lines incorporate our proprietary technology and processes. We rely on third-party equipment manufacturers to produce our manufacturing lines to our specifications, which we then further customize in-house. Most of our production lines are functionally equivalent, having the ability to manufacture all of our formulations and providing us with flexibility in meeting shifting trends in global demand.

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

Our Competition

        We face intense competition in the solar encapsulant market and have experienced a significant decline in our global market share from approximately 30% in 2010 to approximately 3% in 2013. We compete with a number of encapsulant manufacturers, including Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc. and SK Chemical Ltd. We also face competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and E.I. DuPont De Nemours and Company ("DuPont"). Over the years, various alternative encapsulant materials have been used in solar modules, including POE, PVB and silicone. Many of our competitors are large, global companies with substantially more financial, manufacturing and logistical resources. Also, low-cost solar module manufacturers have emerged in Asia, primarily in China, who compete with our legacy customers in

Western markets. As the China solar market matures, additional encapsulant providers from China and the greater Asian markets may compete with us. We compete on the basis of various factors, including:

  •
  price;

  •
  product performance, including quality and technology;

  •
  product innovations;

  •
  customer service and technical support; and

  •
  delivery timing and logistics.

        We expect competition in the encapsulant space to continue to intensify as the solar supply chain consolidates due to excess capacity, new technologies continue to emerge and module manufacturers continue to experience price pressure.

Qualification and Certification

        Design certification programs for solar modules measure performance under simulated or advanced environmental conditions. In certifying their solar modules, our customers must qualify the encapsulant utilized in their product. The certification and qualification tests related to solar modules are defined in the following standards: IEC 61215 (crystalline silicon), IEC 61646 (thin-film) and UL 1703.

        A successful qualification test program typically means that the tested models/types of solar modules have been subjected to and have passed the minimum requirements of the relevant standards. In addition, many PV module manufacturers often use internal validation tests that are beyond the scope and requirements of IEC and UL. These tests require suppliers to spend more time and investment to become approved suppliers for the module manufacturer's bill of materials. Qualification or certification does not guarantee any performance, but is designed to provide reasonable assurance that the solar modules of the tested model or type will perform reliably under field conditions.

        Under guidelines developed by the IEC/TC82/WG2 committee in 2000, modifications to the encapsulation system for solar modules can require retesting of the solar module. Such guidelines call for various retesting if there is any change in the chemistry of the encapsulant used in the solar module.

Employees

        As of December 31, 2013, we employed approximately 200 people on a full or part-time basis. We maintain a non-unionized workforce, with the exception of some employees in our manufacturing facility in Spain where unions are statutory. We have not experienced any significant work stoppages during the past five years.

Executive Officers

        The following table sets forth the names and ages, as of March 1, 2014, of our executive officers. The descriptions below include each such person's service as a board member or an executive officer of STR Holdings, Inc. and our predecessor.

Name	Age	Position
Robert S. Yorgensen	50	President, Chief Executive Officer and Director
Alan N. Forman	53	Senior Vice President, General Counsel and Secretary
Joseph C. Radziewicz	38	Vice President, Chief Financial Officer and Chief Accounting Officer

        Robert S. Yorgensen.    Mr. Yorgensen has been our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our CEO, Mr. Yorgensen was the Vice President of our Solar division since 2007 and has been employed with us for 28 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

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

        Joseph C. Radziewicz.    Mr. Radziewicz has been our Vice President and Chief Financial Officer since September 2012 and is responsible for all finance and accounting functions of the Company. Previously, Mr. Radziewicz served as our Controller and Principal Accounting Officer since January 2009. Prior to joining STR, Mr. Radziewicz held financial management positions at The Stanley Works and PricewaterhouseCoopers LLP. Mr. Radziewicz brings extensive experience in accounting and finance including SEC reporting, capital market transactions, working capital management, treasury operations, risk management, internal controls, and mergers and acquisitions. Mr. Radziewicz graduated summa cum laude from Bryant University with a B.A. in Business Administration and Financial Reporting. Mr. Radziewicz is a Certified Public Accountant, a Certified Management Accountant, a Certified Financial Manager and a Chartered Global Management Accountant.

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

        We own a number of trademarks, trade secrets and other intellectual property rights that relate to our products. We typically rely on trade secrets rather than patents to protect our proprietary manufacturing processes, proprietary encapsulant formulations, methods, documentation and other technology, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. We believe we can effectively protect our trade secrets indefinitely through use of confidentiality agreements and other security measures. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us. See Item 1A—Risk Factors—Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in China could negatively impact our performance and Item 3—Legal Proceedings.

Environmental Regulation

        We are subject to a variety of environmental, health and safety and pollution-control laws and regulations in the jurisdictions in which we operate. The cost of compliance with these laws and regulations is not material and we do not believe the cost of compliance with these laws and regulations will be material. We use, generate and discharge hazardous substances, chemicals and wastes at some of our facilities in connection with our product development and manufacturing activities. Any failure by us to restrict adequately the discharge of such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. For example, we are in the process of performing environmental remediation activities at our 10 Water Street, Enfield, Connecticut location under a state remediation program. During our investigation, the site was found to contain a presence of volatile organic compounds, and we are remediating these conditions. The estimated remaining cost we expect to pay to remediate the current contamination under standards for industrial use of the property is approximately $0.1 million. If we elect to sell, transfer or change the use of the facility, additional environmental testing would be required. Although we do not currently anticipate any material liabilities in connection with such contamination, we may be required to make expenditures for environmental remediation in the future.

Available Information

        Information regarding us, including corporate governance policies, ethics policies and charters for the committees of the Board of Directors can be found on our internet website at http://www.strsolar.com and copies of these documents are available to stockholders, without charge, upon request to Investor Relations, STR Holdings, Inc., 18 Craftsman Road, East Windsor, Connecticut 06088. The information contained in our website is not intended to be incorporated into this Form 10-K. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet website on the same day that we electronically file such material with, or furnish it to the SEC. Information filed with the SEC may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also available to the public from commercial document retrieval services and at the internet website maintained by the SEC at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    Risk Factors

        An investment in our common stock involves a very high degree of risk. You should carefully consider the following risks, as well as the other information in this Annual Report on Form 10-K, before making an investment in us. If any of the following risks actually occurs, our business, results of operations or financial condition may be adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have recently incurred substantial losses and we may not be able to achieve or sustain profitability in the future.

        We incurred net losses from continuing operations of $18.3 million, $211.6 million and $39.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Although we have reduced our expenses significantly through multiple reductions in our personnel and reductions in research and development costs, we may continue to incur net losses. Although we are pursuing our China Tolling Plan which should continue to reduce operating expenses, such plan contemplates significant increases in sales volume compared to 2013 volume. Failure to achieve such sales may result in substantial net losses. Further, certain of our advisors have recently supported the wind down of our business operations rather than the pursuit of the China Tolling Plan or any other business alternatives. Failure to execute on the China Tolling Plan may result in substantial losses and will have a material adverse effect on our business, prospects and financial condition.

We currently rely on a single product line for all of our net sales.

        In 2013 and 2012, we derived all of our net sales from solar encapsulant products, and we expect this product line to account for all of our net sales in 2014. For our business to succeed, the market for this product line will have to grow substantially, and we will have to achieve broader market acceptance of our products. As a result, factors adversely affecting the demand for our solar encapsulants, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and results of operations.

One of the strategic alternatives that our Board of Directors could pursue is the dissolution and liquidation of our company, which may be a lengthy process, yield unexpected results and diminish or delay any potential distributions to our stockholders.

        If we are not successful in executing the China Tolling Plan, we may decide to wind down or cease all of our operations. We also may seek stockholder approval of a plan of liquidation and dissolution.

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

        As previously disclosed, in August 2013, we received notification that our 2012 and 2011 U.S. federal tax returns have been selected for audit, and the IRS could challenge tax positions we have taken with respect to certain losses and credits we have utilized. We cannot predict the outcome of the current examination by the IRS of our federal tax return for the 2012 or 2011 tax years, or the likelihood and the outcome of any potential future tax audits (or other legal proceedings). Delaware law requires that a board of directors must make reasonable provision for contingent and unknown obligations in connection with a dissolution and liquidation of a company. As such, if a plan of liquidation or dissolution is approved by our Board of Directors and stockholders, a portion of our assets may need to be reserved until the appropriate resolution of such matters. This would impact the amount and timing of a portion of any distributions in liquidation to our stockholders. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

        In addition, any further wind-down or dissolution of us may be a lengthy and complex process, yield unexpected results and delay any potential distributions to our stockholders. Such process may also require the further expenditure of our resources, such as legal, accounting and other professional fees and expenses and other related charges, which would decrease the amount of assets available for distributions to our stockholders.

Our business's growth is dependent upon securing sales to new customers, growing net sales to existing key customers and increasing our market share, particularly in China.

        We estimate that our global market share has declined significantly from approximately approximately 30% in 2010 to approximately 3% in 2013. With the loss of First Solar as a customer in the first half of 2013, we expect our market share to decrease even further unless we can increase our net sales to Chinese module manufacturers. The future success of our business depends on our ability to secure net sales to new customers, to grow net sales to existing key customers and to increase our global market share. Over the last few years, we believe our European and North American customers have lost market share to Asian module manufacturers, primarily from China, which continue to penetrate the global solar market. We have been actively attempting to sell our encapsulants to certain large Chinese module manufacturers. Although we anticipate securing sales to these companies, failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on a limited number of customers, which may cause significant fluctuations or result in declines in our net sales.

        The solar module industry is relatively concentrated, and we expect this concentration to increase as the industry continues to consolidate. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. We were informed in January 2013 that our largest customer, First Solar, would cease sourcing encapsulant from us starting in the first half of 2013. First Solar accounted for 18%, 41% and 23% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively. We recorded $5.7 million of net sales to First Solar in 2013. We do not expect to generate net sales to First Solar during 2014. Renesola Deutschland GmbH, Conergy AG and Global Wedge, Inc. each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 56% of our net sales for the year ended 2013. Suntech Power Holdings Co. Ltd. accounted for 10% of our net sales for the year ended December 31, 2011. In addition, the top five customers accounted for approximately 64%, 61% and 53% of our net sales in 2013, 2012 and 2011, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing pressure to reduce their costs. Since we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate significant net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Any one of the following events may cause material fluctuations or declines in our net sales and have a material adverse effect on our business, financial condition and results of operations:

  •
  reduction in the price one or more of our significant customers is willing to pay for our encapsulants;

  •
  reduction, postponement or cancellation of orders from one or more of our significant customers;

  •
  reduction in the price one or more of our significant customers is willing to pay for our encapsulants;

  •
  selection by one or more of our customers of products competitive with our encapsulants;

  •
  loss of one or more of our significant customers and failure to obtain additional or replacement customers; and

  •
  failure of any of our significant customers to make timely payment for products, if at all.

We will need to outsource and rely on third parties for the manufacture of a portion of our encapuslants, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

        Under our China Tolling Plan, we engaged, and expect to continue to engage third-party manufacturers to supply certain of our proprietary products to us in China. Recently, we entered into a contract manufacturing agreement with a manufacturer in China to produce our encapsulants pursuant to which we intend to make substantial purchases. This manufacturer is expected to eventually provide approximately 2.5 GW of manufacturing capacity annually in China. We may enter into additional agreements with third parties. In addition, we intend to engage additional third parties for important functions, including testing, storing, and shipping of our encapsulants. Despite entering into written agreements with these third parties, contractual protections may control over the performance of the third parties. If problems develop in our relationships with third parties, or if such parties fail to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations.

Technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, which would adversely affect our business.

        The solar energy market is very competitive, rapidly evolving and characterized by continuous improvements in solar modules to increase efficiency and power output and improve aesthetics. This requires us and our customers to invest significant financial resources to develop new products and solar module technology to enhance existing modules to keep pace with evolving industry standards and changing customer requirements and to compete effectively in the future. During 2013, we engaged in significant cost-reduction actions, including substantial reductions to of our research and development and engineering personnel. The reduction of these recourses may limit our ability to introduce new products or manufacturing improvements and may put us at a competitive disadvantage which could negatively impact our ability to increase or maintain our market share, generate net sales and negatively impact our financial condition, prospects and results of operations. Consequently, our competitors' development of encapsulant products and technologies may perform better or may be more cost-effective than our products. This could cause our encapsulants to become uncompetitive or obsolete, which would adversely affect our business, financial condition and results of operations. Product development activities are inherently uncertain, and we could encounter difficulties and increased costs in commercializing new technologies. As a result, our product development expenditures may not produce corresponding benefits.

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

        The market for encapsulants is highly competitive and continually evolving. We compete with a number of encapsulant manufacturers, many of which are large, global companies with substantially more financial, manufacturing and logistical resources and strong customer relationships. If we fail to attract and retain customers for our current and future products, we will be unable to increase our net sales and market share. Our primary encapsulant competitors include Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc and SK Chemical Ltd. We also face competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and DuPont. We also expect to compete with new entrants to the encapsulant market, including those that may offer more advanced technological solutions or complementary products such as backsheet, possess advanced or more efficient manufacturing capabilities or that have greater financial resources than we do. Further, as the China solar market matures, we expect additional encapsulant providers from China and the greater Asian markets to compete with us. Our competitors may develop and produce or may be currently producing encapsulants that offer advantages over our products. A widespread adoption of any of these technologies could result in a rapid decline in our position in the encapsulant market and adversely affect our revenues and margins.

Failure to manufacture product in China could negatively affect our ability to sell to Chinese solar module manufacturers.

        Over the last few years, we believe European and North American solar module manufacturers have lost significant market share to Chinese solar module manufacturers. Despite our current renovation of a leased manufacturing facility in China, which we expect to become operational in the second quarter of 2014, our failure to establish manufacturing capabilities in China in a timely and effective manner may significantly hamper our ability to increase net sales to Chinese solar module manufacturers. In the event that we do not increase sales to Chinese solar module manufacturers, our business, prospects and financial condition may be materially and negatively affected.

Excess capacity currently exists throughout the solar supply chain leading to substantial solar module price declines, which has caused cost to become the predominant factor in the encapsulant procurement process.

        Although improving, excess capacity currently exists throughout the solar supply chain resulting in decreased selling prices of solar modules. Due to many module manufacturers not producing at full capacity as well as being impacted by pricing pressure, our encapsulants' value proposition has been reduced in the current excess capacity environment. As such, our customers and potential customers are increasingly focused on the purchase price of encapsulants. In light of recent declines in our global market share, it is a priority to increase our market share through sales to existing customers and to new customers. In order to remain competitive, we expect to be subject to pricing pressures that will negatively impact our net sales and net earnings. In addition, our competitors may reduce the price of their products which may force us to further reduce the price of our encapsulant products to retain sales.

If demand for solar energy in general and solar modules in particular does not continue to develop or takes longer to develop than we anticipate, net sales in our business may continue to stagnate or decline, which would negatively affect our financial condition and results of operations.

        Our encapsulants are used in the production of solar modules. As such, our financial condition and results of operations and future growth are tied to a significant extent to the overall demand for solar energy and solar modules. The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. Many factors may affect the viability and widespread adoption of solar energy technology and demand for solar modules, and in turn, our encapsulants, including:

  •
  cost-effectiveness of solar modules compared to conventional and non—solar renewable energy sources and products;

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

  •
  changes in global economic conditions including increases in interest rates and the availability of financing and investment capital that is required to fund solar projects. Any volatility or disruption in the economic environment or the credit markets similar to what was experienced during 2009 or what was recently experienced in Europe may slow the growth of the solar industry, may cause our customers to experience a reduction in demand for their products and related financial difficulties and may adversely impact our business;

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

        For example, we experienced a decline in our business during 2012 and 2011 partially due to overcapacity in the solar supply chain that created excess module inventory due to weaker-than-expected demand driven by the European financial crisis, global economic uncertainty, falling module prices that did not stabilize and further potential solar subsidy cuts. In 2009, we also experienced a decline in our business mainly due to decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in 2008, the global recession and the worldwide credit crisis.

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

        We intend to manufacture our products in China with our own manufacturing plant as well as engaging third parties located in China to contract manufacture and toll for us. As a result, we expect that our products will be manufactured and shipped from production facilities in China. If the manufacture of our products in China is disrupted, our overall capacity could be significantly reduced and net sales and/or profitability could be negatively impacted. Furthermore, changes in Chinese laws and regulations of China, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We may have limited legal recourse under the laws of China if disputes arise under our agreements with third parties.

        The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our contract manufacturing arrangement, or other future arrangements, are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. Similarly, if our product sale arrangements with customers are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our customers may dishonor their obligation to pay us for purchased products. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in China could negatively impact our performance.

        In connection with our contract manufacturing or tolling arrangements, we will rely on third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process. However, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow, or prevent such manufacturers from retaining them. Although the courts in China are increasing and broadening their protection of intellectual property rights, the legal regime governing intellectual property rights in China is relatively immature and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In the event that third party manufacturers of our proprietary products misappropriate our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

We currently have no credit facility and may not be able to obtain credit.

        On September 16, 2013, although we had no outstanding indebtedness, we terminated our revolving senior credit facility because of a lack of funding availability (unless we posted cash collateral) and the costs associated with maintaining it. In recent years, the credit markets have experienced unprecedented levels of volatility and disruption. In many cases, the markets still have limited credit capacity for certain issuers, and lenders have requested more restrictive terms. The market for new debt financing is extremely limited and in some cases not available at all to meet our liquidity needs or to fund growth in our business. As such, until we return to profitability, it is likely that we will not be able to obtain debt or other financing on reasonable terms, or at all. Furthermore, tight credit in the solar manufacturing industry may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels.

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

        The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of the target markets for our customers' businesses, including Germany, Italy, Spain, the United States, China, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. In many cases, the costs of these government subsidy programs are passed on to electricity consumers in the applicable regions. These government economic incentives could be reduced or eliminated earlier than anticipated. For example, in Germany, which is a large solar PV end-user market, the government enacted legislation that reduced feed-in tariffs beginning June 30,

2010. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. In 2012, the German government enacted additional legislation that reduced feed-in tariffs by between 20% and 30% depending on the size of the solar energy system. Additional negative changes to solar incentives in 2013 continued to affect the solar markets throughout the European Union. Also, in September 2008, the Spanish parliament adopted new legislation that decreased the feed-in tariff for solar energy by approximately 27% and capped its subsidized PV installations at 500 MW for 2009. This event drove an over-supply of solar module inventory in the supply chain during the first half of 2009 and was one of the main drivers behind our sales volume decline in 2009 compared to 2008. In addition, numerous other countries have recently reduced solar incentives. A change in government incentives similar to these may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives.

        In addition, many European governments have recently experienced sovereign debt issues. As such, a risk exists that some of these governments will continue to reduce current subsidies provided for PV installations in conjunction with overall tighter fiscal policies.

        Moreover, electric utility companies, or generators of electricity from fossil fuels or other renewable energy sources, could also lobby for changes in the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for solar energy, especially those in our customers' target markets, could cause our net sales to decline and negatively impact our business.

Our gross margins and profitability may be adversely affected by rising commodity costs.

        We are dependent upon certain raw materials, particularly resin and paper, for the manufacture of our encapsulants. During 2010 and the first half of 2011, we experienced significant raw material inflation, primarily of EVA resin which comprises approximately 45% to 50% of our cost of sales. We do not believe that EVA resin can be hedged with derivatives in the commodity markets. Although the prices for resin declined in 2013, they have been volatile over the past few years. If raw material prices increase, our gross margins and results of operations may be materially and adversely affected.

Deterioration of our customers' financial profile may cause additional credit risk on our accounts receivable.

        A significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five customers represented 97% and 76% of our accounts receivable balance as of December 31, 2013 and December 31, 2012, respectively. During the past several years, many solar module manufacturers became insolvent and the number of days outstanding on accounts receivable have increased significantly industry-wide. For example in 2013, we recorded bad debt expense of $0.3 million and $1.4 million for Suntech Power Holdings Company Limited and Conergy AG, respectively. Moreover, many solar manufacturing companies continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us. In addition, payment terms are currently longer in China than in many other locations. In order to mitigate this risk, we are attempting to obtain guarantees from financial institutions with respect to the accounts receivables from certain of our customers. If we are unable to collect our accounts receivable or obtain financial guarantees, or fail to receive payment of accounts receivable in a timely fashion, our financial condition and results of operations will be negatively affected.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

        Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. This may be particularly difficult in light of our financial performance during 2013, 2012 and 2011, and the loss of First Solar as a customer during the first half of 2013. In addition, we have substantially reduced our headcount during the past few years, which the amount of resources available to successfully manage and grow our business. In periods of cost-reduction, there is a risk that employees may voluntarily leave us to pursue other career opportunities. There is substantial competition for qualified technical personnel for our business, and we may be unable to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process could prevent us from timely delivery of encapsulants to our customers in the required quantities, which could result in order cancellations and decreased net sales.

        We purchase resin and paper liner, the two main components used in our manufacturing process, from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these suppliers or our other suppliers, or if the suppliers' facilities are affected by events beyond our control, we may be unable to manufacture our encapsulants or our encapsulants may be available only for customers in lesser quantities, at a higher cost or after a long delay. If we do not increase our sales volumes, which drive our demand for our suppliers' product, we may not procure at volumes sufficient to maintain favorable supplier relationships, which could lead to higher costs, lower quality and lack of availability of raw materials. We may be unable to pass along any price increases relating to materials costs to our customers, in which case our gross margins could be adversely affected. In addition, we do not maintain long-term supply contracts with our suppliers. Our inventory of raw materials, including back-up supplies of resin, may not be sufficient in the event of a supply disruption. In 2005, we encountered a supply disruption when one of our resin suppliers had its facilities damaged by a hurricane, and another supplier simultaneously experienced a reactor fire. This forced us to use our back-up supplies of resin. The failure of a supplier to provide materials and components, or a supplier's failure to provide materials that meet our quality, quantity and cost requirements in a timely manner, could impair our ability to manufacture our products to specifications, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. If we are forced to change suppliers, our customers may require us to undertake testing to ensure that our encapsulants meet their specifications.

Problems with product quality or product performance, including defects, could result in a decrease in customers and net sales, unexpected expenses and loss of market share.

        We do not typically offer performance warranties on our encapsulants. However, our encapsulants are complex and must meet stringent quality requirements. Products as complex as our encapsulants may contain undetected defects, especially when first introduced. For example, our encapsulants may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios that may arise in our customers' manufacturing process. These defects could cause us to incur significant costs, including costs to service or replace products, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relationships and business reputation. If we deliver products with defects or if there is a perception that our products contain errors or defects, our credibility and the market acceptance and sales of our encapsulants could materially decline. In addition, we could be subject to product liability claims and could experience increased costs and expenses related to significant product liability claims or other legal judgments against us, or a widespread product recall by us or a solar module manufacturer. For example, as of December 31, 2013, we have recorded an accrual of $4.1 million relating to specific product performance matters, which amount represents management's best estimate of the costs to repair or replace such product. The majority of this accrual relates to a quality claim by one of our former customers in connection with a non-encapsulant product that we purchased from a vendor and resold in 2005 and 2006. We stopped selling this product in 2006. We may increase our accruals in future periods or incur charges in excess of that amount, which would result in increased expenses in future periods that may adversely affect our results of operations.

        The manufacturing process for our encapsulants is highly complex. Minor deviations in the manufacturing process can cause substantial decreases in yield and, in some cases, cause production to be suspended. We have from time to time experienced lower-than-anticipated manufacturing yields. This typically occurs during the production of new encapsulants or the installation and start-up of new process technologies or equipment. For example, during the third quarter of 2010, we experienced production inefficiencies and scrap associated with ramping newly installed production capacity at our Malaysia facility that negatively impacted our financial results. In addition, we experienced higher scrap in 2013 in conjunction with our recent product introductions. As we expand our production capacity or we introduce new products, we may experience lower yields initially as is typical with any new equipment, process or product introduction. If we do not achieve planned yields, our costs of sales could increase, and product availability would decrease resulting in lower net sales than expected.

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

        We anticipate that solar modules and their installation will continue to be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, and environmental protection, utility interconnection, metering and related matters in various countries. Any new government regulations or utility policies pertaining to solar modules may result in significant additional expenses to our customers, and their distributors and end users, which could cause a significant reduction in demand for solar modules and, in turn, our encapsulants.

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

As a supplier to solar module manufacturers, disruptions in any other component of the supply chain to solar module manufacturers may adversely affect our customers and consequently limit the growth of our business and net sales.

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

        Sales to our customers are typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters. The timing of placing these orders and the amounts of these orders are at our customers' discretion. Customers may cancel, reduce or postpone purchase orders with us prior to production on relatively short notice. If customers cancel, reduce or postpone existing orders or fail to make anticipated orders, it could result in the delay or loss of anticipated net sales, which could lead to excess raw materials inventory and unabsorbed overhead costs. Because our encapsulants have a limited shelf life from the time they are produced until they are incorporated into a solar module, we may be required to sell any excess inventory at a reduced price, or we may not be able to sell it at all and incur an inventory write-off, which could reduce our net sales and increase our costs.

Our substantial international operations and shift of business focus to emerging markets subject us to a number of risks.

        We operate in several countries worldwide with a focus of increasing our net sales in emerging markets, particularly in China. Of our total net sales, approximately 94%, 82% and 74% were generated from outside the United States in the years ended December 31, 2013, 2012 and 2011, respectively, and we expect that our international operations will continue to grow given the current solar market and our strategy to increase our market share in the Asia-Pacific region. As such, our international operations are subject to a number of risks that could have a material adverse effect on our business, financial condition, results of operations or cash flow, including:

  •
  a module manufacturer's unwillingness to purchase from foreign-owned companies;

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

  •
  unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to local content rules, environmental protection, export duties, import duties and quotas;

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

        We may be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months, such as Germany. There are various reasons for seasonality fluctuations, mostly related to economic incentives and weather patterns. Prior to 2010, the construction of solar energy systems in Germany was concentrated in the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. A change in government incentives similar to those may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives. As such, we may see atypical net sales during one reporting period as compared to another. In the United States, solar module customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. Last, due to the rapid emergence of Chinese module manufacturers and the resulting global market share they possess, Chinese New Year can impact the production schedules of our Chinese customers, which could impact demand for our encapsulants during the first quarter of the year. Accordingly, our business and results of operations could be affected by seasonal fluctuations in the future.

Fluctuations in exchange rates could have an adverse effect on our results of operations, even if our underlying business results improve or remain steady.

        Our reporting currency is the U.S. dollar, and we are exposed to foreign exchange rate risk because a significant portion of our net sales and costs are currently denominated in foreign currencies, primarily Euros and Chinese Renemibi, which we convert to U.S. dollars for financial reporting purposes. We currently do not engage in any hedging activities with respect to currency fluctuations. Changes in exchange rates on the translation of the earnings in foreign currencies into U.S. dollars are directly reflected in our financial results. As such, to the extent the value of the U.S. dollar increases against these foreign currencies, it will negatively impact our net sales, even if our results of operations have improved or remained steady. While the currency of our net sales and costs are generally matched, to the extent our costs and net sales are not denominated in the same currency for a particular location, we could experience further exposure to foreign currency fluctuations. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

        We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development and manufacturing activities. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. We have performed environmental investigations and remediation activities at our 10 Water Street, Enfield, Connecticut and 18 Craftsman Road, East Windsor, Connecticut locations. During our investigations, each site was found to contain the presence of various contaminants. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. See Item 1—Business—Environmental Regulation.

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

We have received financial incentives from government bodies in certain foreign jurisdictions that are based on the maintenance of various requirements. If such requirements are not maintained, we may lose the financial incentives, which could negatively impact our results of operations and financial condition.

        We have received financial incentives from government entities in certain foreign jurisdictions that are based on the maintenance of various requirements. For example, our Spanish subsidiary has received grants for production equipment that requires us to maintain a specific level of employment and use of assets. In addition, we also have a tax holiday in Malaysia through 2014. The tax holiday was based on and would have been renewed for an additional five years if our Malaysian subsidiary met certain metrics surrounding profitability, asset base and employment levels. We expect to close our Malaysia facility in 2014 and will lose our tax holiday status in 2014 on a prospective basis.

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

Risks Related to Owning Our Common Stock

We are subject to the Continued Listing Criteria of the NYSE and our failure to satisfy these criteria may result in delisting of our common stock.

        Our common stock is currently listed on the NYSE. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders' equity and a minimum number of public stockholders. In particular, the NYSE has the authority to delist our common stock if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 or the average market capitalization of our common stock falls below $50.0 million and, at the same time, total stockholders' equity is less than $50.0 million, and in either case we are unable to satisfy these standards within the time periods specified under NYSE regulations. Our total stockholders equity was $111.9 million as of December 31, 2013. As a result of the closing of the Offer in March 2014, we anticipate that our stockholder's equity will be reduced by approximately $24.0 million plus advisor fees. In addition to these objective standards, the NYSE may delist the securities of any issuer if, in its opinion, the issuer's financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE listing requirements; if an issuer's common stock sells at what the NYSE considers a "low selling price" and the issuer fails to correct this via a reverse split of shares after notification by the NYSE; or if any other event occurs or any condition exists which makes continued listing on the NYSE, in its opinion, inadvisable.

        If our common stock is delisted from the NYSE, such securities may be traded over-the-counter on the "pink sheets." The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE. Accordingly, delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all. In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC's "penny stock" rules.

We expect that our stock price may continue to fluctuate significantly, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above your purchase price.

        Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. In particular, the market prices of many companies in the solar industry have been extremely volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations in response to various factors, including:

  •
  market conditions in the broader stock market;

  •
  potential short selling interest in our common stock;

  •
  the amount of public float that trades regularly;

  •
  actual or anticipated fluctuations in our financial and operating results;

  •
  introduction of new products by us or our competitors;

  •
  issuance of new or changed securities analysts' reports or recommendations;

  •
  investor perceptions of us and the solar energy industry;

  •
  sales, or anticipated sales, of large blocks of our stock;

  •
  potential action of corporate raiders or other potential acquirers of us if our stock price is undervalued;

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

        Prior to November 2009, we operated our business as a private company. Since the completion of our initial public offering ("IPO") in November 2009, we have been required to file with the SEC, annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. If we fail to maintain the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be negatively affected.

We have implemented the standards required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), and failure to maintain effective internal control over financial reporting in accordance with Section 404 could have a material adverse effect on us.

        We have documented and tested our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we are not able to maintain adequate compliance with the requirements of Section 404 in future years, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis and may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

If a substantial number of shares are sold in a short period of time, the market price of our common stock could decline.

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. As of February 26, 2014, we had 41,933,757 shares of our common stock outstanding, some of which are owned by our directors, executive officers and affiliates. Subject to vesting requirements, these shares are eligible for sale in the public market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us, which six analysts did in 2013, or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

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

        These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change of control of us that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

        Our certificate of incorporation provides that we renounce our interest or expectancy in certain corporate opportunities which are from time to time presented to DLJ Merchant Banking Partners IV, L.P. and its affiliated investment funds, or DLJMB. Under these provisions, neither

DLJMB, its affiliates and subsidiaries, nor any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For instance, a director of ours who also serves as a director, officer or employee of DLJMB or any of its subsidiaries or affiliates may pursue certain acquisition or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by DLJMB to itself, its subsidiaries or affiliates or third parties instead of to us.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our principal executive offices are located at 18 Craftsman Road, East Windsor, Connecticut, 06088.

        The following table summarizes information regarding our significant owned and leased facilities as of December 31, 2013:

Location	Square Feet	Owned/Leased
East Windsor, Connecticut	275,000	Owned
Johor, Malaysia	142,270	Owned
Asturias, Spain	105,000	Owned
10 Water Street, Enfield, Connecticut	69,500	Owned
Shajiabang, China	57,500	Leased

        In addition, we also own approximately 550,000 square feet of land use rights in Shajiabang, China.

        From time to time, we evaluate our production requirements and may close or consolidate existing facilities or open new facilities.

        In 2013, we ceased production at our East Windsor, Connecticut facility. This building currently serves as our corporate headquarters, houses our 20,000 square foot research and development facility, and we are currently attempting to sell or lease this facility to a third party. In conjunction with the divestiture of the QA business, we leased real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL through December 31, 2012. Prior to the closing of the divestiture, the property served as the QA headquarters and a testing facility. This property is currently listed for sale, but may serve as the facility for our corporate and research and development functions in the future. We plan to cease manufacturing operations at our Johor, Malaysia facility in 2014 and then sell the real property. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

ITEM 3.    Legal Proceedings

        From time to time, we are and have been a party to litigation that arises in the ordinary course of our business. We have no material litigation pending at this time other than as set forth below.

        In 2010, STR Spain ("STRE") learned that a competitor, Encapsulantes De Valor Anandida, S.A. ("EVASA"), was making encapsulant products that were substantially similar to our products. Upon investigation it was learned that Juan Diego Lavandera ("Lavandera"), a former employee of STRE, was employed by EVASA. It is believed that Lavandera, a former Production Supervisor with STRE, breached his contractual duties, by disclosing our trade secrets to EVASA. On December 15, 2011, we and STRE filed a confidential preliminary injunction petition with the Commercial Court No. 1 in A Coruña, Galicia, Spain (the "Court") requesting an investigation of EVASA by the Court, including a search of EVASA's premises. The investigation was to assess the facts related to our claims against Lavandera and EVASA for (i) trade secret infringement, (ii) the breach by Lavandera of his contractual obligations to STRE; and (iii) taking unfair advantage of STRE's "effort".

        On June 27, 2012, an investigation was commenced by a Court appointed expert and on September 14, 2012 the expert issued a report confirming that EVASA was using our manufacturing process and product formulations. On October 10, 2012, we and STRE filed a preliminary injunction petition (the "PI Petition") requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using our trade secrets. In connection with the PI Petition, we and STRE offered to post a bond in the amount of EUR 50K (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if our claim on the merits is finally dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013, the Court denied the PI Petition. STRE has appealed the Court's decision and intends to pursue the claim on the merits. In the event that the appeal of the PI Petition is denied, STRE may be responsible for EVASA's legal fees (to be determined). However, the payment of such fees is not probable or reasonably estimable, at this time.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        At February 26, 2014, there were approximately 2,133 holders of record of our common stock.

        The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for the periods indicated.

	Common Stock Price Range
	High	Low
Fiscal 2013
1st Quarter	$3.12	$1.92
2nd Quarter	3.43	1.80
3rd Quarter	2.79	1.61
4th Quarter	2.69	1.22

	Common Stock Price Range
	High	Low
Fiscal 2012
1st Quarter	$11.49	$4.29
2nd Quarter	5.12	3.01
3rd Quarter	4.73	2.91
4th Quarter	3.10	1.93

Dividend Program

        We have not declared or paid cash dividends on our common stock during the two most recent fiscal years. Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account:

  •
  general economic and business conditions;

  •
  our financial condition and results of operations;

  •
  our capital requirements;

  •
  the ability of our operating subsidiaries to pay dividends and make distributions to us; and

  •
  such other factors as our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

        On January 31, 2014, we commenced a modified "Dutch auction" tender offer (the "Offer") to repurchase for cash up to $30.0 million of shares of our common stock. The Offer allows stockholders to indicate how many shares and at what price within the offer range (in increments of $0.05 per share) they wish to sell their shares to us. On February 18, 2014, in response from comments from the SEC, we increased the minimum tender price in the Offer from $1.00 to $1.35, but the upper limit of the Offer range remained unchanged at $1.54 per share. We also extended the expiration date for the Offer from February 28, 2014 to March 3, 2014.

        On March 3, 2014, the Offer expired and a total of 15,664,117 shares were tendered at prices within the offer range. Based upon the number of shares tendered and the prices specified by the tendering stockholders, the applicable purchase price was $1.54 per share. As a result, we used a portion of our cash and cash equivalents to purchase and retire such shares of our common stock for an aggregate purchase price of $24.1 excluding fees and expenses associated with the Offer. Certain of our directors and their affiliates sold shares to us in the Offer. Each of Dennis L. Jilot, our Chairman of the Board, Andrew M. Leitch, our Chairman of the Audit Committee, and Dominick J. Schiano sold to us 770,000 (representing approximately 41% of such stockholder's shares), 49,188 (representing approximately 84% of such stockholder's shares), and 100,000 shares (representing approximately 50% of such stockholder's shares), respectively. In addition, certain affiliates of Susan C. Schnabel, our Lead Director and our Chairman of the Nominating and Corporate Governance Committee, sold a total of 10,079,708 (representing all of such stockholders' shares) shares to us. As a result of such sales, John A Janitz, the Chairman of our Compensation Committee, and Mr. Schiano each received approximately $0.2 resulting from their pecuniary interest in 110,504 shares previously held by such affiliates of Ms. Schnabel.

Sales of Unregistered Securities

        We did not sell unregistered securities during 2013.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009 and the statement of operations and other data for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our Consolidated Financial Statements. All amounts are stated in thousands except per share amounts unless otherwise noted.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statement of Operations:
Net sales	$31,860	$95,345	$232,431	$259,200	$149,521

Operating (loss) income	$(25,235)	$(283,485)	$(24,597)	$82,194	$36,819

Net (loss) earnings from continuing operations	$(18,286)	$(211,575)	$(39,428)	$54,749	$24,278
Earnings (loss) from discontinued operations	—	4,228	38,124	(5,438)	(1,289)

Net (loss) earnings	$(18,286)	$(207,347)	$(1,304)	$49,311	$22,989

Net (loss) earnings per share
Basic from continuing operations	$(0.44)	$(5.12)	$(0.96)	$1.36	$0.66

Basic from discontinued operations	—	0.10	0.93	(0.14)	(0.03)

Basic	$(0.44)	$(5.02)	$(0.03)	$1.22	$0.63

Diluted from continuing operations	$(0.44)	$(5.12)	$(0.96)	$1.30	$0.65

Diluted from discontinued operations	—	0.10	0.93	(0.13)	(0.04)

Diluted	$(0.44)	$(5.02)	$(0.03)	$1.17	$0.61

Goodwill impairment	$—	$82,524	$63,948	$—	$—
Intangible asset impairment	$—	$135,480	$—	$—	$—
Asset impairment	$194	$37,431	$1,861	$—	$—
Restructuring	$4,331	$1,069	$308	$—	$—
Capital expenditures	$2,238	$10,677	$21,537	$16,061	$7,848
Cash	$58,173	$81,985	$58,794	$98,333	$60,852
Total assets	$129,209	$147,164	$402,091	$702,846	$640,620
Total debt	$—	$—	$—	$238,525	$240,375
Total stockholders' equity	$111,862	$127,439	$330,505	$328,040	$271,270

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

        We are a provider of encapsulant to the solar module industry. Encapsulant is a critical component used in solar modules. Our PhotoCap® products consist of ethylene-vinyl acetate, or EVA, which is modified with additives and put through our proprietary manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. Our encapsulants can be used in both crystalline silicon and thin-film solar modules.

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

Strategic Divestiture of QA

        On September 1, 2011, we completed the sale of QA to Underwriters Laboratories, Inc. ("UL"). This strategic divestiture was executed to allow us to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt. The following transactions occurred as a result of the divestiture:

  •
  We received $275.0 million, plus assumed cash in proceeds. The sale generated an after-tax gain of approximately $14.0 million that included an initially estimated tax liability of $105.9 million. This gain was recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and the proceeds received were recorded in discontinued operations in the Consolidated Statements of Cash Flows in 2011. During the third quarter of 2012, the taxable gain associated with the sale of the QA business was finalized in conjunction with filing our 2011 income tax returns. As part of this process, we recorded an income tax benefit to discontinued operations of $4.2 million. Refer to Note 3 to the Consolidated Financial Statements located in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

  •
  In order to sell the assets of the QA business free and clear of liens provided pursuant to our first lien credit agreement and second lien credit agreement (together, the "2007 Credit Agreements"), we terminated the 2007 Credit Agreements on September 1, 2011 by using approximately $237.7 million of the sale proceeds to repay all amounts outstanding thereunder to Credit Suisse AG as administrative and collateral agent. The cash payment was recorded in discontinued operations in 2011 in the Consolidated Statements of Cash Flows. The interest expense associated with the 2007 Credit Agreements is recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for 2011.

  •
  Upon termination of the 2007 Credit Agreements, we wrote-off unamortized deferred financing costs of $3.6 million. The write-off was recorded to continuing operations in 2011 in the Consolidated Statements of Comprehensive Income.

  •
  In conjunction with the sale, we entered into an agreement to lease our real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The initial term of the lease was for one year. Since this property was expected to generate rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Loss.

        QA's historical operating results are recorded in discontinued operations in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented.

        The discussion contained herein relates to continuing operations unless otherwise noted.

Current Business Environment, Components of Net Sales and Expenses and Anticipated Trends

Strategic Focus

        Our sales and profitability have declined significantly since 2011 driven by a rapid shift of solar module production from the United States and Europe to Asia, the loss of First Solar, Inc., our largest customer, during the first half of 2013, financial distress of certain of our key customers, intensified competition and steep price declines resulting from excess capacity throughout the solar manufacturing industry.

        During this period of time, we have been attempting to execute on our core strategy, which consisted of four areas of focus: (i) improve sales volumes from current levels, (ii) further reduce our cost structure, (iii) innovate new products and (iv) maintain adequate liquidity. We have attempted to improve our financial performance by focusing on cost-reductions, trying to increase our sales to Chinese module manufacturers and working to reduce the rate of decline of our cash balance. Throughout 2013, we significantly reduced our operating expenses by closing certain facilities and reducing headcount, including the termination of four members of our senior management team during the fourth quarter of 2013. We also announced that we will further streamline our operations and improve our cost structure by ceasing manufacturing operations at our Johor, Malaysia facility in 2014.

        As discussed above, during the fourth quarter of 2013, in response to declining sales and profitability and the increase of solar module production in China over the past several years, we adopted a new operating plan, referred to as "the China Tolling Plan". This new approach contemplates licensing our encapsulant technology to third party encapsulant manufacturers and the purchase of such licensed products from local Chinese encapsulant manufacturing companies for sale by us to existing and new Chinese customers. Since there is excess encapsulant manufacturing capacity currently in China, we believe that identifying and securing contract manufacturers on commercially favorable terms is feasible. This new plan would also significantly reduce the capital expenditures associated with building a new manufacturing facility in China and would enable us to generate cash proceeds from the sale of real property that we own in China and our facility in Malaysia. However, certain Chinese customers require that we manufacture encapsulants in China, and for these customers we are completing the renovation of a leased manufacturing facility which should be operational during the second quarter of 2014. In addition, outsourcing of the manufacture of encapsulant products reduces our working capital investment that is otherwise required to manufacture products.

        In furtherance of the China Tolling Plan, on January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the "Agreement") with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. ("FeiYu") and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu ("Xiesheng," and together with FeiYu, the "Manufacturer"). Pursuant to the Agreement, we will purchase certain solar encapsulant products manufactured by FeiYu to our specifications. We will supply the Manufacturer with all of the proprietary information and assistance necessary to manufacture the products. We will also supply the Manufacturer with approximately $2.5 million of raw materials which will be repaid by the Manufacturer over the term of the Agreement. Subject to certain conditions, we are subject to an annual target purchase amount from the Manufacturer. If we fail to purchase the annual target amount, either party may terminate the Agreement upon 45 days' notice without the payment of any penalties or premiums. The Agreement will continue for a period of two years following the end of a four month evaluation period, as described in the Agreement. We may, at our sole discretion, elect to terminate the Agreement by delivering written notice to Manufacturer at any time prior to 30 days following the end of the evaluation period. We or the Manufacturer may also terminate the Agreement upon the occurrence of certain specified events. We anticipate that at full capacity the Manufacturer will provide approximately 2.5 GW of manufacturing capacity for us in China.

Net Sales

        Our net sales are derived from the sale of encapsulants to solar module manufacturers. Net sales to our customers are typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters but do not obligate the customer to purchase any minimum amounts. Our customers are solar module manufacturers located in North America, Europe and Asia.

        We expect that our results of operations for the foreseeable future will depend primarily on the sale of encapsulants to a relatively small number of customers. We believe the concentration will increase as we expect a consolidation of module manufacturers driven by overcapacity that currently exists. Our top five customers accounted for approximately 64%, 61% and 53% of our net sales in 2013, 2012 and 2011, respectively. First Solar accounted for 18%, 41% and 23% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively. In January 2013, we were informed by our largest customer, First Solar, that it would commence sourcing encapsulant from an alternate supplier in the first quarter of 2013. We recorded approximately $5.7 million of net sales to First Solar in the first half of 2013. We do not expect to generate net sales to First Solar during 2014. Renesola Deutschland GmbH, Conergy AG and Global Wedge, Inc. each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 56% of our net sales for the year ended 2013. Suntech Power Holdings Co. Ltd. accounted for 10% of our net sales for the year ended December 31, 2011.

        Our net sales are significantly driven by end-user demand for solar modules. As more solar modules are sold, there is greater demand from module manufacturers for encapsulants. The solar power industry is impacted by a variety of factors, including government subsidies and incentives, availability of financing, worldwide economic conditions, environmental concerns, energy costs, the availability of polysilicon and other factors. A key demand driver for solar module growth in the future will be the ability of solar module manufacturers and downstream solar system installers to reduce their cost structure, primarily in the balance of system cost components such as inverters, installation costs, wiring, racking and logistics. During 2011, capacity expansion in the solar module supply chain increased. Increased competition, particularly from China, and continued vertical integration of many manufacturers in the solar supply chain contributed to the increase in capacity. These events caused many module manufacturers to significantly reduce the average selling price of their modules as the extra capacity drove a severe inventory build. As a result, many companies in the solar supply chain lacked profitability. From an industry standpoint, the reduction in module selling prices has improved rates of return on solar investments for the end-user. We believe this is a long-term industry trend will help to bring solar energy costs closer to grid-parity and in turn will increase demand for solar encapsulants. In 2012 and 2013, industry consolidation continued and the amount of excess capacity has been reduced, but still exists. In addition, pricing appears to have recently stabilized in many areas of the solar supply chain.

        Demand for our encapsulants also depends in large part on government incentives aimed to promote greater use of solar energy. The type of government incentives vary from country to country and can change rapidly. As the solar industry continues to reduce the cost of solar power, we expect the level of government subsidies to continue to decrease. For example, in Germany, which is a large solar PV end-user market, the government enacted legislation that reduced feed-in tariffs beginning June 30, 2010. In early 2011, the German government enacted further legislation to accelerate the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. Also, many European governments have recently experienced fiscal issues. As such, a risk exists that some of these governments will have to reduce and/or eliminate current subsidies provided for PV installations in conjunction with overall tighter fiscal policies.

        Even though we expect reduced solar module demand in the European Union and the continued reduction in government subsidies in the next few years, we anticipate an increase in global demand for solar energy, particularly in China and the United States. This will be primarily driven by solar energy becoming more cost effective as a result of continued cost-reductions in module selling prices and balance of system costs and continued emergence of end-user financing. In addition, many foreign governments like India, Taiwan and Japan, as well as certain state regulatory entities, have enacted renewable portfolio standards that require utilities to increase their production of energy from renewable sources.

        Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their historical in field performance, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that among other benefits provide a high value proposition to our customers in a period of tight capacity. During the past few years, however the excess capacity that existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, low-cost competition from China and increased entrants in the encapsulant market have intensified competition. Based on these factors, we experienced an average selling price ("ASP") decline during 2013 of approximately 20% from the prior year.

        During the past few years, our net sales have decreased significantly. In addition to the ASP pressure discussed above, our unit volumes have declined due to lost market share. Our market share loss was the result of the loss of First Solar as a customer, financial distress of certain of our key customers, many of our customers losing market share to certain Chinese module manufacturers who are currently not our customers, continuing intensified competition in the encapsulant market, and competitive technologies entering the marketplace, including POE encapsulants.

        In order to increase our market share and sales volume in the future, we must penetrate certain Tier 1 and other key Chinese module manufacturers. We are in the process of introducing our next-generation encapsulant formulation, which we believe possesses enhanced potential induced degradation ("PID") properties and has been specifically engineered for the manufacturing processes typically utilized in China. In 2013, we passed many internal customer qualification tests, including the successful completion of damp heat testing with several prospective Chinese customers. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer.

        In the second quarter of 2013, we shipped initial commercial shipments of our next-generation encapsulant product to three new Chinese customers to begin production scale-up but did not recognize sales based upon title transfer terms. Module manufacturers perform production scale-up testing to ensure new products demonstrate performance in mass production as achieved in product testing. In August 2013, we were notified by certain of these customers that a small percentage of our product was not performing properly in its manufacturing process. Based upon this feedback, we worked to improve the manufacturing process window of our formula with the customer's lamination cycle. As a consequence, we were delayed in generating net sales from these customers as previously anticipated. In the fourth quarter of 2013, certain customers provided positive feedback on the modifications made to our next-generation EVA encapsulants, and we started to receive repeat orders. If we incur similar delays with other potential customers, our net sales, results of operations and financial position will be negatively affected. In 2013, we recognized approximately $1.5 million of net sales of our next-generation EVA encapsulant. We expect to increase our sales to these Chinese customers in 2014 and expect to receive orders from other prospective customers.

        The future growth and success in our business depends on the ability of our customers to grow their businesses and our ability to meet any such growth and to grow by adding new customers. If our customers do not increase production of solar modules, there will be no corresponding increase in encapsulant orders. It is possible that our customers may reduce their purchases from us. If our customers do not grow their businesses or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our net sales. In addition, we have been actively attempting to sell our encapsulants to certain large Chinese module manufacturers. We generated initial orders from certain of these Chinese module manufacturers in the second half of 2013. Although we intend to obtain and grow our market share with Chinese module manufacturers, failure to do so could negatively affect our financial condition and results of operations.

Cost of Sales

        Cost of sales consists of our costs associated with raw materials, direct labor, manufacturing overhead, salaries, other personnel-related expenses, write-offs of excess or obsolete inventory, quality control, freight, insurance, disposition of defective product and depreciation of fixed assets. In 2012 and 2011, our cost of sales also included amortization of intangibles as a result of DLJ Merchant Banking Partners IV, L.P.'s acquisition of us in 2007 ("DLJ Acquisition"). The intangible assets were fully impaired as of December 31, 2012. Approximately 78% of our cost of sales is variable in nature; 16% is step-variable and relates to direct labor cost and is fixed in the short-term and the remaining 6% is fixed. Resin constitutes the majority of our raw materials costs at approximately 45% to 50% of our cost of sales, and paper liner is the second largest cost. We are in the process of modifying our production equipment to remove paper from our bill of material to reduce costs. The price and availability of resin and paper liner are subject to market conditions affecting supply and demand, have been volatile and we believe resin cannot be hedged in the commodity markets.

        Prior to 2014, we manufactured all of the products that we sold. In January 2014, our Hong Kong subsidiary entered into the Agreement. Pursuant to the Agreement, we will purchase certain solar encapsulant products manufactured by FeiYu to our specifications. We will supply the Manufacturer with all of the proprietary information and assistance necessary to manufacture the products.

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

Gross Profit

        Gross profit is affected by numerous factors, including our average selling prices, fluctuations in foreign exchange rates, seasonality, our manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for new production facilities and the expansion of existing facilities to reach full production capacity. In 2012, accelerated depreciation increased by $2.3 million due to the shortened useful lives of certain production equipment based on expected lower capacity utilization level. We also incurred $1.7 million, $0.9 million, $0.0 million of restructuring charges recorded in cost of sales associated with our recent cost-reduction efforts in 2013, 2012 and 2011, respectively.

Selling, General and Administrative Expenses ("SG&A")

        Our selling expenses consist primarily of salaries, travel and other personnel-related expenses for employees engaged in sales, marketing and support of our products and services, trade shows and promotions. General and administrative expenses consist mainly of insurance, outside professional fees and expenses for our finance, administrative, information technology, legal and human resource functions. We incurred $2.6 million, $0.2 million and $0.3 million of restructuring charges in SG&A during 2013, 2012 and 2011, respectively

        We expect our selling, general and administrative expenses to decrease in absolute terms as a result of decreased headcount resulting from recent cost-reduction actions.

Research and Development Expense

        We have a long history of innovation dating back to our establishment in 1944 as a plastic and polymer research and development firm. As our operations have expanded from solely providing research and development services into the manufacturing of solar encapsulants, we created a separate research and development function that tracks employees and costs that are fully dedicated to research and development activities. Our research and development expense consists primarily of salaries and fringe benefit costs and the cost of materials and outside services used in our pre-commercialization process and product development efforts. We also record depreciation expense for equipment that is used specifically for research and development activities.

        We incurred $2.7 million, $4.4 million and $2.6 million of research and development expense in 2013, 2012 and 2011, respectively. We expect annual research and development expense to approximate $1.5 million for the near-term based upon cost-reduction measures implemented in 2013.

Provision for Bad Debt Expense

        We reserve for estimated losses that may result from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and reserve for uncollectible accounts after reasonable collection efforts have been made and collection is deemed doubtful.

        Our bad debt expense has increased in recent years as a result of many solar module manufacturers declaring bankruptcy due to continued solar industry consolidation. We expect our bad debt expense to decrease going forward as the solar industry transitions to a sustainable, self-supporting industry. In addition, we have been increasing the use of letters of credit and obtaining bank guarantees from our customers to mitigate credit risk.

Interest (Expense) Income, Net

        Interest (expense) income, net was comprised of interest income earned on our cash and cash equivalents and our annual commitment fee incurred on our revolving senior credit facility (the "Credit Agreement").

        We expect our interest income to decrease in 2014 due to having lower cash balances primarily resulting from the repurchase of approximately $30.0 million of our shares of common stock pursuant to the Offer completed in March 2014.

        We expect our interest expense to decrease due to the termination of our Credit Agreement in September 2013.

Amortization of Deferred Financing Costs

        We capitalized debt issuance costs and amortized the costs to expense over the term of the related debt facility. In conjunction with the sale of QA, our 2007 Credit Agreements were paid in full. As such, the related unamortized deferred financing costs of $3.6 million were expensed immediately for the year ended December 31, 2011. In connection with entering into our new Credit Agreement in 2011, we incurred $1.3 million of issuance costs. We amended our Credit Agreement in 2012 and incurred less than $0.1 million of issuance costs. In addition, we wrote-off $0.8 million of the remaining prior capitalized issuance costs based on the proportion of our new borrowing capacity compared to our prior availability. As disclosed in Note 12, we terminated the Credit Agreement in September 2013 and wrote-off $0.1 million of the remaining unamortized deferred financing costs. Amortization of deferred financing costs was $0.2 million, $1.1 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Income

        Other income consists of the $7.2 million payment received from the settlement of the JPS lawsuit in 2012.

Foreign Currency Transaction Gain/(Loss)

        Foreign currency transaction gain/(loss) is primarily the result of changes in the Euro, Hong Kong dollar, Chinese renminbi and Malaysian ringgit exchange rates. The majority of our foreign exchange exposure is due to a Euro denominated liability in the United States, the settlement of intercompany transactions, U.S. cash balances held in foreign locations and non-resin costs incurred by our Malaysia subsidiary whose functional currency is the U.S. dollar which is the currency that it uses to invoice customers and procure resin.

Income Taxes

        Income tax (benefit) expense is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions. We expect our effective tax rate to trend higher over time as we will no longer benefit from a tax holiday at our Malaysia facility subsequent to its closure in 2014 and lower planned investment in research and development that qualifies for tax deductions in certain jurisdictions.

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

Revenue Recognition and Accounts Receivable

        We recognize revenue when evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

        Our business recognizes revenue from the manufacture and sale of its encapsulants, which is the only contractual deliverable, either at the time of shipping or at the time the product is received at the customer's port or dock, depending upon terms of the sale.

        We typically do not offer contractual performance warranties or general rights of return on our product. Our contractual relationships may include these types of terms in the future as the solar industry continues to evolve. In 2011, we reduced our net sales by approximately $2.0 million for an agreement with a customer for the return of product in conjunction with the settlement of overdue accounts receivable balances.

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

        In 2013, we reserved $0.5 million of inventory, a majority of which is related to raw material inventory procured and not delivered due to the loss of a customer.

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

        In 2013, we recorded $0.2 million of impairment to our property, plant and equipment. The impairment was driven by our decision to cease the construction of our China manufacturing plant and to lease an existing building to conduct our manufacturing operations. As such, we wrote-off costs incurred to date relating to the construction of our own facility. During 2012, due to continued and expected low production utilization levels, we recorded $2.8 million of accelerated depreciation associated with shortened useful lives of certain machinery and equipment. In addition, we recorded a $37.4 million impairment to our property, plant and equipment. See Impairment Testing below.

        In connection with the sale of the QA business, we leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. The original term of the lease was for one year. Since this property was expected to generate rental income of $0.3 million per year, we evaluated whether the carrying value of the property was recoverable. Based on this evaluation, an impairment loss of $1.9 million was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Loss.

        In 2011, we closed our Florida manufacturing facility and recorded $0.5 million of accelerated depreciation associated with shortened useful lives of machinery and equipment.

Intangible Assets

        We accounted for business acquisitions using the purchase method of accounting and recorded definite-lived intangible assets separately from goodwill. Intangible assets were recorded at their estimated fair value based at the date of acquisition.

        Our intangible assets were recorded as a result of the DLJ Acquisition and included our customer relationships, trademarks and proprietary technology. Our customer relationships consisted of the value associated with existing contractual arrangements as well as expected value to be derived from future contract renewals with our customers. We determined their value using the income approach. Their useful life was determined by consideration of a number of factors, including our previously longstanding customer base and historical attrition rates. Our trademarks represented the value of our STR® and Photocap® trademarks. We determined their value using the "relief-from-royalty" method.

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

        Determining the fair value and useful lives of our intangible assets required management's judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, asset lives and market royalty rates, among other items. While we believe our estimates were reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could have affected our evaluations.

        In accordance with ASC 350-Intangibles—Goodwill and Other, we assessed the impairment of our definite-lived intangible assets whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present which would cause an impairment review: a significant or prolonged decrease in sales that were generated under our trademarks; loss of a significant customer or reduction in our customers' demand for our products driven by competition they encounter; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; and, such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors.

        Due to continued depressed solar market conditions and in conjunction with our goodwill impairment assessment, we tested our intangible assets for impairment as of December 31, 2011. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded each of our intangible assets' carrying value as of December 31, 2011. However due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook which included the loss of the our largest customer, we tested our long-lived assets again for impairment as of December 31, 2012 which resulted in a non-cash $135.5 million impairment to write-off our intangible assets. See Impairment Testing below.

Goodwill

        Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the DLJ Transaction. Goodwill was $0 at December 31, 2013 and December 31, 2012 and $82.5 million at December 31, 2011. Goodwill was not deductible for tax purposes.

        In assessing if there was an impairment of goodwill, we first determined the fair value of our one reporting unit. Since the fair value of our reporting unit was less than our carrying value, we allocated the current fair value of the reporting unit to the assets and liabilities of the reporting unit to estimate the reporting unit's implied goodwill. Since the implied goodwill was less than the carrying value of such goodwill, we recorded an impairment charge for the amount of such difference. We recorded non-cash goodwill impairment charges of $82.5 million and $63.9 million in 2012 and 2011, respectively. As of December 31, 2012, our goodwill was fully impaired. See Impairment Testing below.

Impairment Testing

        In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, we assessed the impairment of our long-lived assets including our definite-lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in sales that were generated under our trademarks; loss of a significant customer or a reduction in demand for customers' products; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

        Due to our net book value exceeding the market capitalization of our common stock in the fourth quarter of 2011, weakening solar market conditions that were greater than we anticipated and the price reductions granted to customers for anticipated 2012 volume, we determined that a trigger event occurred to test our reporting unit for impairment as of December 31, 2011. As such, we valued our reporting unit with the assistance of a valuation specialist and determined that our reporting unit's net book value, including goodwill, exceeded our fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that our implied fair value of goodwill was lower than our carrying value and recorded a non-cash goodwill impairment charge of $63.9 million. We estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated our cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Inherent in management's development of cash flow projections were assumptions and estimates, including those related to future earnings, growth prospects and the weighted-average cost of capital. Many of the factors used in assessing the fair value were outside the control of management, and these assumptions and estimates could have changed in future periods as a result of both our specific factors and overall economic conditions.

        During the first quarter of 2012, the market capitalization of our common stock declined by approximately 50%. As a result of this decline that did not appear to be temporary, we determined that a triggering event occurred requiring us to test our long-lived assets and our goodwill for impairment as of March 31, 2012. Prior to performing our goodwill impairment test, we first assessed our long-lived assets for impairment as of March 31, 2012. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of our asset group which is our reporting unit ($333.4 million as of March 31, 2012) by $200.5 million. The undiscounted cash flows were derived from the same financial forecast utilized in our goodwill impairment analysis. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. For this impairment analysis, we used undiscounted cash flows reflecting a sales decline of 23% in 2012 and a sales increase of 20% and 22% in 2013 and 2014, respectively. Subsequent to 2014, a normalized 3% annual sales growth rate was used for the remaining useful life. We estimated our EBITDA margin to range from 12% to 16%. After evaluating our long-lived assets for impairment, we proceeded to test our goodwill for impairment. At March 31, 2012, we completed step one of the impairment test by valuing our reporting unit with the assistance of a valuation specialist and determined that our reporting unit's net book value exceeded our fair value. We then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. We determined that the implied fair value of goodwill was lower than our carrying value and recorded a non-cash goodwill impairment charge of $82.5 million. We estimated the fair value of our reporting unit under the income approach using a discounted cash flow method which incorporated our cash flow projections. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the other-than-temporary decline in our stock price and our net book value exceeding the market capitalization of our common stock during the first quarter of 2012, the market approach was given a higher weighting in determining fair value. We believe the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Many of the factors used in assessing the fair value were outside the control of management, and these assumptions and estimates could have changed in future periods as a result of both our specific factors, industry conditions and overall economic conditions.

        At December 31, 2012, due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook which included the loss of our largest customer, we determined that a trigger event occurred to test our long-lived assets for recoverability. In conjunction with a valuation specialist, we determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of our asset group which is our reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

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

        In the fourth quarter of 2013, we recorded an impairment to our property, plant and equipment of $0.2 million. The impairment was driven by our decision to cease the construction of our China manufacturing plant and to lease an existing building to conduct our manufacturing operations. As such, we wrote-off costs incurred to date relating to the construction of our own facility.

        At December 31, 2013, there were no indicators that significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed. However, we did perform an analysis using appraisals and other data in order to assess the recoverability of our property, plant and equipment as of December 31, 2013. As a result of this analysis, we determined our long-lived assets were recoverable and our depreciable lives were appropriate as of December 31, 2013. If we experience a significant reduction in future sales volume, further ASP reductions, lower profitability or ceases operations at any of its facilities, our property, plant and equipment may be subject to future impairment or accelerated depreciation.

Product Performance Accrual

        We typically do not provide contractual performance warranties on our products. However, on limited occasions, we incur costs to service our products in connection with specific product performance matters. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Income Taxes

        We operate in multiple taxing jurisdictions and are subject to the jurisdiction of a number of U.S. and non-U.S. tax authorities and to tax agreements and treaties among those authorities. Operations in these jurisdictions are taxed on various bases, including income before taxes as calculated in accordance with jurisdictional regulations.

        We account for income taxes using the asset and liability method in accordance with ASC 740-Income Taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. We estimate our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and will recognize the effect of a change in tax laws on deferred tax assets and liabilities in the results of our operations during the period that includes the enactment date.

        In assessing the need for a valuation allowance, we consider all positive and negative evidence including: estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of tax loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if we were to determine that we would be able to realize deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made. As of December 31, 2013, we have recorded $1.3 million of valuation allowances relating to our China and Hong Kong subsidiaries, which have generated operating losses since their inception. If we are able to generate future profits at such subsidiaries, we will reverse the valuation allowance. We have recorded a deferred tax asset of $3.0 million for a loss carryforward benefit at our Spain subsidiary. We have not recorded a valuation allowance for this carryforward as we believe it is more likely than not that the benefit of the loss carryforward will be fully realized due to anticipated profits to be generated by our Spain subsidiary. In the United States, we have amended our 2011 federal tax return to apply current losses as loss carrybacks. We expect to carryback anticipated losses generated in the United States in 2014. After 2014, any taxable losses will have to be carryforward and the need for a valuation allowance will need to be assessed.

        In 2014, approximately 1.1 million stock options are expected to be canceled. These stock options were granted to employees who were recently terminated at the end of 2013 and were vested. As such, we recorded stock-option compensation expense and a corresponding deferred tax asset as the options vested. Since it is expected that these options will be canceled in 2014, we are estimating that it will reduce our deferred tax asset by $1.1 million. Since no tax windfall pool exists in additional paid-in-capital, the reduction in the deferred tax asset will be recorded to income tax expense as a discrete item when the options are cancelled.

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

        We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. We are currently under audit in the United States for tax years 2012 and 2011 and multiple state tax jurisdictions for various years. In addition we are also under audit in Spain for 2012. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact our financial statements. Accordingly, we have accruals recorded for which it is reasonably possible that the amount of the unrecognized tax benefit could increase or decrease. Based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, changes to our estimates may impact the future results of our operations.

        We currently have a tax holiday in Malaysia through 2014. However, we plan to cease operations at this facility during 2014. Our Malaysia tax holiday reduced our effective tax rate by 4.5%, 0.9% and (8.1%) in 2013, 2012 and 2011, respectively.

Stock-Based Compensation

        ASC 718-Compensation-Stock Compensation, addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award.

        In 2013, we determined the fair value of the stock options issued using the Black-Scholes option pricing model. Prior to 2013, we used an outside appraisal firm. Our assumptions about stock-price volatility were based on the historical implied volatilities of our common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to our employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected volatility	58.9%	75.30%	61.07%
Risk-free interest rates	2.50%	0.60%	1.20%
Expected term (in years)	7.4	4.4	4.6 to 5.0
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$1.40	$1.79	$6.10

Deferred Compensation

        We have a deferred compensation arrangement with certain members of management that states upon the earlier of December 31, 2015, our sale of us or termination of employment for any reason, the members are entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments are tied to distribution amounts they would have received with respect to their former ownership in our predecessor company if its assets were sold at fair market value compared to the value of our stock price. The amount of the potential bonus payment was capped at $1.2 million. In accordance with ASC 718-30, the obligation should be remeasured quarterly at fair value. We determined fair value using observable current market information as of the reporting date. The most significant input to determine fair value was determined to be our common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and our common stock price at November 15, 2013 for one terminated employee and December 31, 2013 for an active employee, we accrued $0.8 million as a liability. In the first quarter of 2014, we paid $0.6 million in deferred compensation to one terminated employee pursuant to this agreement.

Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales, for the fiscal years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(dollars in thousands)
Statement of Continuing Operations Data:
Net sales	$31,860	$95,345	$232,431
Cost of sales	34,085	97,193	160,446

Gross (loss) profit	(2,225)	(1,848)	71,985
Selling, general and administrative expenses	18,322	21,345	27,832
Research and development expense	2,670	4,371	2,562
Provision for bad debt expense	1,824	486	379
Goodwill impairment	—	82,524	63,948
Intangible asset impairment	—	135,480	—
Asset impairment	194	37,431	1,861

Operating loss	(25,235)	(283,485)	(24,597)
Interest (expense) income, net	(30)	(196)	237
Amortization of deferred financing costs	(189)	(1,079)	(4,552)
Other income	—	7,202	—
Gain on disposal of fixed assets	185	—	—
Foreign currency transaction (loss) gain	(366)	(281)	157

Loss from continuing operations before income tax (benefit) expense	(25,635)	(277,839)	(28,755)
Income tax (benefit) expense from continuing operations	(7,349)	(66,264)	10,673

Net loss from continuing operations	$(18,286)	$(211,575)	$(39,428)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statement of Continuing Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	107.0%	101.9%	69.0%

Gross (loss) profit	(7.0)%	(1.9)%	31.0%
Selling, general and administrative expenses	57.5%	22.4%	12.0%
Research and development expense	8.4%	4.6%	1.1%
Provision for bad debt expense	5.7%	0.5%	0.2%
Goodwill impairment	—%	86.6%	27.5%
Intangible asset impairment	—%	142.1%	—%
Asset impairment	0.6%	39.3%	0.8%

Operating loss	(79.2)%	(297.3)%	(10.6)%
Interest (expense) income, net	(0.1)%	(0.2)%	0.1%
Amortization of deferred financing costs	(0.6)%	(1.1)%	(2.0)%
Other income	—%	7.6%	—%
Gain on disposal of fixed assets	0.6%	—%	—%
Foreign currency transaction (loss) gain	(1.1)%	(0.3)%	0.1%

Loss from continuing operations before income tax (benefit) expense	(80.5)%	(291.4)%	(12.4)%
Income tax (benefit) expense from continuing operations	(23.1)%	(69.5)%	4.6%

Net loss from continuing operations	(57.4)%	(221.9)%	(17.0)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2013 and 2012.

Net Sales

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net sales	$31,860	100.0%	$95,345	100.0%	$(63,485)	(66.6)%

        The decrease in net sales for the year ended December 31, 2013 compared to the corresponding period in 2012 was mainly due to a 58% decrease in sales volume and an approximate 20% decrease in our ASP.

        Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their history in the field, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that among other benefits provide a high value proposition to our customers in a period of tight capacity. During recent years, the excess capacity that existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, low-cost competition from China and increased entrants in the encapsulant market have intensified competition. Based on these factors, we experienced an ASP decline of approximately 20% from the prior year.

        During the past few years, our net sales have decreased significantly. In addition to the ASP pressure discussed above, our unit volumes have declined due to lost market share. Our market share loss was the result of the loss of First Solar as a customer, financial distress of certain of our key customers, many of our customers losing market share to certain Chinese module manufacturers who are currently not our customers and continuing intensified competition in the encapsulant market, including pressure on pricing and terms and competitive technologies entering the marketplace.

        In order to increase our market share and sales volume in the future, we are actively introducing our next-generation encapsulant formulation with a focus on growing our market share with Chinese module manufacturers. We believe our next-generation encapsulant formulation possesses enhanced PID properties and has been specifically engineered for the manufacturing processes typically used in China. In 2013, we passed many internal customer qualification tests including the successful completion of damp heat testing with several prospective Chinese customers. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer.

        In the second quarter of 2013, we shipped initial commercial shipments of our next-generation encapsulant product to three new Chinese customers to begin production scale-up but did not recognize sales based upon title transfer terms. Module manufacturers perform production scale-up testing to ensure new products demonstrate performance in mass production as achieved in product testing. In August, we were notified by certain of these customers that a small percentage of our product was not performing properly in its manufacturing process. Based upon this feedback, we actively worked to improve the manufacturing process window of our formula with the customer's lamination cycle. As such, we were delayed in being able to generate net sales from these customers as previously anticipated. In the fourth quarter of 2013, certain customers provided positive feedback on the modifications made to our next-generation EVA encapsulants and we started to receive repeat orders. If we incur similar delays with other potential customers, our net sales, results of operations and financial position will be negatively affected. In 2013, we recognized approximately $1.5 million of net sales of our next-generation EVA encapsulant. We expect to increase our net sales to these Chinese customers in 2014 and expect to receive orders from other prospective customers.

        We also continue to develop our infrastructure in China with the intent of better penetrating module manufacturers located there. In the last few years, we formed a wholly foreign-owned enterprise in China, received a business license, purchased land near Shanghai and have expanded our local sales and technical service teams in the Asia-Pacific region. We are also constructing a technical service laboratory in China to improve our customer service and provide support in launching new products.

        In the second quarter of 2013, we executed an agreement to lease manufacturing space that can accommodate 2.4 GW of production capacity. We are renovating the facility and expect to have 1.2 GW of production equipment operating by the end of the second quarter of 2014.

        In addition, we entered into the Agreement with FeiYu to purchase certain solar encapsulant products manufactured by FeiYu to our specifications. We will supply the Manufacturer with all of the proprietary information and assistance necessary to manufacture the products.

Cost of Sales

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Cost of sales	$34,085	107.0%	$97,193	101.9%	$(63,108)	(64.9)%

        The decrease in our cost of sales for the year ended December 31, 2013 compared to the corresponding period in 2012 reflects an approximate 58% decrease in sales volume. Raw material costs decreased by $35.4 million due to lower production volume and utilization of lower priced raw materials. Direct labor costs decreased by $4.4 million due to lower volume and the positive effect of prior cost-reduction measures, that more than offset $0.8 million of increased severance costs. Overhead costs decreased by $23.4 million mostly due to a reduction of $8.4 million of non-cash intangible asset amortization and $8.4 million of lower depreciation expense due to the long-lived asset impairment recorded at December 31, 2012. In addition, we benefited from the savings associated with prior cost-reduction actions including the indirect headcount reduction actions made during 2013 and 2012, including ceasing production at our East Windsor, Connecticut facility.

Gross Loss

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Gross loss	$(2,225)	(7.0)%	$(1,848)	(1.9)%	$(377)	(20.4)%

        Gross loss as a percentage of net sales increased for year ended December 31, 2013 mainly as a result of lower ASP, $0.8 million of higher restructuring charges and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption. Production decreased by 58% during the year ended December 31, 2013 compared to the corresponding period 2012 period. These negative impacts more than offset the benefit from previous cost-reduction actions, $8.4 million of lower depreciation expense and $8.4 million of lower non-cash intangible asset amortization as discussed above.

Selling, General and Administrative Expenses ("SG&A")

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
SG&A	$18,322	57.5%	$21,345	22.4%	$(3,023)	(14.2)%

        SG&A decreased $3.0 million for the year ended December 31, 2013 compared to the corresponding period in 2012. The decrease was primarily driven by a $2.4 million decrease in labor and benefits due to headcount reductions taken during 2013 and 2012. Non-cash stock-based compensation decreased $1.6 million due to the vesting of equity awards granted at the time of our initial public offering. In addition, we had lower depreciation expense of $0.6 million and a $0.9 million decrease due to cost-reductions obtained in travel and other SG&A items that partially offset $2.4 million of increased restructuring charges. Included in the $18.3 million is $1.4 million of professional fees associated with advisors engaged to assess strategic alternatives for us.

Research and Development Expense ("R&D")

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
R&D	$2,670	8.4%	$4,371	4.6%	$(1,701)	(38.9)%

        Research and development expenses decreased $1.7 million compared to the corresponding period in 2012. These decreases were driven by cost-reduction measures and lower development costs associated with the launch of our next generation encapsulant as it reached the initial commercialization stage in late 2012. During the third quarter of 2013, we significantly reduced our research and development headcount to scale down general development efforts and focus our efforts to optimize our next-generation EVA encapsulant formulation. In addition, we eliminated the position of Chief Technology Officer effective November 15, 2013. Our President and Chief Executive Officer is directly overseeing the research and development function.

Provision for Bad Debt Expense

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Bad debt expense	$1,824	5.7%	$486	0.5%	$1,338	275.3%

        Our provision for bad debt expense recorded for 2013 primarily related to two of our customers declaring bankruptcy. In 2012, the bad debt expense was driven by increased aged receivable balances, primarily in Asia, and one of our European customers declaring bankruptcy.

Goodwill Impairment

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Goodwill impairment	$—	—%	$82,524	86.6%	$(82,524)	(100)%

        Goodwill was fully impaired at the end of the first quarter of 2012 after we determined that our implied fair value of goodwill was lower than its carrying value. The goodwill impairment resulted from a reduction in sales and a decline in the market capitalization of our common stock.

Intangible Asset Impairment

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Intangible asset impairment	$—	—%	$135,480	142.1%	$(135,480)	(100)%

        Our intangible assets were fully impaired at the end of the fourth quarter of 2012. The impairment was driven by continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook, which included the loss of First Solar as a customer.

Asset Impairment

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Asset impairment	$194	0.6%	$37,431	39.3%	$(37,237)	(99.5)%

        In 2013, we recorded $0.2 million of impairment to our property, plant and equipment. The impairment was driven by our decision to cease the construction of our China manufacturing plant and to lease an existing building to conduct our manufacturing operations. As such, we wrote-off costs incurred to date relating to the construction of our own facility. In 2012, we tested our long-lived assets for impairment due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook which included the loss of the First Solar, which resulted in a non-cash asset impairment of $37.4 million to certain fixed assets.

Interest (Expense), Income, net

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Interest (expense), income, net	$(30)	(0.1)%	$(196)	(0.2)%	$(166)	(84.7)%

        The decrease in interest (expense) income, net was primarily the result of the decrease in the commitment fee expense for our prior amended Credit Agreement partially offset by lower interest income earned on our cash balances. In late 2012, we allocated more of our idle cash balances to regular checking accounts as we received greater benefit from reduced bank fees than interest being earned.

Amortization of Deferred Financing Costs

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Amortization of deferred financing costs	$189	0.6%	$1,079	1.1%	$(890)	(82.5)%

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

Other Income

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Other income	$—	—%	$7,202	7.6%	$(7,202)	(100.0)%

        We received $7.2 million in connection with the settlement of the trade secret lawsuit during the first quarter of 2012.

Gain on Disposal of Fixed Assets

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Gain on disposal of fixed assets	$185	0.6%	$—	—%	$185	100.0%

        In conjunction with exiting the lease at our former Corporate headquarters located at King Street, Enfield, Connecticut, we received $0.2 million in connection with the sale of previously written off idle fixed assets.

Foreign Currency Transaction Loss

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Foreign currency transaction loss	$(366)	(1.1)%	$(281)	(0.3)%	$85	30.2%

        The foreign currency transaction loss impact was $0.4 million for the year ended December 31, 2013 compared to a loss of $0.3 million in the corresponding 2012 period. The change was primarily the result of volatility in the Euro exchange rate which increased by 4% for the year ended December 31, 2013 compared to the corresponding 2012 period.

Income Tax Benefit from Continuing Operations

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Income tax benefit from continuing operations	$(7,349)	(23.1)%	$(66,264)	(69.5)%	$(58,915)	(88.9)%

        Our effective income tax rate from continuing operations for the year ended December 31, 2013 was 28.7% compared to the U.S. federal statutory tax rate of 35.0%. Our effective tax rate from continuing operations was 23.9% for the year ended December 31, 2012.

        In 2012, our operations generated a pre-tax loss in the United States as the solar industry continued to shift and expand in Asia. As such, we received an income tax benefit that reduced our expected loss at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. Similar to 2011, our effective tax rate from continuing operations for the year ended December 31, 2012 of 23.9% reflected a reduction in the income tax benefit due to goodwill impairment charges that were not deductible for U.S. income tax purposes. The December 31, 2012 effective tax rate from continuing operations was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax holiday as well as other foreign losses for which no tax benefit has been recorded. Settlement of income tax audits resulted in a $0.9 million benefit and a $0.5 million benefit received upon filing our 2011 tax returns.

        In 2013, similar to 2012, our operations generated a pre-tax loss in the United States as the solar industry continues to shift and expand in Asia. As such, we received an income tax benefit that will reduce our expected loss at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. The December 31, 2013 effective tax rate from continuing operations was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax holiday as well as other foreign losses for which no tax benefit has been recorded.

        A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective tax rate to change significantly.

Net Loss from Continuing Operations

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net loss from continuing operations	$(18,286)	(57.4)%	$(211,575)	(221.9)%	$(193,289)	(91.4)%

        Net loss from continuing operations for the year ended December 31, 2013 decreased compared to the corresponding 2012 period driven by the 2012 goodwill impairment of $82.5 million, the intangible asset impairment of $135.5 million and the property, plant and equipment impairment of $37.4 million, all of which did not recur. These decreases combined with lower SG&A and R&D expenses more than offset lower net sales, lower gross profit and higher bad debt expense for the year ended December 31, 2013 as well as the receipt of $7.2 million in 2012 for the trade secret settlement that did not recur.

Cost-Reduction Actions

        On January 22, 2013, the Board of Directors approved a cost-reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified that our largest customer selected an alternative supplier. In addition, we executed further headcount reductions during the third and fourth quarters of 2013 to better align our cost structure with current sales. In addition, on October 15, 2013, we eliminated the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance, effective November 15, 2013. In total, we executed headcount reductions of approximately 180 employees on a global basis for the year ended December 31, 2013.

        In conjunction with these headcount reductions, we recognized severance and related benefits of $1.7 million in cost of sales and $2.6 million in selling, general and administrative expense. The restructuring accrual as of December 31, 2013 consists of $1.6 million for severance and benefits and $0.3 million of other exit costs for the year ended December 31, 2013.

        A rollforward of the restructuring accrual activity was as follows:

December 31, 2013
Balance at December 31, 2012	$0.2
Additions	4.3
Cash utilization	(2.6)

Balance at December 31, 2013	$1.9

Net Earnings from Discontinued Operations

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net earnings from discontinued operations	$—	—%	$4,228	4.4%	$(4,228)	(100.0)%

        Net earnings from discontinued operations was $4.2 million for the year ended December 31, 2012, which was due to the finalization of the taxable gain associated with the sale of the QA business resulting in lower than previously estimated income tax expense. Refer to Note—3 Discontinued Operations in the Notes to the Consolidated Financial Statements for further information.

Net Loss

	Years Ended December 31,
	2013		2012
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net loss	$(18,286)	(57.4)%	$(207,347)	(217.5)%	$(189,061)	(91.2)%

        Net loss from continuing operations for the year ended December 31, 2013 decreased compared to the corresponding 2012 period driven by the 2012 goodwill impairment of $82.5 million, the intangible asset impairment of $135.5 million and the property, plant and equipment impairment of $37.4 million, all of which did not recur. These decreases combined with lower SG&A and R&D expenses more than offset lower net sales, lower gross profit and higher bad debt expense for the year ended December 31, 2013 as well as the receipt of $7.2 million in 2012 for the trade secret settlement that did not recur.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2012 and 2011.

Net Sales

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net sales	$95,345	100.0%	$232,431	100.0%	$(137,086)	(59.0)%

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

Cost of Sales

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Cost of sales	$97,193	101.9%	$160,446	69.0%	$(63,253)	(39.4)%

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

        Non-cash intangible asset amortization expense of $8.4 million was included in cost of sales for each of the years ended December 31, 2012 and 2011.

Gross (Loss) Profit

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Gross (loss) profit	$(1,848)	(1.9)%	$71,985	31.0%	$(73,833)	(102.6)%

        Gross (loss) profit as a percentage of net sales declined for year ended December 31, 2012 mainly as a result of decreased net sales due to lower ASP, the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption and costs associated with the expansion of our Malaysia facility in the second half of 2011. In addition, accelerated depreciation increased by $2.3 million due to the shortened useful lives of certain production equipment based on expected lower capacity utilization. Severance costs associated with the recent cost-reduction efforts increased by $1.0 million in 2012.

        Non-cash intangible asset amortization expense of $8.4 million reduced gross profit for each of the years ended December 31, 2012 and 2011.

SG&A

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
SG&A	$21,345	22.4%	$27,832	12.0%	$(6,487)	(23.3)%

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

R&D

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
R&D	$4,371	4.6%	$2,562	1.1%	$1,809	70.6%

        Research and development expenses increased $1.8 million. The increase was driven by the opening of our 20,000 square foot state-of-the-art laboratory in 2012, the addition of scientific equipment and scientific and engineering talent and increased product development costs associated with the launch of our next generation encapsulant.

Provision for Bad Debt Expense

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Bad debt expense	$486	0.5%	$379	0.2%	$107	28.2%

        Our provision for bad debt expense increased due to continued lower profitability throughout the solar supply chain and many industry participants experiencing financial difficulty.

Goodwill Impairment

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Goodwill impairment	$82,524	86.6%	$63,948	27.5%	$18,576	29.0%

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

Intangible Asset Impairment

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Intangible asset impairment	$135,480	142.1%	$—	—%	$135,480	100%

        Our intangible assets were fully impaired at the end of the fourth quarter of 2012. The impairment was driven by continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook, which included the loss of First Solar as a customer.

Asset Impairment

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Asset impairment	$37,431	39.3%	$1,861	0.8%	$35,570	1,911.3%

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

        Due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook which included the loss of the our largest customer, we tested our long-lived assets again for impairment as of December 31, 2012 which resulted in a non-cash asset impairment of $37.4 million to certain fixed assets.

Interest (Expense) Income, net

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Interest (expense) income, net	$(196)	(0.2)%	$237	0.1%	$(433)	(182.7)%

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

Amortization of Deferred Financing Costs

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Amortization of deferred financing costs	$1,079	1.1%	$4,552	2.0%	$(3,473)	76.3%

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

Other Income

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Other income	$7,202	7.6%	$—	—%	$7,202	100.0%

        We received $7.2 million in connection with the settlement of the trade secret lawsuit during the first quarter of 2012. Refer to Item 3—Legal Proceedings.

Foreign Currency Transaction (Loss) Gain

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Foreign currency transaction (loss) gain	$(281)	(0.3)%	$157	0.1%	$(438)	(279.0)%

        The Foreign currency transaction impact was a $(0.3) million loss for the year ended December 31, 2012 compared to a gain of $0.2 million in the corresponding 2011 period. The change was primarily the result of volatility in the Euro exchange rate which decreased by 8% for the year ended December 31, 2012 compared to the corresponding 2011 period.

Income Tax (Benefit) Expense from Continuing Operations

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Income tax (benefit) expense from continuing operations	$(66,264)	(69.5)%	$10,673	4.6%	$(76,937)	(720.9)%

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

        In 2012, our operations generated a pre-tax loss in the U.S. as the solar industry continued to shift and expand in Asia. As such, we received an income tax benefit that will reduce our expected loss at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. Similar to 2011, our effective tax rate from continuing operations for the year ended December 31, 2012 of 23.9% reflects a reduction in the income tax benefit due to goodwill impairment charges that were not deductible for U.S. income tax purposes. The December 31, 2012 effective tax rate from continuing operations was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax Holiday as well as other foreign losses for which no tax benefit has been recorded. Settlement of income tax audits resulted in a $0.9 million benefit and a $0.5 million benefit received upon filing our 2011 tax returns.

Net Loss from Continuing Operations

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net loss from continuing operations	$(211,575)	(221.9)%	$(39,428)	(17.0)%	$(172,147)	(436.6)%

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

        A rollforward of accrued severance activity was as follows:

December 31, 2012
Balance at December 31, 2011	$—
Additions	1.4
Cash utilization	(1.2)

Balance at December 31, 2012	$0.2

Net Earnings from Discontinued Operations

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net earnings from discontinued operations	$4,228	4.4%	$38,124	16.4%	$(33,896)	(88.9)%

        Net earnings from discontinued operations decreased mainly due to the absence of the one-time gain on the sale of QA that occurred in 2011. During the third quarter of 2012, the taxable gain associated with the sale of our QA business was finalized in conjunction with filing our 2011 income tax returns. As part of this process, we identified and recorded an income tax benefit to discontinued operations of $4.2 million. We determined that $1.6 million of this benefit was an error that should have been recorded in 2011. We determined that the error was not quantitatively or qualitatively material to the annual or interim periods in 2012 and 2011.

Net Loss

	Years Ended December 31,
	2012		2011
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net loss	$(207,347)	(217.5)%	$(1,304)	0.6%	$(206,043)	(15,800.8)%

        Net loss increased mainly due to the recording of the goodwill, intangible asset and property, plant and equipment non-cash impairment charges, lower net sales and the absence of the one-time gain on the sale of QA that occurred in 2011.

Non-GAAP Earnings Per Share

        To supplement our consolidated financial statements, we use a non-GAAP financial measure called non-GAAP EPS from continuing operations ("non-GAAP EPS"). Non-GAAP EPS is defined for the periods presented in the following table. For the periods prior to 2011, the diluted weighted-average common shares outstanding were determined on a GAAP basis and the resulting share count was used for computing both GAAP and non-GAAP diluted EPS. Since we recorded a loss from continuing operations in 2013 and 2012 on a GAAP basis, the weighted-average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti-dilutive for determining GAAP EPS. However, we have included these shares in our 2011 non-GAAP EPS calculation as such shares are dilutive. Refer to the weighted-average shares outstanding reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

        Management believes that non-GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non-GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance. In addition, non-GAAP EPS was the only metric used to determine annual bonus compensation for our President and Chief Executive Officer, our Vice President and Chief Financial Officer and Chief Accounting Officer and certain other senior executives.

        Although we use non-GAAP EPS as a measure to assess the operating performance of our business, non-GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non-GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of the substantial amortization expense associated with our intangible assets and deferred financing costs, goodwill, intangible and other asset impairments and stock-based compensation expense further limits the usefulness of this measure. Non-GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, management does not view non-GAAP EPS in isolation and uses other measures, such as Adjusted EBITDA, net loss from continuing operations, net sales, gross margin and operating loss, to measure operating performance.

        During 2013, we did not include any new items to arrive at non-GAAP EPS.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(unaudited)	(unaudited)	(unaudited)
Net loss from continuing operations	$(18,286)	$(211,575)	$(39,428)
Adjustments to net loss from continuing operations:
Amortization of intangibles	—	8,432	8,432
Amortization of deferred financing costs	189	1,079	4,552
Stock-based compensation expense	1,902	3,494	4,436
Restructuring costs	4,331	1,069	308
Accelerated depreciation	—	2,819	512
Goodwill impairment	—	82,524	63,948
Intangible asset impairment	—	135,480	—
Asset impairment	194	37,431	1,861
Interest expense from 2007 Credit Agreements	—	—	(6,699)
Tax effect of adjustments	(2,154)	(62,649)	(4,279)

Non-GAAP net (loss) earnings from continuing operations	$(13,824)	$(1,896)	$33,643

Basic shares outstanding GAAP	41,619,868	41,314,608	40,886,022
Diluted shares outstanding GAAP	41,619,868	41,314,608	40,886,022
Stock options	—	—	543,088
Restricted common stock	—	—	397,641

Diluted shares outstanding non-GAAP	41,619,868	41,314,608	41,826,751

Diluted net loss per share from continuing operations	$(0.44)	$(5.12)	$(0.96)

Diluted non-GAAP net (loss) earnings per share from continuing operations	$(0.33)	$(0.05)	$0.80

Adjusted EBITDA

        We define Adjusted EBITDA as net loss from continuing operations before interest income and expense, income tax (benefit) expense, depreciation expense, amortization of deferred financing costs, intangible asset amortization, restructuring, stock-based compensation expense, intangible asset impairment, goodwill impairment, other asset impairment and certain non-recurring income and expenses from the results of continuing operations.

        We present Adjusted EBITDA because it is one of the main metrics used by our management and our Board of Directors to plan and measure our Segment's operating performance. Our management believes that Adjusted EBITDA is useful to investors because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. The DLJ Acquisition in 2007 had a significant impact on our capital structure and resulted in accounting charges that make period to period comparisons of our core operations difficult and resulted in expenses that may not be indicative of our future operating performance. For example, as a result of the DLJ Acquisition, we incurred significant non-cash amortization charges. Adjusted EBITDA removes the impact of changes to our capital structure and asset base (primarily amortization expense resulting from the DLJ Acquisition). By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. In addition, measures similar to Adjusted EBITDA are one of the metrics utilized to measure performance based bonuses paid to certain of our managers and were used to determine compliance with financial covenants under our prior Credit Agreement.

        Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with generally accepted accounting principles, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense, which was a necessary element of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate net sales. In addition, the omission of the substantial amortization expense, impairment associated with our goodwill, intangible assets and property, plant and equipment and restructuring charges, further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation and also uses other measures, such as net loss, net sales, gross margin and operating loss, to measure operating performance.

        We report our business in one aggregated segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 16—Reportable Segment and Geographical Information located in the Notes to the Consolidated Financial Statements for a definition of Adjusted EBITDA, a reconciliation to net loss from continuing operations and further information. Net sales for our segment and non-GAAP EPS from continuing operations ("non-GAAP EPS") are described in further detail above. The discussion that follows is a summary analysis of the primary changes in Adjusted EBITDA for the year ended December 31, 2013 compared to the year ended December 31, 2012.

	Years Ended December 31,
	2013	2012	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$(17,150)	$3,123	$(20,273)	(649.2)%

Adjusted EBITDA as % of segment net sales	53.8%	3.3%

        Adjusted EBITDA as a percentage of net sales decreased for the year ended December 31, 2013 compared to 2012 due to lower ASP, reduced operating leverage associated with the sales volume decrease, and the receipt of $7.2 million for the trade secret settlement in 2012 that did not recur.

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

Quarterly Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations, other data and Adjusted EBITDA on a quarterly basis for the year ended December 31, 2013 and the year ended December 31, 2012.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$11,215	$7,755	$6,219	$6,671
Cost of sales	11,916	7,396	7,040	7,733

Gross (loss) profit	(701)	359	(821)	(1,062)
Selling, general and administrative expenses	4,137	4,305	4,570	5,310
Research and development	904	709	703	354
Provision for (reversal of) bad debt expense	340	1,898	(138)	(276)
Asset impairment	—	—	—	194

Operating loss	(6,082)	(6,553)	(5,956)	(6,644)
Interest income (expense) net	1	(7)	—	(24)
Amortization of deferred financing costs	(17)	(17)	(155)	—
(Loss) gain on disposal of fixed assets	—	(40)	140	85
Foreign currency transaction gain (loss)	44	(108)	(231)	(71)

Loss from continuing operations before income tax benefit	(6,054)	(6,725)	(6,202)	(6,654)
Income tax benefit from continuing operations	(1,844)	(2,234)	(268)	(3,003)

Net loss from continuing operations	$(4,210)	$(4,491)	$(5,934)	$(3,651)

Other Data:
Depreciation expense	$492	$524	$487	$521
Stock-based compensation	$354	$760	$563	$225
Adjusted EBITDA:
Adjusted EBITDA	$(3,619)	$(5,286)	$(4,646)	$(3,599)
Depreciation expense	(492)	(524)	(487)	(521)
Amortization of deferred financing costs	(17)	(17)	(155)	—
Interest income (expense) net	1	(7)	—	(24)
Income tax benefit	1,844	2,234	268	3,003
Asset impairment	—	—	—	(194)
Restructuring	(1,573)	(91)	(491)	(2,176)
Stock-based compensation	(354)	(760)	(563)	(225)
(Loss) gain on disposal of property, plant and equipment	—	(40)	140	85

Net loss from continuing operations	$(4,210)	$(4,491)	$(5,934)	$(3,651)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$31,083	$25,119	$23,092	$16,051
Cost of sales	29,083	23,534	22,510	22,066

Gross profit (loss)	2,000	1,585	582	(6,015)
Selling, general and administrative expenses	6,668	5,595	4,780	4,302
Research and development	1,078	1,113	1,064	1,116
Provision for (reversal of) bad debt expense	1,606	(1,156)	47	(11)
Goodwill impairment	82,524	—	—	—
Intangible asset impairment	—	—	—	135,480
Asset impairment	—	—	—	37,431

Operating loss	(89,876)	(3,967)	(5,309)	(184,333)
Interest (expense) income, net	(61)	(50)	(85)	—
Amortization of deferred financing costs	(82)	(81)	(899)	(17)
Other income	7,201	—	—	1
Foreign currency transaction (loss) gain	(288)	202	(86)	(109)

Loss from continuing operations before income tax benefit	(83,106)	(3,896)	(6,379)	(184,458)
Income tax benefit from continuing operations	(975)	(1,475)	(2,800)	(61,014)

Net loss from continuing operations	$(82,131)	$(2,421)	$(3,579)	$(123,444)

Other Data:
Amortization of intangibles	$2,108	$2,108	$2,107	$2,109
Depreciation expense	$1,838	$2,277	$2,042	$5,098
Stock-based compensation	$1,474	$1,504	$704	$(188)
Adjusted EBITDA:
Adjusted EBITDA	$4,981	$2,124	$(540)	$(3,442)
Depreciation and amortization	(3,946)	(4,385)	(4,149)	(7,207)
Amortization of deferred financing costs	(82)	(81)	(899)	(17)
Interest (expense) income, net	(61)	(50)	(85)	—
Income tax benefit	975	1,475	2,800	61,014
Goodwill impairment	(82,524)	—	—	—
Intangible asset impairment	—	—	—	(135,480)
Asset impairment	—	—	—	(37,431)
Restructuring	—	—	—	(1,069)
Stock-based compensation	(1,474)	(1,504)	(704)	188
Loss on disposal of property, plant and equipment	—	—	(2)	—

Net loss from continuing operations	$(82,131)	$(2,421)	$(3,579)	$(123,444)

Financial Condition, Liquidity and Capital Resources

        We have funded our operations primarily through cash provided by operations. As of December 31, 2013, our principal source of liquidity was $58.2 million of cash. Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital expenditures, execution of the Offer and working capital. The use of cash for the Offer is not reflected as of December 31, 2013. We believe that our available cash will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months.

        Payment terms are currently longer in China than in many other locations. In order to mitigate this risk, we are attempting to obtain guarantees from financial institutions with respect to the accounts receivables from certain of our customers. If we are unable to collect our accounts receivable or obtain financial guarantees, or fail to receive payment of accounts receivable in a timely fashion, our financial condition and results of operations will be negatively affected.

        Our cash and cash equivalents balance is located in the following geographies:

Year Ended December 31, 2013
United States	$51.7
Spain	4.2
Malaysia	1.1
China	0.9
Hong Kong	0.3

Cash and cash equivalents	$58.2

        As disclosed in Note 13 to the Consolidated Financial Statements, we no longer permanently reinvest our Malaysia subsidiary's earnings. Based upon the Malaysia subsidiary's liabilities, the undistributed earnings of our Malaysia subsidiary will be repatriated in a tax free manner. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings. However, we plan to utilize our cash located in Hong Kong and China to fund a portion of our capital investment in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

        Net cash used in operating activities was $22.8 million for the year ended December 31, 2013 compared to cash generated of $33.9 million for the year ended December 31, 2012. Net loss plus non-cash adjustments ("cash earnings") decreased by approximately $22.6 million for the year ended December 31, 2013 compared to the same period in 2012. The reduction was driven by the $7.2 million trade secret settlement received in 2012 that did not recur in 2013, reduced net sales and lower gross profit compared to the prior year. In addition, we incurred approximately $2.6 million of restructuring payments during 2013 and received less working capital benefit, primarily from a decrease in the amount of inventory reduction.

        Net cash provided by operating activities was $33.9 million for the year ended December 31, 2012 compared to $46.8 million for the year ended December 31, 2011. Cash earnings decreased by approximately $39.2 million for the year ended December 31, 2012 compared to the same period in 2011. These reductions were driven by reduced net sales and lower gross profit in 2012 compared to the prior year. These were offset by $7.2 million received in connection with the settlement of the JPS lawsuit that occurred in the first quarter of 2012, lower income tax payments and improved working capital, including lower accounts receivable and raw material inventory.

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

Cash Flow from Operating Activities from Discontinued Operations

        Net cash provided by operating activities from discontinued operations was $0.8 million for the year ended December 31, 2013 primarily due to cash received for our prior state tax receivable relating to the final gain on the sale of the QA business.

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

Cash Flow from Investing Activities from Continuing Operations

        Net cash used in investing activities was $2.1 million for the year ended December 31, 2013. The 2013 capital expenditures mainly related to building out our leased facility in China and enhancements to our production equipment to further our conversion to paperless products.

        We anticipate 2014 consolidated capital expenditures to be approximately $2.5 million, and we expect to fund these from our anticipated operating cash flow and existing cash balance.

        Net cash used in investing activities was $10.7 million for the year ended December 31, 2012. The 2012 capital expenditures mainly related to our 20,000 square-foot state-of-the-art research and development laboratory, purchase of land near Shanghai and the completion of the retrofit of our East Windsor building.

        Net cash used for investing activities was $21.5 million for the year ended December 31, 2011 and was related to capital expenditures. Our capital expenditures for this period were mainly for expansion of our Malaysia plant and investments associated with our East Windsor, Connecticut facility.

        We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital expenditures. Free cash flow was $(25.0) million, $23.2 million and $25.3 million in the years ended December 31, 2013, 2012 and 2011, respectively. We believe that free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

	Year Ended December 31, 2013 (unaudited)	Year Ended December 31, 2012 (unaudited)	Year Ended December 31, 2011 (unaudited)
Cash (used in) provided by operating activities from continuing operations	$(22.8)	$33.9	$46.8
Less: capital expenditures	(2.2)	(10.7)	(21.5)

Free cash flow	$(25.0)	$23.2	$25.3

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

Cash Flow from Financing Activities from Continuing Operations

        Net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2013 resulting from proceeds received from common stock issued under our employee stock purchase plan.

        Net cash used in financing activities was less than $0.1 million for the year ended December 31, 2012 due to proceeds received from common stock issued under the employee stock purchase plan partially offset by transaction costs related to the amendment of our revolving credit facility.

        Net cash used in financing activities was $0.8 million for the year ended December 31, 2011 primarily for the costs associated with securing the prior Credit Agreement offset by proceeds received from the exercise of stock options and related tax benefits received from the disqualifying dispositions of certain of those option exercises.

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

Credit Facilities

2007 Credit Agreements

        In connection with the DLJ Acquisition, we entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which we refer to collectively as the "2007 Credit Agreements," in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185.0 million term loan facility, which was to mature on June 15, 2014, and a $20.0 million revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75.0 million term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15.0 million for letters of credit.

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

2011 Credit Agreement

        On October 7, 2011 we entered into a multicurrency credit agreement (the "Credit Agreement") with certain of our domestic subsidiaries, as guarantors (the "Guarantors"), the lenders from time to time party thereto ("the Lenders") and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer ("the Administrative Agent"). The Credit Agreement originally provided for a revolving senior credit facility of up to $150.0 million which was to mature on October 7, 2015. The Credit Agreement originally included a $50.0 million sublimit for multicurrency borrowings, a $25.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also contained an expansion option permitting us to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50.0 million from any of the lenders or other eligible lenders as may have been invited to join the Credit Agreement, that elected to make such increase available, upon the satisfaction of certain conditions.

        The obligations under the Credit Agreement were unconditional and were guaranteed by substantially all of our existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees were secured on a first-priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

        Borrowings under the Credit Agreement may have been used to finance working capital, capital expenditures and other lawful corporate purposes, including the financing of certain permitted acquisitions, payment of dividends and/or stock repurchases, subject to certain restrictions.

        Each Eurocurrency rate loan bore interest at the Eurocurrency rate (as was defined in the Credit Agreement) plus an applicable rate that ranged from 200 basis points to 250 basis points based on our Consolidated Leverage Ratio (as was defined in the Credit Agreement) plus, when funds were lent by certain overseas lending offices, an additional cost.

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

        We could have optionally prepaid the loans or irrevocably reduced or terminated the unutilized portion of the commitments under the Credit Agreement, in whole or in part, without premium or penalty (other than if Eurocurrency loans were prepaid prior to the end of the applicable interest period) at any time by the delivery of a notice to that effect as provided under the Credit Agreement.

2012 Amendment to the Credit Agreement

        On September 28, 2012 (the "Effective Date"), we, the Guarantors, the Lenders and the Administrative Agent entered into the First Amendment to Credit Agreement and Security Agreement (the "First Amendment"), amending (i) the Credit Agreement and (ii) the Security Agreement and dated as of October 7, 2011, among us, the Guarantors and the Administrative Agent.

        The First Amendment reduced the amount available under the revolving senior credit facility from $150.0 million to $25.0 million. During the cash collateral period, we may have borrowed under the revolving senior credit facility. However, we must have maintained cash collateral deposited by us and/or our subsidiaries in an account controlled by the Administrative Agent in an amount equal to any outstanding borrowing under the Credit Agreement, as amended. In addition, we were not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the cash collateral period.

Termination of Credit Agreement

        On September 16, 2013, we terminated our Credit Agreement. We had no outstanding indebtedness pursuant to the amended Credit Agreement. We cancelled the Credit Agreement since we were not able to draw on it without posting cash collateral and we have liquidity with our existing cash balance to run our operations. As a part of the termination, we wrote-off approximately $0.1 million of the remaining unamortized deferred financing costs associated with the Credit Agreement.

Contractual Obligations and Other Commitments

        As of December 31, 2013, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	2014	2015	2016	Thereafter
	(dollars in thousands)
Operating lease obligations	$743	$171	$168	$167	$237
Restructuring	$1,934	$1,934	$—	$—	$—
Other contractual obligations(a)	$830	$630	$200	—	—

Total	$3,507	$2,735	$368	$167	$237

(a)
Other contractual obligations consist of a deferred compensation arrangement with certain members of management in the amount of $0.8 million. This amount may increase to $1.2 million and may be paid out earlier if a change of control or termination of employment occurs for any reason. Other contractual obligations exclude our ASC 740 liabilities for unrecognized tax benefits. See Note 15 to our Consolidated Financial Statements included in footnote 15 in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        We have no off-balance sheet financing arrangements.

Effects of Inflation

        Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the year ended 2013, we were not materially affected by inflation.

Recently Issued Accounting Standards

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted ASU 2013-02 in 2013 and it did not have an impact on our financial position, results of operations or cash flows.

        In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. With the update, the FASB clarified the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in a company's financial statements. The amended standard will become effective for fiscal years and interim periods beginning after December 15, 2013. The amendments are applied prospectively to all unrecognized tax benefits that exist at the effective date of the standard and retrospective application is permitted. We have early adopted this standard and it did not have a material impact on the our consolidated financial statements as we had previously separately disclosed our tax benefits and liabilities for financial reporting purposes.

Forward-Looking Statements

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Annual Report on Form 10-K, we face risks and uncertainties that include, but are not limited to, the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our company; (3) our reliance on a single product line; (4) our securing sales to new customers, growing sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapuslants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise. (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (17) volatility in commodity costs; (18) our customers' financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the Continued Listing Criteria of the NYSE; (25) the other risks and uncertainties described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Annual Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into

U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our consolidated results of operations. For the years ended December 31, 2013, 2012 and 2011, approximately $18.3 million, or 57.5%, $38.9 million, or 40.8% and $95.3 million, or 41.0% respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our international operations in China. The costs related to our foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

        We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2013 would have caused a change in consolidated net assets of approximately $1.9 million and a change in net sales of approximately $1.9 million.

Interest Rate Risk

        As of December 31, 2013, we have no debt and no credit facility. Our prior Credit Agreement bore interest at floating rates based on the Eurocurrency or the greater of the prime rate or the federal funds rate plus an applicable borrowing margin. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

        Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. During 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011, and our cost of sales was favorably impacted by approximately $7.0 million in 2012. In 2013, we did not experience any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

        We have audited the accompanying consolidated balance sheet of STR Holdings, Inc. (the "Company") as of December 31, 2013, and the related consolidated statement of comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2013. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in Item 15 (a)(2) for the year ended December 31, 2013. STR Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STR Holdings, Inc. as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2013.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STR Holdings, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ UHY LLP

New York, NY
March 13, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

        In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of comprehensive loss, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of STR Holdings, Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 15, 2013

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,173	$81,985
Accounts receivable, trade, less allowances for doubtful accounts of $2,051 and $118 in 2013 and 2012, respectively	4,771	5,316
Inventories, net	8,557	8,585
Prepaid expenses	925	1,374
Deferred tax assets	2,081	1,823
Income tax receivable	11,812	6,939
Other current assets	561	596

Total current assets	86,880	106,618
Property, plant and equipment, net	28,398	27,750
Deferred financing costs	—	189
Deferred tax assets	13,198	11,728
Other noncurrent assets	733	879

Total assets	$129,209	$147,164

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,636	$2,893
Accrued liabilities	8,432	10,376
Other current liabilities	630	—
Income taxes payable	859	917

Total current liabilities	12,557	14,186
Other long-term liabilities	4,790	5,539

Total liabilities	17,347	19,725

COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 41,886,915 and 41,883,193 issued and outstanding, respectively as of December 31, 2013 and 41,684,960 and 41,681,238 issued and outstanding, respectively as of December 31, 2012	417	416
Treasury stock, at cost	(57)	(57)
Additional paid-in capital	235,836	233,659
Accumulated deficit	(122,421)	(104,135)
Accumulated other comprehensive loss, net of taxes	(1,913)	(2,444)

Total stockholders' equity	111,862	127,439

Total liabilities and stockholders' equity	$129,209	$147,164

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

All amounts in thousands except share and per share amounts

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net sales	$31,860	$95,345	$232,431
Cost of sales	34,085	97,193	160,446

Gross (loss) profit	(2,225)	(1,848)	71,985
Selling, general and administrative expenses	18,322	21,345	27,832
Research and development expense	2,670	4,371	2,562
Provision for bad debt expense	1,824	486	379
Goodwill impairment (Note 6)	—	82,524	63,948
Intangible asset impairment (Note 6)	—	135,480	—
Asset impairment (Note 6)	194	37,431	1,861

Operating loss	(25,235)	(283,485)	(24,597)
Interest (expense) income, net	(30)	(196)	237
Amortization of deferred financing costs	(189)	(1,079)	(4,552)
Other income (Note 9)	—	7,202	—
Gain on disposal of fixed assets	185	—	—
Foreign currency transaction (loss) gain	(366)	(281)	157

Loss from continuing operations before income tax (benefit) expense	(25,635)	(277,839)	(28,755)
Income tax (benefit) expense from continuing operations	(7,349)	(66,264)	10,673

Net loss from continuing operations	(18,286)	(211,575)	(39,428)
Discontinued operations (Note 3):
Earnings from discontinued operations before income tax (benefit) expense	—	—	113,512
Income tax (benefit) expense from discontinued operations	—	(4,228)	75,388

Net earnings from discontinued operations	—	4,228	38,124

Net loss	$(18,286)	$(207,347)	$(1,304)

Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $244, $70 and $(846), respectively)	531	130	(1,572)

Other comprehensive income (loss)	531	130	(1,572)

Comprehensive loss	$(17,755)	$(207,217)	$(2,876)

Net (loss) earnings per share (Note 4):
Basic from continuing operations	$(0.44)	$(5.12)	$(0.96)

Basic from discontinued operations	—	0.10	0.93

Basic	$(0.44)	$(5.02)	$(0.03)

Diluted from continuing operations	$(0.44)	$(5.12)	$(0.96)

Diluted from discontinued operations	—	0.10	0.93

Diluted	$(0.44)	$(5.02)	$(0.03)

Weighted-average shares outstanding (Note 4):
Basic	41,619,868	41,314,608	40,886,022

Diluted	41,619,868	41,314,608	40,886,022

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

All amounts in thousands except share and per share amounts

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)
					Additional Paid-In Capital			Total Stockholders' Equity
	Issued	Amount	Acquired	Amount
Balance at January 1, 2011	40,730,753	$407	—	$—	$222,784	$333	$104,516	$328,040

Stock-based compensation	404,831	4	—	—	6,087	—	—	6,091
Proceeds from exercise of stock options	59,606	1	—	—	595	—	—	596
Option exercise recognized tax benefit	—	—	—	—	77	—	—	77
Net settlement of options	—	—	—	—	(31)	—	—	(31)
Purchase of treasury stock	(3,722)	—	3,722	(57)	—	—	—	(57)
Net loss	—	—	—	—	—	—	(1,304)	(1,304)
Reclass of discontinued operations loss out of accumulated other comprehensive income	—	—	—	—	—	(1,335)	—	(1,335)
Foreign currency translation	—	—	—	—	—	(1,572)	—	(1,572)

Balance at December 31, 2011	41,191,468	$412	3,722	$(57)	$229,512	$(2,574)	$103,212	$330,505

Stock-based compensation	351,169	4	—	—	$4,318	—	—	4,322
Employee stock purchase plan	10,541	—	—	—	46	—	—	46
Option exercise recognized tax shortfall	—	—	—	—	(217)	—	—	(217)
Net loss	—	—	—	—	—	—	(207,347)	(207,347)
Foreign currency translation	—	—	—	—	—	130	—	130

Balance at December 31, 2012	41,553,178	$416	3,722	$(57)	$233,659	$(2,444)	$(104,135)	$127,439

Stock-based compensation	206,446	1	—	—	$2,156	—		2,157
Employee stock purchase plan	8,902	—	—	—	21	—	—	21
Net loss	—	—	—	—	—	—	(18,286)	(18,286)
Foreign currency translation	—	—	—	—	—	531	—	531

Balance at December 31, 2013	41,768,526	$417	3,722	$(57)	$235,836	$(1,913)	$(122,421)	$111,862

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
OPERATING ACTIVITIES
Net loss	$(18,286)	$(207,347)	$(1,304)
Net earnings from discontinued operations	—	(4,228)	(38,124)

Net loss from continuing operations	(18,286)	(211,575)	(39,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,024	11,255	8,193
Goodwill impairment	—	82,524	63,948
Intangible asset impairment	—	135,480	—
Asset impairment	194	37,431	1,861
Amortization of intangibles	—	8,432	8,432
Amortization of deferred financing costs	46	235	966
Write-off of deferred debt costs on early extinguishment of debt	143	844	3,586
Stock-based compensation expense	1,902	3,494	4,436
Loss (Gain) on disposal of property, plant and equipment	(185)	2	(35)
Provision for bad debt expense	1,824	486	379
Deferred income tax benefit	(1,849)	(60,194)	(4,701)
Changes in operating assets and liabilities:
Accounts receivable	(1,252)	8,747	13,541
Income tax receivable	(5,455)	(6,951)	(2,847)
Inventories	112	20,244	2,709
Other current assets	40	4,103	4,071
Accounts payable	(321)	(1,773)	(12,410)
Accrued liabilities	(2,076)	(1,379)	(50)
Income taxes payable	(58)	2,715	(6,235)
Other, net	403	(238)	402

Net cash (used in) provided by continuing operations	(22,794)	33,882	46,818
Net cash provided by (used in) discontinued operations	834	(32)	(109,341)

Net cash (used in) provided by operating activities	(21,960)	33,850	(62,523)

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

All amounts in thousands

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
INVESTING ACTIVITIES
Capital expenditures	(2,238)	(10,677)	(21,537)
Proceeds from sale of fixed assets	186	—	43

Net cash used in continuing operations	(2,052)	(10,677)	(21,494)
Net cash provided by discontinued operations	—	—	274,354

Net cash (used in) provided by investing activities	(2,052)	(10,677)	252,860

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	—	596
Option exercise recognized tax benefit	—	—	77
Net settlement of options	—	—	(31)
Purchase of treasury stock	—	—	(57)
Common stock issued under employee stock purchase plan	19	41	—
Other issuance costs	—	(43)	(1,306)

Net cash provided by (used in) continuing operations	19	(2)	(721)
Net cash used in discontinued operations	—	—	(238,525)

Net cash provided by (used in) financing activities	19	(2)	(239,246)

Effect of exchange rate changes on cash	181	20	1,073

Net (decrease) increase in cash and cash equivalents	(23,812)	23,191	(47,836)
Cash and cash equivalents, beginning of period	81,985	58,794	106,630

Cash and cash equivalents, end of period	$58,173	$81,985	$58,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (received) paid during the period for:
Interest	—	—	$6,699

Income taxes	$(650)	$2,514	$114,482

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

        These consolidated financial statements reflect the financial statements of STR Holdings, Inc. ("Holdings") or (the "Company") and its subsidiaries on a consolidated basis. Due to the divestiture of the Quality Assurance ("QA") business as discussed below, the QA business' historical operating results and the interest expense associated with the Company's prior first lien credit agreement and the second lien credit agreement (together, the "2007 Credit Agreements") are recorded in discontinued operations in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows for all applicable periods presented. See Note 3 below.

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

        On September 1, 2011, the Company completed the sale of the QA business to Underwriters Laboratories, Inc. ("UL"). This strategic divestiture was executed to allow the Company to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company's polymer manufacturing capabilities, and to retire its long-term debt. The following transactions occurred as a result of the divestiture:

  •
  The Company received $275,000, plus assumed cash in proceeds. The sale generated an after-tax gain of approximately $14,071 that included a tax liability of approximately $105,934. This gain is recorded in discontinued operations in the Consolidated Statements of Comprehensive Loss and the proceeds received are recorded in discontinued operations in the Consolidated Statements of Cash Flows in 2011. In 2012, the Company finalized the taxable gain and recorded an income tax benefit to discontinued operations of $4,228. See Note 3.

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

    AG as administrative and collateral agent. The cash payment was recorded in discontinued operations in 2011 in the Consolidated Statements of Cash Flows. The interest expense associated with the 2007 Credit Agreements was recorded in discontinued operations in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows in 2011.

  •
  In connection with the payoff of all the existing debt, the Company also wrote-off $3,586 of the remaining unamortized deferred financing costs associated with the 2007 Credit Agreements. The write-off was recorded to continuing operations in 2011 in the Consolidated Statements of Comprehensive Loss.

  •
  In conjunction with the sale, the Company entered into an agreement to lease its real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA headquarters and a testing facility. Since this property was expected to generate rental income of $300 per year, the Company evaluated whether the carrying value of the property was recoverable. Based on this evaluation an impairment loss of $1,861 was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Loss.

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

        The carrying values for cash, accounts receivable, income tax receivable, accounts payable, accrued liabilities, income tax payable and other current assets and liabilities approximate their fair values due to their short maturities. The carrying value of the Company's money market funds is based on the balance of its money market funds as of December 31, 2013, which is a Level 1 input. The carrying value of deferred compensation in 2013, which is a Level 2 input is based on the Company's common stock price as of November 15, 2013 for one terminated employee and December 31, 2013 for one active employee. The carrying value of deferred compensation in 2012, which is a Level 2 input is based on the Company's common stock price as of December 31, 2012. See Note 11.

        Foreign Currency Translation and Transactions.    The Company's international operations use the local currency as their functional currency, except for its Malaysian subsidiary whose functional currency is the U.S. dollar. Assets and liabilities of international operations are translated at period-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in net loss.

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

        In 2013, the Company reserved $445 of inventory, a majority of which is related to raw material inventory procured and not delivered due to the loss of a customer.

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

        Property, plant and equipment are recorded at cost and include expenditures for items that increase the useful lives of existing equipment. Maintenance and repairs are expensed as incurred. Property, plant and equipment accounts are relieved at cost, less related accumulated depreciation, when properties are disposed of or otherwise retired. Gains and losses from disposal of property, plant and equipment are included in net loss.

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

        In accordance with ASC 360—Property, Plant, and Equipment, the Company reviews the carrying value of its long-lived assets, including property, plant and equipment, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's fair value. Fair value is estimated based upon discounted future cash

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

flows or other reasonable estimates of fair market value. The Company recognized an impairment loss of $194, $37,431 and $1,861 in 2013, 2012 and 2011, respectively. See Note 6.

        Goodwill represented the excess of the purchase price consideration over the estimated fair value assigned to the individual assets acquired and liabilities assumed from the DLJ Merchant Banking Partners IV, LP's acquisition of the Company in 2007 ("the Acquisition"). The Company did not amortize goodwill, but instead tested goodwill for impairment in accordance with the two-step method described in ASC 350—Intangibles, Goodwill and Other. The Company performed its annual impairment review of goodwill on October 1st and would also perform a review if at any time facts and circumstances warrant.

        During the first quarter of 2012, the Company recorded a non-cash goodwill impairment charge of $82,524. Refer to Note 6. During the fourth quarter of 2011, the Company recorded a non-cash goodwill impairment charge of $63,948.

        The Company's intangible assets included its customer relationships, trademarks and proprietary technology and resulted from the Acquisition. The Company accounted for the Acquisition using the purchase method of accounting and recorded definite-lived intangible assets separately from goodwill. Intangible assets were recorded at their estimated fair value at the date of acquisition.

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

        Deferred Financing Costs.    The Company capitalized debt issuance costs and amortized the costs to expense over the term of the related debt facility. In conjunction with the sale of the QA business, the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's 2007 Credit Agreements were paid in full during 2011. As such, the related unamortized deferred financing costs of $3,586 were expensed immediately during 2011. In connection with entering into the Credit Agreement in 2011, the Company incurred $1,306 of issuance costs. The Company amended its Credit Agreement in 2012 and incurred $43 of additional issuance costs. In conjunction with entering into the amendment in 2012, the Company wrote-off $844 of the remaining prior capitalized issuance costs based on the proportion of its new borrowing capacity compared to its prior availability. As disclosed in Note 12 during 2013, the Company terminated the Credit Agreement since it was not able to draw on it without posting cash collateral, and the Company had liquidity with its existing cash balance to run its operations. The Company had no outstanding indebtedness pursuant to the amended Credit Agreement. As a part of the termination, the Company wrote-off approximately $143 of the remaining unamortized deferred financing costs associated with the Credit Agreement. Amortization of deferred financing costs were $189, $1,079 and $4,552 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

        Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the Company's provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 13 below.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Product Performance Accrual.    The Company does not typically provide contractual performance warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of salaries, travel, commissions and other personnel-related expenses for employees engaged in sales, marketing and support of the Company's products and services, trade shows and promotions. General and administrative expenses consist of expenses for the Company's finance, administrative, information technology, compliance and human resource functions.

        Research and Development Expense.    The Company's research and development expense consists primarily of salaries and fringe benefit costs and the cost of materials and outside services used in its pre-commercialization process and development efforts. The Company records depreciation expense for equipment that is used specifically for research and development activities.

        Stock-Based Compensation.    In accordance with ASC 718—Compensation—Stock Compensation, the Company recognizes the grant date fair value of stock-based awards as compensation expense over the vesting period of the awards. See Note 15.

        Loss Per Share.    The Company computes basic loss per share in accordance with ASC 260—Earnings Per Share. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. See Note 4.

        Comprehensive Loss.    Comprehensive loss consists of net loss and the effects on the consolidated financial statements of translating the financial statements of the Company's international subsidiaries. Comprehensive loss is presented in the consolidated statements of comprehensive loss. The Company's accumulated other comprehensive loss is presented as a component of equity in its consolidated balance sheets and consists of the cumulative amount of the Company's foreign currency translation adjustments, net of tax impact.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company adopted ASU 2013-02 in 2013 and it did not have an impact on the Company's financial position, results of operations or cash flows.

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. With the update, the FASB clarified the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in a company's financial statements. The amended standard will become effective for fiscal years and interim periods beginning after December 15, 2013. The amendments are applied prospectively to all unrecognized tax benefits that exist at the effective date of the standard and retrospective application is permitted. The Company has early adopted this standard, and it did not have a material impact on the Company's consolidated financial statements as the Company had previously separately disclosed its tax benefits and liabilities for financial reporting purposes.

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

        In accordance with ASC 250-20—Presentation of Financial Statements—Discontinued Operations and ASC 740-20—Income Taxes—Intraperiod Tax Allocation, the accompanying Consolidated Statements of Comprehensive Loss and Consolidated Cash Flows present the results of the QA business as discontinued operations. Prior to the sale, the QA business was a segment of the Company. The Company has no continuing involvement in the operations of the QA business and does not have any direct cash flows from the QA business subsequent to the sale. Accordingly, the Company has presented the QA business as discontinued operations in these consolidated financial statements.

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

        The following table sets forth the operating results of the QA business as being presented as a discontinued operation for the years ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net sales	$—	$—	$76,667

Loss from operations before income tax expense	—	—	(6,493)
Gain on sale before income tax expense	—	—	120,005

Net earnings before income tax expense	$—	$—	$113,512

Income tax (benefit) expense	$—	$(4,228)	$75,388

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—EARNINGS PER SHARE

        The calculation of basic and diluted (loss) earnings per share for the periods presented is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Basic and diluted net earnings per share
Numerator:
Net loss from continuing operations	$(18,286)	$(211,575)	$(39,428)
Net earnings from discontinued operations	—	4,228	38,124

Net loss	$(18,286)	$(207,347)	$(1,304)

Denominator:
Weighted-average shares outstanding	41,619,868	41,314,608	40,886,022
Add:
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted common stock	—	—	—

Weighted-average shares outstanding with dilution	41,619,868	41,314,608	40,886,022

Basic loss per share	$(0.44)	$(5.02)	$(0.03)

Diluted loss per share	$(0.44)	$(5.02)	$(0.03)

Net (loss) earnings per share:
Basic from continuing operations	$(0.44)	$(5.12)	$(0.96)
Basic from discontinued operations	—	0.10	0.93

Basic	$(0.44)	$(5.02)	$(0.03)

Diluted from continuing operations	$(0.44)	$(5.12)	$(0.96)
Diluted from discontinued operations	—	0.10	0.93

Diluted	$(0.44)	$(5.02)	$(0.03)

        Due to the loss from continuing operations during the years ending December 31, 2013, 2012 and 2011, the weighted-average common shares outstanding does not include 0, 0 and 543,088 of stock options and 0, 0 and 397,641 of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

        Because the effect would be anti-dilutive, there were 107 and 161 shares of common stock issuable upon the exercise of options issued under the Employee Stock Purchase Plan ("ESPP") that were not included in the computation of diluted weighted-average shares outstanding for the years ending December 31, 2013 and 2012, respectively.

        Because the effect would be anti-dilutive, 3,771,305, 2,744,910 and 314,236 stock options outstanding were not included in the computation of diluted weighted-average shares outstanding for the years ended December 31, 2013, 2012, and 2011, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—INVENTORIES, NET

        Inventories consist of the following:

	December 31, 2013	December 31, 2012
Finished goods	$2,938	$1,352
Raw materials	5,619	7,233

Inventories, net	$8,557	$8,585

NOTE 6—LONG-LIVED ASSETS AND GOODWILL

Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	Estimated Useful Lives	December 31, 2013	December 31, 2012
Land		$5,917	$5,842
Buildings and improvements	15 - 40	15,844	16,020
Machinery and equipment	5 - 8	19,251	18,618
Furniture, fixtures and computers	3 - 5	4,090	3,569
Less: accumulated depreciation		(20,315)	(18,291)

Subtotal		24,787	25,758
Construction in progress		3,611	1,992

Property, plant and equipment, net		$28,398	$27,750

        Depreciation expense was $2,024, $11,255 and $8,193 for the years ended December 31, 2013, 2012 and 2011, respectively.

        In 2013, the Company recorded a $194 impairment to its property, plant and equipment. The impairment was driven by the Company's decision to cease the construction of its China manufacturing plant due to electing to lease an existing building to conduct its manufacturing operations. As such, the Company wrote-off costs incurred to date relating to the construction of its own facility.

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

        In connection with the sale of the QA business, the Company leased the real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL. Prior to the closing of the sale, the property served as the QA business headquarters and a testing facility. The original term of the lease was for one year. Since this property was expected to generate rental income of $300 per year, the Company evaluated whether the carrying value of the property was recoverable. Based on this

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS AND GOODWILL (Continued)

evaluation, an impairment loss of $1,861 was recognized in continuing operations in 2011 in the Consolidated Statements of Comprehensive Loss.

        In 2011, the Company closed its Florida manufacturing facility and recorded $512 of accelerated depreciation associated with shortened useful lives of machinery and equipment.

Intangible Assets

        The Company recorded the estimated fair values of intangible assets acquired in connection with the Acquisition. As described in the impairment testing section below, the Company impaired its Intangible assets as of December 31, 2012 as follows:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment as of December 31, 2012	Net
Customer relationships	$71,100	$19,701	$51,399	$—
Trademarks	40,800	7,537	33,263	—
Proprietary technology	70,300	19,482	50,818	—

	$182,200	$46,720	$135,480	$—

        The Company amortized its intangible assets utilizing the straight-line method as this method approximated the anticipated economic benefit derived from these assets. Amortization expense of such assets was $0, $8,432 and $8,432 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recorded a non-cash impairment charge of $135,480 as of December 31, 2012.

Goodwill

        Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the Acquisition. The Company recorded an impairment of $0, $82,524 and $63,948 during 2013, 2012 and 2011, respectively, as further discussed below. Goodwill was $0 at December 31, 2013 and $0 at December 31, 2012. Goodwill was not deductible for tax purposes.

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

        The Company completed its annual impairment assessment of goodwill as of October 1st of each year. Therefore, as of October 1, 2011, the Company performed its annual impairment testing based on the information available as of that date. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company's cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. The methodology used on October 1, 2011 was consistent with that used in the prior year. The Company believes the cash flow projections utilized and/or market multiples and valuation assumptions were reasonable and consistent with the expectations of market participants. Based on this assessment, the Company passed the first step of the two-step method described in ASC 350. As such, the Company concluded that goodwill was not impaired as of October 1, 2011.

        Due to the Company's net book value exceeding the market capitalization of its common stock in the fourth quarter of 2011, weakening solar market conditions that were greater than the Company anticipated and the price reductions granted to customers for anticipated 2012 volume, the Company determined that a trigger event occurred to test its reporting unit for impairment as of December 31, 2011. As such, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit's net book value, including goodwill, exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that its implied fair value of goodwill was lower than its carrying value and recorded a non-cash goodwill impairment charge of $63,948. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company's cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. The Company believes the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Inherent in management's development of cash flow projections were assumptions and estimates, including those related to future earnings, growth prospects and the weighted-average cost of capital. Many of the factors used in assessing the fair value were outside the control of management, and these assumptions and estimates could have changed in future periods as a result of both Company-specific factors and overall economic conditions.

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

        At March 31, 2012, the Company valued its reporting unit with the assistance of a valuation specialist and determined that its reporting unit's net book value exceeded its fair value. The Company then performed step two of the goodwill impairment assessment which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and comparing the residual amount to the carrying amount of goodwill. The Company determined that the implied fair value of goodwill was lower than its carrying value and recorded a non-cash goodwill impairment charge of $82,524. The Company estimated the fair value of its reporting unit under the income approach using a discounted cash flow method which incorporated the Company's cash flow projections. Based on the other-than-temporary decline in the Company's stock price and its net book value exceeding the market capitalization of its common stock during the first quarter of 2012, the market approach was giving a higher weighting in determining fair value. The Company believes the cash flow projections and valuation assumptions used were reasonable and consistent with market participants. Many of the factors used in assessing the fair value were outside the control of management, and these assumptions and estimates could have changed in future periods as a result of both Company-specific factors, industry conditions and overall economic conditions.

        As of December 31, 2012, due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and the Company's initial 2013 sales outlook which included the loss of the its largest customer, the Company determined that a trigger event occurred to test its long-lived assets for recoverability. In conjunction with a valuation specialist, the Company determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of the Company's asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

        Since the asset group's carrying value was not recoverable, the Company, in conjunction with a valuation specialist, fair valued the asset group incorporating market participant assumptions. The Company estimated the fair value of its asset group under the income approach using a discounted cash flow model which incorporated its cash flow projections. The Company also considered its market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the assessment, the Company calculated an impairment charge which was allocated to each of the long-lived assets on a pro-rata basis using the relative carrying values of those assets as of December 31, 2012. However, the Company did not reduce the carrying value of such assets below their fair value where such value could be determined without undue cost and effort. Therefore, the Company recorded a non-cash impairment charge of $135,480 to its intangible assets and $37,431 to its property, plant and equipment as of December 31, 2012. The Company re-evaluated the depreciable lives of such long-lived assets and determined a revision to those lives was not warranted.

        In 2013, the Company recorded a $194 impairment to its property, plant and equipment. The impairment was driven by its decision to cease the construction of its China manufacturing plant and to lease an existing building to conduct its manufacturing operations. As such, the Company wrote-off costs incurred to date relating to the construction of its own facility.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS AND GOODWILL (Continued)

        The Company's long-lived assets consist solely of property, plant and equipment as of December 31, 2013. At December 31, 2013, there were no indicators which significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed. However, the Company did perform an analysis using appraisals and other data in order to assess the recoverability of its property, plant and equipment as of December 31, 2013. As a result of this analysis, the Company determined its long-lived assets were recoverable and its depreciable lives were appropriate as of December 31, 2013. If the Company experiences a significant reduction in future sales volume, further average sale price ("ASP") reductions, lower profitability or ceases operations at any of its facilities, the Company's property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 7—LEASES

        The Company leases facility space under non-cancelable operating leases. The leases require the Company to pay property taxes, common area maintenance and certain other costs in addition to base rent. The Company also leases office equipment under operating leases.

        Future minimum payments under all non-cancelable operating leases were as follows as of December 31, 2013:

2014	$171
2015	168
2016	167
2017	167
2018	70
Thereafter	—

$743

        Rental expense on facility space and equipment operating leases was $450, $474 and $1,673 for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—ACCRUED LIABILITIES

        Accruals consist of the following:

	December 31, 2013	December 31, 2012
Product performance (see Note 9)	$4,141	$3,959
Grants (see Note 9)	1,071	2,320
Salary and wages	412	1,021
Professional fees	563	732
Restructuring severance and benefits (see Note 10)	1,667	200
Environmental (see Note 9)	76	105
Other	502	2,039

Total	$8,432	$10,376

NOTE 9—COMMITMENTS AND CONTINGENCIES

        The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company does not typically provide contractual performance warranties on its products. However, on limited occasions, the Company incurs costs to service its products in connection with specific product performance matters. The Company has accrued for specific product performance matters incurred in 2013 and 2012 that are based on management's best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company's product performance liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2013	December 31, 2012
Balance as of beginning of period	$3,959	$4,762
Additions	17	204
Reductions	—	(1,078)
Foreign exchange impact	165	71

Balance as of end of period	$4,141	$3,959

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

	December 31, 2013	December 31, 2012
Balance as of beginning of period	$105	$350
Additions	—	—
Reductions	(29)	(245)

Balance as of end of period	$76	$105

Spanish Grants

        The Company's Spanish subsidiary has received financial grants for certain fixed assets that requires the Company's Spanish subsidiary to maintain a specific level of employment and to continue to operate certain fixed assets. In the third quarter of 2013, the Company's Spanish subsidiary repaid $1,558 of grants that were accrued in 2012 in conjunction with cost-reduction measures that failed to comply with employment level requirements for certain grants. As of December 31, 2013, approximately $1,071 was accrued for potential breach of grant requirements relating to employment level requirements. If the Company's Spanish subsidiary fails to satisfy these or other requirements, such subsidiary will not qualify for future incentives and may be required to refund a portion of previously granted incentives. If the Company's Spanish subsidiary fails to comply with its obligations under the grants, or the respective government agencies determine that the Company's Spanish subsidiary has not complied with all of its grants, the Company could be required to make additional potential repayments ranging from zero to $4,000. Any such additional potential repayment, which is not probable or estimable, would be in excess of what the Company has accrued as of December 31, 2013 and could have a material adverse effect on the Company's results of operations, prospects, cash flows and financial condition.

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

        The Company received the $7,202 payment during the first quarter of 2012, which is recorded in Other Income in its Consolidated Statements of Comprehensive Loss for the year ended December 31, 2012.

EVASA

        In 2010, STR Spain ("STRE") learned that a competitor, Encapsulantes De Valor Anandida, S.A. ("EVASA"), was making encapsulant products that were substantially similar to the Company's products. Upon investigation it was learned that Juan Diego Lavandera ("Lavandera"), a former employee of STRE, was employed by EVASA. It is believed that Lavandera, a former Production

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

Supervisor with STRE, breached his contractual duties, by disclosing the Company's trade secrets to EVASA. On December 15, 2011, the Company and STRE filed a confidential preliminary injunction petition with the Commercial Court No. 1 in A Coruña, Galicia, Spain (the "Court") requesting an investigation of EVASA by the Court, including a search of EVASA's premises. The investigation was to assess the facts related to the Company's claims against Lavandera and EVASA for (i) trade secret infringement, (ii) the breach by Lavandera of his contractual obligations to STRE; and (iii) taking unfair advantage of STRE's "effort".

        On June 27, 2012, an investigation was commenced by a Court appointed expert and on September 14, 2012 the expert issued a report confirming that EVASA was using the Company's manufacturing process and product formulations. On October 10, 2012, the Company and STRE filed a preliminary injunction petition (the "PI Petition") requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using the Company's trade secrets. In connection with the PI Petition, the Company and STRE offered to post a bond in the amount of EUR 50 (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if the Company's claim on the merits is finally dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013, the Court denied the PI Petition. STRE has appealed the Court's decision and intends to pursue the claim on the merits. In the event that the appeal of the PI Petition is denied, STRE may be responsible for EVASA's legal fees (to be determined). However, the payment of such fees is not probable or reasonably estimatable, at this time.

NOTE 10—COST-REDUCTION ACTIONS

        On January 22, 2013, the Board of Directors approved a cost-reduction action to cease manufacturing at its East Windsor, Connecticut facility after being notified that its largest customer selected an alternative supplier. In addition, the Company executed further headcount reductions during the third and fourth quarters of 2013 to better align its cost structure with current sales. In total, the Company executed headcount reductions of approximately 180 employees on a global basis for the year ended December 31, 2013.

        In conjunction with these headcount reductions, the Company recognized severance and related benefits of $1,698 in cost of sales and $2,633 in selling, general and administrative expense. The restructuring accrual as of December 31, 2013 consists of $1,568 for severance and benefits and $366 of other exit costs for the year ended December 31, 2013.

        During 2012, the Company entered into a Labor Force Adjustment Plan ("LFAP") with the union and the local government at its Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. The Company entered into an agreement to extend its LFAP at its Spain facility. Under this agreement, the Company was responsible for 10% of the salary of employees who were furloughed during the period from August 1, 2012 through October 31, 2012. On October 17, 2012, the Company permanently reduced headcount at this facility by 58 employees to better align its cost structure with current and anticipated sales volumes. In addition, the Company also reduced headcount by 39 employees at its Connecticut facilities in 2012. In conjunction with these headcount reductions, the Company recognized severance of $998 in cost of

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—COST-REDUCTION ACTIONS (Continued)

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

        A rollforward of the severance and other exit cost accrual activity was as follows:

Balance at December 31, 2011	$—

Additions	$1,438
Cash utilization	$(1,238)

Balance at December 31, 2012	$200

Additions	$4,331
Cash utilization	$(2,597)

Balance at December 31, 2013	$1,934

NOTE 11—FAIR VALUE MEASUREMENTS

        The Company measures certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

  •
  Level 1—quoted prices in active markets for identical assets and liabilities;

  •
  Level 2—unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that observable for the asset or liability; and

  •
  Level 3—unobservable inputs that are not corroborated by market data.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2013:

	Financial assets and liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3
Money market funds(1)	$29,458	$—	$—
Deferred compensation(2)	$—	$830	$—

Total	$29,458	$830	$—

        The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2012:

	Financial assets and liabilities at fair value as of December 31, 2012
	Level 1	Level 2	Level 3
Money market funds(1)	$24,448	$—	$—
Deferred compensation(2)	$—	$1,165	$—

Total	$24,448	$1,165	$—

(1)
Included in cash and cash equivalents on the Company's Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)
Included in other long-term liabilities on the Company's Consolidated Balance Sheets. Refer to Note 15 for further information.

NOTE 12—LONG-TERM DEBT

2007 Credit Agreements

        In connection with the DLJ Acquisition, the Company entered into a first lien credit facility and a second lien credit facility on June 15, 2007, which the Company refers to collectively as the "2007 Credit Agreements," in each case with Credit Suisse, as administrative agent and collateral agent. The first lien credit facility consisted of a $185,000 term loan facility, which was to mature on June 15, 2014, and a $20,000 revolving credit facility, which was to mature on June 15, 2012. The second lien credit facility consisted of a $75,000 term loan facility, which was to mature on December 15, 2014. The revolving credit facility included a sublimit of $15,000 for letters of credit.

        As anticipated and in conjunction with the closing of the sale of the QA business, the Company triggered non-compliance with certain debt covenants that required the repayment of all debt outstanding at that time. Therefore, and in order to sell assets of the QA business free and clear of all liens under the 2007 Credit Agreements, on September 1, 2011, the Company terminated the 2007

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—LONG-TERM DEBT (Continued)

Credit Agreements and used approximately $237,732 from the proceeds of the sale to repay all amounts due to Credit Suisse AG, as administrative agent and collateral agent.

        In connection with the payoff of all the debt, the Company also wrote-off $3,586 of the remaining unamortized deferred financing costs associated with such loan arrangements.

2011 Credit Agreement

        On October 7, 2011, the Company entered into a multicurrency credit agreement (the "Credit Agreement") with certain of its domestic subsidiaries, as guarantors (the "Guarantors"), the lenders from time to time party thereto ("the Lenders") and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer ("the Administrative Agent"). The Credit Agreement originally provided for a revolving senior credit facility of up to $150,000 which was to mature on October 7, 2015. The Credit Agreement originally included a $50,000 sublimit for multicurrency borrowings, a $25,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also contained an expansion option permitting the Company to request an increase of the revolving senior credit facility from time to time up to an aggregate additional $50,000 from any of the lenders or other eligible lenders as may have been invited to join the Credit Agreement, that elected to make such increase available, upon the satisfaction of certain conditions.

        The obligations under the Credit Agreement were unconditional and were guaranteed by substantially all of the Company's existing and subsequently acquired or organized domestic subsidiaries. The Credit Agreement and related guarantees were secured on a first-priority basis, and by security interests (subject to liens permitted under the Credit Agreement) in substantially all tangible and intangible assets owned by the Company and each of the Company's domestic subsidiaries, subject to certain exceptions, including limiting pledges to 66% of the voting stock of foreign subsidiaries.

        Borrowings under the Credit Agreement may have been used to finance working capital, capital expenditures and other lawful corporate purposes, including the financing of certain permitted acquisitions, payment of dividends and/or stock repurchases, subject to certain restrictions.

        Each Eurocurrency rate loan bore interest at the Eurocurrency rate (as was defined in the Credit Agreement) plus an applicable rate that ranged from 200 basis points to 250 basis points based on our Consolidated Leverage Ratio (as was defined in the Credit Agreement) plus, when funds were lent by certain overseas lending offices, an additional cost.

        Base rate loans and swing line loans bore interest at the base rate (as defined below) plus the applicable rate, which ranged from 100 basis points to 150 basis points based on the Company's Consolidated Leverage Ratio. The base rate was the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (ii) Bank of America's "prime rate" as publicly announced from time to time, and (iii) the Eurocurrency rate for Eurocurrency loans of one month plus 1%.

        If any amount was not paid when due under the Credit Agreement or an event of default existed, then, at the request of the lenders holding a majority of the unfunded commitments and outstanding loans, obligations under the Credit Agreement would have bore interest at a rate per annum equal to

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—LONG-TERM DEBT (Continued)

200 basis points higher than the interest rate otherwise applicable. In addition, the Company was required to pay the Lenders a commitment fee equal to an applicable rate, which ranged from 25 basis points to 35 basis points based on the Company's Consolidated Leverage Ratio from time to time, multiplied by the actual daily amount of the Lender's aggregate unused commitments under the Credit Agreement. The facility fee was payable quarterly in arrears. The Company would also pay a letter of credit fee equal to the applicable rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

        The Company could optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the Credit Agreement, in whole or in part, without premium or penalty (other than if Eurocurrency loans were prepaid prior to the end of the applicable interest period) at any time by the delivery of a notice to that effect as provided under the Credit Agreement.

2012 Amendment to the Credit Agreement

        On September 28, 2012 (the "Effective Date"), the Company, the Guarantors, the Lenders and the Administrative Agent entered into the First Amendment to Credit Agreement and Security Agreement (the "First Amendment"), amending (i) the Credit Agreement and (ii) the Security Agreement and dated as of October 7, 2011, among the Company, the Guarantors and the Administrative Agent. The Company has no outstanding indebtedness pursuant to the Credit Agreement.

        The First Amendment reduced the amount available under the revolving senior credit facility from $150,000 to $25,000. During the cash collateral period, the Company may have borrowed under the revolving senior credit facility. However, the Company must have maintained cash collateral deposited by the Company and/or the Company's subsidiaries in an account controlled by the Administrative Agent in an amount equal to any outstanding borrowing under the Credit Agreement, as amended. In addition, the Company was not required to comply with the financial covenants set forth in the Credit Agreement, as amended, during the cash collateral period.

Termination of the Credit Agreement

        On September 16, 2013, the Company terminated its Credit Agreement. The Company had no outstanding indebtedness pursuant to the amended Credit Agreement. The Company cancelled the Credit Agreement since it was not able to draw on it without posting cash collateral and the Company has liquidity with its existing cash balance to run its operations. As a part of the termination, the Company wrote-off approximately $143 of the remaining unamortized deferred financing costs associated with the Credit Agreement.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES

        Loss from continuing operations before income tax (benefit) expense is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Domestic	$(14,611)	$(262,451)	$(49,867)
Foreign	(11,024)	(15,388)	21,112

Total	$(25,635)	$(277,839)	$(28,755)

        The (benefit) provision for income taxes from continuing operations consists of the following components:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current income tax (benefit) expense from continuing operations
U.S. federal	$(5,610)	$(8,825)	$3,393
Foreign	122	3,405	10,075
State and local	(12)	(650)	1,906

Total current income tax (benefit) expense from continuing operations	(5,500)	(6,070)	15,374
Deferred income tax benefit from continuing operations
U.S. federal	(741)	(58,015)	(3,517)
Foreign	(1,134)	(1,722)	—
State and local	26	(457)	(1,184)

Total deferred income tax benefit from continuing operations	(1,849)	(60,194)	(4,701)

Total income tax (benefit) expense from continuing operations	$(7,349)	$(66,264)	$10,673

        Tax benefits of $0, $0, $4 for the years ended December 31, 2013, 2012 and 2011, respectively, associated with the exercise of stock options were recorded to additional paid-in capital. Tax benefits associated with the "Windfall" for stock options exercised are determined on a "with and without" basis.

        During 2012, vested non-qualified stock options (NQSO) were cancelled resulting in a reversal of the related deferred tax asset. As a result, the Company's additional paid-in capital "windfall" account has been reduced to zero and an additional deferred tax expense of $113 is reflected in tax expense. For 2013, a deferred tax expense of $11 is reflected in tax expense related to cancelled vested non-qualified stock options. Refer to Note 19.

        A deferred tax expense of $244, deferred tax expense of $70 and a tax benefit of $846 relating to the cumulative translation adjustment of the Company's foreign subsidiaries financial statements is

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

recorded in other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, respectively.

        During the years ended December 31, 2013, 2012 and 2011, the Company recorded adjustments to income tax and deferred income taxes related to a change in state taxable income apportionment percent. Amounts recorded in 2013, 2012, and 2011 were to recognize a deferred income tax expense of $26, a state deferred income tax benefit of $331 and a deferred income tax benefit of $1,138, respectively.

        Following is a reconciliation of the Company's effective income tax rate from continuing operations to the United States federal statutory tax rate:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected tax at U.S. statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes net of federal income tax effect	(0.1)%	0.3%	(0.2)%
Foreign rate differential	(5.9)%	(1.1)%	10.7%
Foreign unremitted earnings	1.1%	0.4%	(2.6)%
Goodwill impairment	0.0%	(10.4)%	(77.8)%
Other non-deductible fees and expenses	(0.5)%	(0.1)%	(0.3)%
Unrecognized tax benefits	(0.6)%	0.3%	1.4%
Other	(0.3)%	(0.5)%	(3.3)%

Effective tax rate	28.7%	23.9%	(37.1)%

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

        The effect of temporary differences is included in deferred tax accounts as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Deferred tax assets:
Current deferred tax assets:
Accrued salaries and benefits	$67	$—
Deferred compensation	221	—
Bad debt reserves	49	15
Inventories	236	250
Product performance accrual	1,483	1,533
Other	25	25

Total current deferred tax assets	$2,081	$1,823

Long-term deferred tax assets:
Deferred compensation	$70	$409
Non-qualified stock option compensation	4,223	3,888
Restricted stock compensation	537	208
Operating loss carryforwards	4,225	2,214
Fixed assets	4,998	5,798
Other	392	210

Total long-term deferred tax assets before valuation allowance	$14,445	$12,727
Valuation allowance	(1,247)	(491)

Long term-deferred tax assets	13,198	12,236

Total deferred tax assets	$15,279	$14,059

Deferred tax liabilities:
Foreign unremitted earnings	$—	$508

Total deferred tax liabilities	$—	$508

Total net deferred tax assets	$15,279	$13,551

        A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. We have recorded a valuation allowance of $1,247 and $491 for deferred tax assets existing as of December 31, 2013 and December 31, 2012, respectively. The valuation allowance is primarily attributable to net operating loss carryforwards in China and Hong Kong.

        The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense from continuing operations in the amount of approximately $214, $5 and $(914) for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had approximately $1,154 and $939 for the payments of interest and penalties accrued at December 31, 2013 and December 31, 2012, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of the Company's liability for unrecognized tax benefits, excluding interest and penalties, is as follows (includes continuing and discontinued operations):

Balance at December 31, 2010	$3,695

Additions for tax positions of prior years	2,527
Reductions for tax positions of prior years	(1,480)

Balance at December 31, 2011	$4,742

Additions for tax positions of prior years	375
Reductions for tax positions of prior years	(1,805)

Balance at December 31, 2012	3,312

Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—

Balance at December 31, 2013	$3,312

        The amount of unrecognized tax benefit that would potentially impact the Company's effective tax rate from continuing operations was $3,274 and $3,274 and $4,704 (excluding interest and penalties) as of December 31, 2013, 2012 and 2011, respectively.

        The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

        The Company has open tax years from 2010-2013 for U.S. federal tax purposes. The Company has open tax years from 2008-2013 with various state tax jurisdictions. The Company has open tax years from 2003-2013 with various foreign tax jurisdictions. The Company believes that no material unrecognized tax benefits are expected to reverse within the next twelve months.

        In connection with the examination of the Company's tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. The Company believes it has sufficient accruals for its contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns, although actual results may differ. The United States. federal tax returns for years 2011 and 2012 are under examination by the Internal Revenue Services. On January 7, 2014, the Company received notification of inspection to be conducted for the 2012 return filed for Spain.

        As a result of the DLJ Acquisition on June 15, 2007, the Company provided deferred taxes for the presumed repatriation of foreign earnings due to increased cash flow needs in the United States. No U.S. taxes need to be provided for the undistributed earnings of a foreign subsidiary if the Company can assert that such earnings are planned to be reinvested indefinitely outside of the United States. The Company periodically assesses its business operations and the cash flow needs of its foreign and domestic subsidiaries to determine if the earnings of any of its foreign subsidiaries will be indefinitely

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

reinvested outside the United States. As of December 31, 2012, the Company provided deferred taxes on all of its undistributed foreign earnings other than its Malaysian earnings. Prior to the fourth quarter of 2013, the Company elected to permanently reinvest the earnings of its Malaysia subsidiary.

        As of December 31, 2013, the Company no longer asserts that it will permanently reinvest its Malaysia subsidiary's earnings since the Company will be closing the Malaysia plant in 2014. However, based upon the Malaysia subsidiary's liabilities, the Company has determined that the undistributed earnings of its Malaysia subsidiary will be repatriated in a tax free manner. As such, no U.S. federal and state income taxes have been provided thereon.

        Upon distribution of those earnings or repatriation of cash in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable, if applicable. As of December 31, 2013, the Company has $51,690 of cash available in the United States.

        The Company's subsidiary in Malaysia is operating under a tax holiday arrangement which extends through 2014 with availability for a five-year renewal if certain conditions are satisfied. The Company does not expect to qualify for the holiday extension in 2014 due to closing the Malaysia plant. The impact of its tax holiday on its effective rate is a reduction in the rate of 4.5%, 0.9% and (8.1)% percentage points for 2013, 2012 and 2011, respectively.

        During the third quarter of 2012, the taxable gain associated with the sale of the Company's QA business in September 2011 was finalized and the Company recorded an income tax benefit to discontinued operations of $4,228. Refer to Note 3 Discontinued Operations for further discussion.

2014 Stock Option Cancellation

        In 2014, approximately 1.1 million stock options are expected to be canceled during 2014. These vested stock options were granted to employees who were recently terminated at the end of 2013. The Company anticipates these options will be canceled in 2014, and as a result, will reduce its deferred tax asset by $1.1 million. Since no tax windfall pool exists in additional paid-in-capital, the reduction in the deferred tax asset will be recorded charged to income tax expense as a discrete item when the options are cancelled.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—STOCKHOLDERS' EQUITY

Preferred Stock

        The Company's Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value, issuable in series. At December 31, 2013 and 2012, there were no shares issued or outstanding.

Common Stock

        The Company's Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At December 31, 2013, there were 41,886,915 shares of issued and 41,883,193 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,883,193 shares are 41,768,526 common shares and 114,667 restricted unvested common shares.

        At December 31, 2012, there were 41,684,960 shares of issued and 41,681,238 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 41,681,238 shares are 41,553,178 common shares and 128,060 restricted unvested common shares.

Treasury Stock

        In connection with the Company's former debt agreements, the Company was allowed to repurchase its equity interest owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. At December 31, 2013 and 2012, there were 3,722 shares held in treasury that were purchased at a cost of $57. Refer to Note 19.

NOTE 15—STOCK-BASED COMPENSATION

        On November 6, 2009, the Company's Board of Directors approved the Company's 2009 Equity Incentive Plan (the "2009 Plan") which became effective on the same day. A total of 6,200,000 shares of common stock, subject to increase on an annual basis, are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, "options," stock appreciation rights, shares of restricted stock, or "restricted stock," rights to dividend equivalents and other stock-based awards, collectively, the "awards." The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from date of grant.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the Company's stock-based compensation awards under the 2009 Plan during 2013, 2012 and 2011:

Date	Award Type	Exercise Price	Shares	Recipient
4th Quarter 2013	Restricted Stock	$2.23	35,316	Board of Directors
3rd Quarter 2013	Restricted Stock	$2.27	37,488	Board of Directors
3rd Quarter 2013	Options	$2.27	50,000	Various Employees
2rd Quarter 2013	Restricted Stock	$2.75	131,749	Board of Directors
4th Quarter 2012	Options	$3.10	1,185,000	Various Employees
3rd Quarter 2012	Restricted Stock	$4.27	9,182	Board of Directors
2nd Quarter 2012	Restricted Stock	$3.82	44,736	Board of Directors
4th Quarter 2011	Restricted Stock	$8.40	92,852	Board of Directors and Various Employees
4th Quarter 2011	Options	$8.11	100,000	Various Employees
3rd Quarter 2011	Restricted Stock	$11.99	11,258	Board of Directors
1st Quarter 2011	Options	$19.71	50,000	Various Employees

        There were 1,870,933 shares available for grant under the 2009 Plan as of December 31, 2013.

        In connection with the 50,000 options granted during the year ended December 31, 2013, 25% of the options vest on each of the first two anniversaries of the date of grant and 50% of the options vest on the third anniversary of the date of grant, subject to acceleration in certain circumstances.

        The Company determined the fair value of the stock options issued in 2013 using the Black-Scholes option pricing model. The Company's assumptions about stock-price volatility were based on the historical implied volatilities of its common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company's employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

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

NOTE 15—STOCK-BASED COMPENSATION (Continued)

the purchase and the respective exercise price of those options at a cost of $31. The options were subsequently cancelled and reinstated to the 2009 Plan for future issuance.

        The following table presents the assumptions used to estimate the fair values of the stock options granted during the periods presented below:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected volatility	58.9%	75.30%	61.07%
Risk-free interest rates	2.50%	0.60%	1.20%
Expected term (in years)	7.4	4.4	4.6 to 5.0
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$1.40	$1.79	$6.10

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the stock option activity under the Company's 2009 Plan from December 31, 2010 through the year ended December 31, 2013:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2010	3,319,355	$11.59		$4.75	$(30,107)
Options granted	150,000	$11.98		$6.10
Exercised	(59,606)	$10.00			$(446)
Cancelled/forfeited	(9,628)	$10.96

Balance at December 31, 2011	3,400,121	$11.63		$4.82	$(30,975)
Options granted	1,185,000	$3.10		$1.79
Exercised	—	$—
Cancelled/forfeited	(655,211)	$11.84

Balance at December 31, 2012	3,929,910	$9.03	7.75	$3.84	$(29,317)
Options granted	50,000	$2.27	7.41	$1.40	$(35)
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(208,605)	$5.43	—	$2.85	$—

Balance at December 31, 2013	3,771,305	$9.13	6.71	$3.87	$(28,511)

Vested and exercisable as of December 31, 2013	2,938,285	$10.74	6.13	$4.40	$(26,944)
Vested and exercisable as of December 31, 2013 and expected to vest thereafter	1,116,342	$9.13	6.71	$3.87	$(28,511)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.57 of the Company's common stock on December 31, 2013.

        During 2011, the total intrinsic value of the 59,606 options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $527.

        As of December 31, 2013, there was $832 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 0.4 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company received proceeds of $0, $0 and $596, related to the exercise of stock options for the years ended December 31, 2013, 2012 and 2011, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the restricted shares activity from December 31, 2010 through the year ended December 31, 2013:

	Unvested Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2010	727,725	$10.32
Granted	104,110	$8.79
Vested	(404,831)	$10.13
Cancelled	(1,693)	$10.00

Unvested at December 31, 2011	425,311	$10.08
Granted	53,918	$3.90
Vested	(351,169)	$10.11
Cancelled	—	$—

Unvested at December 31, 2012	128,060	$7.46
Granted	204,553	$2.64
Vested	(206,446)	$4.75
Cancelled	(11,506)	$8.11

Unvested at December 31, 2013	114,667	$4.32

Expected to vest after December 31, 2013	114,667	$4.32

        As of December 31, 2013, there was $310 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of 1.2 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

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

        Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company's common stock at a 10% discount. The Company has established four offering periods in which eligible employees may participate. The first offering period commenced in the fourth quarter of 2011. The Company purchases the number of required shares each period based upon the employees' contribution plus the 10% discount. The number of shares purchased times the 10% discount is recorded by the Company as stock-based compensation. The Company recorded $1, $4 and $1 in stock-based compensation expense relating to the ESPP for the years ended December 31, 2013, 2012 and 2011, respectively. There were 480,557 shares available for purchase under the ESPP as of December 31, 2013.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expense was included in the following consolidated statements of comprehensive loss categories for continuing operations:

	Years Ended December 31,
	2013	2012	2011
Selling, general and administrative expense	$1,872	$3,466	$4,400
Research and development expense	$30	$28	$36

Total option exercise recognized tax benefit	$—	$—	$4

Deferred Compensation

        The Company has a deferred compensation arrangement with certain members of management which states upon the earlier of December 31, 2015, sale of the Company, or termination of employment for any reason, the members are entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments are tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company's stock price. The amount of the potential bonus payment is capped at $1,180. In accordance with ASC 718-30, the obligation should be remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company's common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the Company's common stock price at November 15, 2013 for one terminated employee and December 31, 2013 for one active employee, $630 of accrued compensation is recorded in other current liabilities and $200 is recorded in other long-term liabilities in the Consolidated Balance Sheet.

NOTE 16—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

        Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company's segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income and expense, income tax expense, depreciation, amortization of intangible assets, stock-based compensation expense, restructuring, transaction fees and certain non-recurring income and expenses from the results of operations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        The following tables set forth information about the Company's operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(17,150)	$3,123	$62,703
Depreciation and amortization	(2,024)	(19,687)	(16,625)
Amortization of deferred financing costs	(189)	(1,079)	(4,552)
Interest (expense) income, net	(30)	(196)	237
Income tax benefit (expense)	7,349	66,264	(10,673)
Goodwill impairment	—	(82,524)	(63,948)
Intangible asset impairment	—	(135,480)	—
Asset impairment	(194)	(37,431)	(1,861)
Restructuring	(4,331)	(1,069)	(308)
Stock-based compensation	(1,902)	(3,494)	(4,436)
Gain (loss) on disposal of property, plant and equipment	185	(2)	35

Net Loss from Continuing Operations	$(18,286)	$(211,575)	$(39,428)

Operations by Geographic Area

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Sales
United States	$1,976	$17,037	$61,294
Spain	16,996	38,881	95,270
Malaysia	11,553	39,427	75,867
China	1,335	—	—

Total Net Sales	$31,860	$95,345	$232,431

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	December 31, 2013	December 31, 2012
Long-Lived Assets
United States	$6,906	$6,738
Malaysia	9,354	9,063
Spain	9,141	9,772
China	2,994	2,170
Hong Kong	3	7

Total Long-Lived Assets	$28,398	$27,750

        Foreign sales are based on the country in which the sales originated. Net sales to four of the Company's major customers that exceeded 10% of the Company's consolidated net sales for the ended December 31, 2013 was $17,924. Net sales to one of the Company's major customers for the year ended December 31, 2012 was $39,162. Net sales to two of the Company's major customers for the year ended December 31, 2011 was $77,088. Accounts receivable from four customers amounted to $4,148 as of December 31, 2013, from one customer amounted to $1,967 as of December 31, 2012 and $4,274 from two customers as of December 31, 2011, respectively.

NOTE 17—EMPLOYEE BENEFIT PLANS

        The Company maintained one defined contribution benefit plan for the year ended December 31, 2013 and two defined contribution benefit plans for the years ended December 31, 2012 and 2011 covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans and can also make discretionary contributions to the plans. The Company's expense under these plans was $0, $225 and $354 for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company also maintained defined contribution benefit plans for certain foreign employees. The expense under these plans was $123, $98 and $60 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 18—RELATED PARTIES

        Certain of the Company's stockholders with aggregate interests of 15,471,945 in shares were affiliated with the Company's prior First and Second Lien term loan administrative agent and one of its lenders. See Note 12.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—SUBSEQUENT EVENT

Modified Dutch Auction

        On January 31, 2014, the Company commenced a modified "Dutch auction" tender offer (the "Offer") to repurchase for cash up to $30 million of shares of its common stock. A modified "Dutch auction" tender offer allows stockholders to indicate how many shares and at what price within the offer range (in increments of $0.05 per share) they wish to sell their shares to the Company. On February 18, 2014, in response to comments from the SEC, the Company increased the minimum tender price in the Offer from $1.00 to $1.35, but the upper limit of the Offer range remain unchanged at $1.54 per share. The Company also extended the expiration date for the tender Offer from February 28, 2014 to March 3, 2014.

        On March 3, 2014, the Offer expired and a total of 15,664,117 shares were tendered at prices within the offer range. Based upon the number of shares tendered and the prices specified by the tendering stockholders, the applicable purchase price was $1.54 per share. As a result, the Company used a portion of its cash and cash equivalents to purchase and retire such shares of the Company's common stock for an aggregate purchase price of $24,123, excluding fees and expenses associated with the Offer. Certain of the Company's directors and their affiliates sold shares to the Company in the Offer. Each of Dennis L. Jilot, the Company's Chairman of the Board, Andrew M. Leitch, the Company's Chairman of the Audit Committee, and Dominick J. Schiano sold to the Company 770,000 (representing approximately 41% of such stockholder's shares), 49,188 (representing approximately 84% of such stockholder's shares), and 100,000 shares (representing approximately 50% of such stockholder's shares), respectively. In addition, certain affiliates of Susan C. Schnabel, the Company's Lead Director and the Company's Chairman of the Nominating and Corporate Governance Committee, sold a total of 10,079,708 (representing all of such stockholders' shares) shares to the Company. As a result of such sales, John A Janitz, the Chairman of the Company's Compensation Committee, and Mr. Schiano each received $170 resulting from their pecuniary interest in 110,504 shares previously held by such affiliates of Ms. Schnabel.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

        We have audited STR Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). STR Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, STR Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows of STR Holdings, Inc. and our report dated March 13, 2014 expressed an unqualified opinion.

/s/ UHY LLP

New York, NY
March 13, 2014

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

        As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

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

        We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992).

        Based on our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears under Item 9A.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company's fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

 PART III

        All information in this Part may be found in the Company's proxy statement (the "Proxy Statement") to be delivered to stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report in connection with the annual meeting of stockholders, which is scheduled for May 13, 2014 (the "Annual Meeting") and such information is incorporated in this report by reference pursuant to General Instruction G (3) of Form 10-K.

        A list of the Company's executive officers, together with their respective offices presently held with the Company or its subsidiaries, their business experience since January 1, 2008, and their ages as of the date of this report is set forth under Item 1—Business above.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedule

        (a)   List of documents filed as part of this report or incorporated herein by reference:

          (1)   Financial Statements:

        The following financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

          (2)   Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	132

Schedule II—Valuation and Qualifying Accounts
STR Holdings, Inc. and Subsidiaries

	Beginning Balance	Additions/ Charged to Expenses	Currency Impact	Reductions	Balance at End of Period
Accounts Receivable Allowance for Doubtful Accounts:
Year ended December 31, 2013	$118	1,824	109	—	$2,051
Year ended December 31, 2012	$225	486	—	(593)	$118
Year ended December 31, 2011	$255	379	—	(409)	$225
Tax Valuation Allowance:
Year ended December 31, 2013	$491	756	—	—	$1,247
Year ended December 31, 2012	$—	491	—	—	$491
Year ended December 31, 2011	$—	—	—	—	$—

        (3)   Exhibits:

EXHIBIT INDEX

2.1	Equity Purchase Agreement, dated August 15, 2011, by and among Specialized Technology Resources, Inc., Underwriters Laboratories, Inc. and STR Holdings, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 8, 2011 (file no. 001-34529) and incorporated herein by reference).
2.2
Amendment Agreement with respect to Equity Purchase Agreement, dated September 1, 2011, by and among Specialized Technology Resources, Inc., Underwriters Laboratories, Inc. and STR Holdings, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on September 8, 2011 (file no. 001- 34529) and incorporated herein by reference).
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

†*10.6	Form of STR Holdings, Inc. Restricted Stock Agreement for executive officers that held incentive units in STR Holdings (New) LLC. (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.7
Form of STR Holdings, Inc. Restricted Stock Agreement for other holders of units in STR Holdings (New) LLC. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.8
Form of Restricted Stock Agreement of STR Holdings, Inc. (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.9
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
10.14
Credit Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2011 (file no. 001-34529) and incorporated herein by reference).
10.15
Exhibits to Credit Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2011 (file no. 001-34529) and incorporated herein by reference).
10.16
Security and Pledge Agreement, dated as of October 7, 2011, among STR Holdings, Inc., as borrower, the other parties identified as Obligors therein and Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2011 (file no. 001-34529) and incorporated herein by reference).

10.17	First Amendment to Credit Agreement and Security Agreement, dated as of September 28, 2012, among STR Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (filed as Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)
10.18	Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Company's Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)
10.19	Form of Executive Option Agreement (filed as Exhibit 10.3 to the Company's Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference)
10.20
Executive Severance Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen (filed as Exhibit 10.4 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)
10.21
Executive Severance Agreement dated October 1, 2012 between the Company and Barry A. Morris (filed as Exhibit 10.5 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)
10.22
Executive Severance Agreement dated October 1, 2012 between the Company and Alan N. Forman (filed as Exhibit 10.6 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)
10.23
Executive Severance Agreement dated October 1, 2012 between the Company and Joseph C. Radziewicz (filed as Exhibit 10.7 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)
10.24
Executive Option Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen (filed as Exhibit 10.8 to the Company's Form 10-Q filed on November 8, 2012 (file no.001-34529) and incorporated herein by reference)
10.25
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
*21	Subsidiaries of STR Holdings, Inc.
*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.DEF	XBRL Definition Linkbase Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 13, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name		Title	Date

By: Name:	/s/ ROBERT S. YORGENSEN Robert S. Yorgensen	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2014
By: Name:	/s/ JOSEPH C. RADZIEWICZ Joseph C. Radziewicz	Vice President and Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2014
By: Name:	/s/ DENNIS L. JILOT Dennis L. Jilot	Chairman	March 13, 2014
By: Name:	/s/ SCOTT S. BROWN Scott S. Brown	Director	March 13, 2014
By: Name:	/s/ ROBERT M. CHISTE Robert M. Chiste	Director	March 13, 2014
By: Name:	/s/ JOHN A. JANITZ John A. Janitz	Director	March 13, 2014

Name		Title	Date

By: Name:	/s/ ANDREW M. LEITCH Andrew M. Leitch	Director	March 13, 2014
By: Name:	/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director	March 13, 2014