Form 10-Q
period 2014-03-31
STR HOLDINGS, INC.
filed 2014-05-07
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

Or

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001–34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27–1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Craftsman Road, East Windsor, Connecticut	06088
(Address of principal executive offices)	(Zip Code)

(860) 763–7014

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

At April 30, 2014, there were 26,371,704 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,457	$58,173
Accounts receivable, trade, less allowances for doubtful accounts of $2,107 and $2,051 in 2014 and 2013, respectively	6,127	4,771
Inventories, net	9,542	8,557
Prepaid expenses	667	925
Deferred tax assets	1,860	2,081
Income tax receivable	12,610	11,812
Other current assets	4,184	561
Total current assets	61,447	86,880
Property, plant and equipment, net	26,774	28,398
Deferred tax assets	12,493	13,198
Other noncurrent assets	1,612	733
Total assets	$102,326	$129,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,248	$2,636
Accrued liabilities (Note 6)	9,202	8,432
Other current liabilities	—	630
Income taxes payable	861	859
Total current liabilities	16,311	12,557
Other long—term liabilities	4,792	4,790
Total liabilities	21,103	17,347
COMMITMENTS AND CONTINGENCIES (Note 7)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 26,325,521 and 26,321,799 issued and outstanding, respectively, in 2014 and 41,886,915 and 41,883,193 issued and outstanding, respectively, in 2013	262	417
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	210,140	235,836
Accumulated deficit	(127,063)	(122,421)
Accumulated other comprehensive loss, net	(2,059)	(1,913)
Total stockholders’ equity	81,223	111,862
Total liabilities and stockholders’ equity	$102,326	$129,209

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended March 31,
	2014	2013
Net sales	$9,336	$11,215
Cost of sales	10,017	11,916
Gross loss	(681)	(701)
Selling, general and administrative expenses	2,975	4,137
Research and development expense	256	904
Provision for bad debt expense	24	340
Operating loss	(3,936)	(6,082)
Interest income, net	4	1
Amortization of deferred financing costs	—	(17)
Loss on disposal of fixed assets	(433)	—
Foreign currency transaction (loss) gain	(138)	44
Loss from continuing operations before income tax expense (benefit)	(4,503)	(6,054)
Income tax expense (benefit) from continuing operations	139	(1,844)
Net loss from continuing operations	$(4,642)	$(4,210)
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—
Income tax benefit from discontinued operations	—	—
Net earnings from discontinued operations	—	—
Net loss from continuing operations	$(4,642)	$(4,210)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $10 and $(188), respectively)	(146)	(349)
Other comprehensive loss	(146)	(349)
Comprehensive loss	$(4,788)	$(4,559)
Net loss per share (Note 3):
Basic from continuing operations	$(0.12)	$(0.10)
Basic from discontinued operations	—	—
Basic	$(0.12)	$(0.10)

Diluted from continuing operations	$(0.12)	$(0.10)
Diluted from discontinued operations	—	—
Diluted	$(0.12)	$(0.10)
Weighted—average shares outstanding (Note 3):
Basic	40,238,712	41,556,736
Diluted	40,238,712	41,556,736

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(4,642)	$(4,210)
Net earnings from discontinued operations	—	—
Net loss from continuing operations	(4,642)	(4,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	511	492
Amortization of deferred financing costs	—	17
Stock-based compensation expense	613	354
Loss on disposal of property, plant and equipment	433	—
Provision for bad debt expense	24	340
Income tax receivable non-cash	(922)	(1,634)
Deferred income tax expense (benefit)	1,057	(248)
Changes in operating assets and liabilities:
Accounts receivable	(1,413)	916
Inventories, net	(3,499)	1,024
Other current assets	(457)	(480)
Accounts payable	3,588	1,065
Accrued liabilities	629	(1,231)
Income taxes payable	2	(138)
Other, net	(831)	72
Net cash used in continuing operations	(4,907)	(3,661)
Net cash provided by discontinued operations	—	738
Total net cash used in operating activities	(4,907)	(2,923)

INVESTING ACTIVITIES
Capital expenditures	(946)	(480)
Net cash used in continuing operations	(946)	(480)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(946)	(480)

FINANCING ACTIVITIES
Repurchase of common stock in tender offer	(25,836)	—
Proceeds from common stock issued under employee stock purchase plan	1	9
Net cash (used in) provided by continuing operations	(25,835)	9
Net cash used in discontinued operations	—	—
Total net cash (used in) provided by financing activities	(25,835)	9
Effect of exchange rate changes on cash	(28)	(216)

Net change in cash and cash equivalents	(31,716)	(3,610)
Cash and cash equivalents, beginning of period	58,173	81,985
Cash and cash equivalents, end of period	$26,457	$78,375

SUPPLEMENTAL DISCOLSURE OF NON-CASH INVESTING ACTIVITIES
Proceeds received from sale of land	$1,912	$—

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10—Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in STR Holdings, Inc.’s (the “Company”) Form 10—K filed with the SEC on March 13, 2014. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements in the three months ended March 31, 2014 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended March 31,
	2014	2013
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(4,642)	$(4,210)
Net earnings from discontinued operations	—	—
Net loss	$(4,642)	$(4,210)
Denominator:
Weighted—average shares outstanding	40,238,712	41,556,736
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	—	—
Weighted—average shares outstanding with dilution	40,238,712	41,556,736

Net loss per share:
Basic from continuing operations	$(0.12)	$(0.10)
Basic from discontinued operations	—	—
Basic	$(0.12)	$(0.10)

Diluted from continuing operations	$(0.12)	$(0.10)
Diluted from discontinued operations	—	—
Diluted	$(0.12)	$(0.10)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—LOSS PER SHARE (Continued)

As of March 31, 2014, the Company had 26,321,799 shares outstanding. On March 7, 2014 in connection with a modified “Dutch Auction” tender offer, the Company repurchased 15,611,958 shares of its common shares at $1.54 per share (refer to Note 11). As such, the weighted—average shares for the first quarter of 2014 does not reflect the full impact of the shares repurchased since the transaction occurred in the last month of the first quarter.

Due to the loss from continuing operations for the three months ended March 31, 2013, diluted weighted—average common shares outstanding does not include 193 shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti—dilutive.

Since the effect would be anti—dilutive, there were 10 and 193 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted—average shares outstanding for the three months ended March 31, 2014 and 2013, respectively.

Since the effect would be anti—dilutive, there were 2,664,963 and 3,929,910 stock options outstanding that were not included in the computation of diluted weighted—average shares outstanding for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4—INVENTORIES

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished goods	$3,523	$2,938
Raw materials	6,324	6,064
Reserve	(305)	(445)
Inventories, net	$9,542	$8,557

On January 13, 2014, the Company’s indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the “Agreement”) with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. (“FeiYu”) and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu. Pursuant to the Agreement, the Company will purchase certain solar encapsulant products manufactured by FeiYu to the Company’s specifications. The Company will supply FeiYu with all of the proprietary information and assistance necessary to manufacture the products.

As part of the Agreement, the Company transferred $2,502 of raw material inventory to FeiYu. FeiYu is obligated to pay for the raw material inventory over the term of the Agreement with half being due on December 31, 2014 and the remaining half being due on December 31, 2015. As of March 31, 2014, approximately $1,251 is reflected as other current assets and $1,251 as other noncurrent assets in the Condensed Consolidated Balance Sheet.

NOTE 5—LONG—LIVED ASSETS

Impairment Testing

In accordance with ASC 350—Intangibles—Goodwill and Other and ASC 360—Property, Plant and Equipment, the Company assesses the impairment of its long—lived assets, including its property, plant and equipment, whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company’s long—lived assets consist solely of property, plant and equipment as of March 31, 2014. At March 31, 2014, there were no indicators which significantly changed from prior impairment tests and a detailed impairment analysis was not performed. However, the Company did perform an analysis using appraisals and other data in order to assess the recoverability of its property, plant and equipment as of March 31, 2014. As a result of this analysis, the Company determined its long—lived assets were recoverable and its depreciable lives were appropriate as of March 31, 2014. If the Company experiences a significant reduction in future sales volume, further average sale price (“ASP”) reductions, lower profitability or ceases operations at any of its facilities, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—LONG—LIVED ASSETS (Continued)

Sale of China Land Use Right

On March 14, 2014, the Company agreed to sell, and the Administration Committee of Changkun Industrial Government (the “Buyer”) agreed to purchase, the Company’s land use rights for a parcel of land located in Suzhou, China for $1,924. The Company recorded a loss of disposal on fixed assets for the sale of this asset of $435 for the three months ended March 31, 2014. The amount due to the Company from the Buyer is included in other current assets on the Company’s Condensed Consolidated Balance Sheet.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Product performance (see Note 7)	$4,193	$4,141
Grants (see Note 7)	1,073	1,071
Salary and wages	1,026	412
Professional fees	761	563
Restructuring severance and benefits (see Note 8)	1,246	1,667
Environmental (see Note 7)	76	76
Other	827	502
Total Accrued liabilities	$9,202	$8,432

NOTE 7—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to claims and litigation in the normal course of its operations. There have been no material developments in the three months ended March 31, 2014 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10—K for the year ended December 31, 2013. In addition, there were no new material legal proceedings during the quarter.

Product Performance

The Company does not typically provide contractual performance warranties on its products. However, on limited occasions, the Company incurs costs to service or replace its products in connection with specific product performance matters. The Company has accrued for specific product performance matters incurred in 2014 and 2013 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2014	March 31, 2013
Balance as of beginning of year	$4,141	$3,959
Additions	223	15
Reductions	(178)	—
Foreign exchange impact	7	(113)
Balance as of end of period	$4,193	$3,861

The majority of this accrual relates to a quality claim by one of the Company’s customers in connection with a non—encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006 and is currently attempting to resolve this matter.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450—Contingencies, the Company has accrued the estimated cost to remediate. The following table summarizes the Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2014	March 31, 2013
Balance as of beginning of year	$76	$105
Additions	—	—
Reductions	—	(14)
Balance as of end of period	$76	$91

Spanish Grants

The Company’s Spanish subsidiary has received financial grants for certain fixed assets that requires the Company’s Spanish subsidiary to maintain a specific level of employment and to continue to operate certain fixed assets. In the third quarter of 2013, the Company’s Spanish subsidiary repaid $1,558 of grants that were accrued in 2012 in conjunction with cost-reduction measures that failed to comply with employment level requirements for certain grants. As of March 31, 2014, approximately $1,073 was accrued for potential breach of grant requirements relating to employment level requirements. If the Company’s Spanish subsidiary fails to satisfy these or other requirements, such subsidiary will not qualify for future incentives and may be required to refund a portion of previously granted incentives. If the Company’s Spanish subsidiary fails to comply with its obligations under the grants, or the respective government agencies determine that the Company’s Spanish subsidiary has not complied with all of its grants, the Company could be required to make additional repayments ranging from $0 to $4,000. Any such potential repayment, which is not probable or reasonably estimable, would be in excess of what the Company has accrued as of March 31, 2014 and could have a material adverse effect on the Company’s results of operations, prospects, cash flows and financial condition.

NOTE 8—COST—REDUCTION ACTIONS

In connection with ongoing cost-reduction measures by the Company, on October 15, 2013, the Company eliminated the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance effective November 15, 2013. These cost—reduction actions were implemented to better align the Company’s organization and cost—structure to its current and expected level of business. Total severance costs incurred in the fourth quarter of 2013 was $1,650.

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, the Company announced plans in 2013 to cease production at its Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, the Company recognized severance and other benefits of $386 in cost of sales and $377 in selling, general and administrative expenses in 2013. As of March 31, 2014, the Company’s Malaysia facility is currently manufacturing product and is considered held and used.

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

The activity during the first three months ended March 31, 2014 related to minor adjustments for cost-reduction actions initiated in 2013.

	March 31, 2014	March 31, 2013
Balance as of beginning of year	$1,934	$200
Additions	27	1,573
Reductions	(448)	(1,547)
Balance as of end of period	$1,513	$226

The restructuring accrual as of March 31, 2014 consists of $1,246 for severance and benefits and $267 of other exit costs included in the grants accrued liabilities line item.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—FAIR VALUE MEASUREMENTS

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

•                  Level 2—unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and

•                  Level 3—unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of March 31, 2014:

	Financial assets and liabilities at fair value as of March 31, 2014
	Level 1	Level 2	Level 3

Money market funds (1)	$3,436	$—	$—
Deferred compensation (2)	$—	$202	$—
Total	$3,436	$202	$—

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2013:

	Financial assets and liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3

Money market funds (1)	$29,458	$—	$—
Deferred compensation (2)	$—	$830	$—
Total	$29,458	$830	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Included in other long—term liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 12 for further information.

NOTE 10—INCOME TAXES FROM CONTINUING OPERATIONS

During the three months ended March 31, 2014, the Company recorded an income tax expense of $139 resulting in an effective tax rate of (3.1)%. The primary driver was a $1,058 non-cash deferred tax asset write-off associated with stock option cancellations. The projected annual effective tax rate excluding discrete items primarily related to disallowed foreign losses and stock option cancellations is a benefit of 34.7% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by incentive stock option expense disallowance.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—INCOME TAXES FROM CONTINUING OPERATIONS (Continued)

2014 Stock Option Cancellation

During the three months ended March 31, 2014, 1,106,342 stock options were canceled due to the termination of employment of certain employees at the end of 2013. Since no tax windfall pool existed in additional paid-in-capital, the reduction in the deferred tax asset of $1,058 was charged to income tax expense as a discrete item during the three months ended March 31, 2014.

NOTE 11—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2014 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2013	41,768,526	$417	3,722	$(57)	$235,836	$(122,421)	$(1,913)	$111,862
Stock—based compensation	53,286	1	—	—	459	—	—	460
Employee stock purchase plan	404	—	—	—	1	—	—	1
Tender offer	(15,611,958)	(156)	—	—	(26,156)	—	—	(26,312)
Net loss	—	—	—	—		(4,642)	—	(4,642)
Foreign currency translation, net of tax	—	—	—	—	—	—	(146)	(146)
Balance at March 31, 2014	26,210,258	$262	3,722	$(57)	$210,140	$(127,063)	$(2,059)	$81,223

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At March 31, 2014, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2014, there were 26,325,521 shares issued and 26,321,799 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 26,321,799 shares outstanding are 26,210,258 shares of common stock and 111,541 shares of unvested restricted common stock.

On January 31, 2014, the Company commenced a modified “Dutch Auction” tender offer (the “Offer”) to repurchase, for cash, up to $30,000 of shares of the Company’s common stock. On March 7, 2014, the Offer closed resulting in the repurchase of 15,611,958 shares at $1.54 per share. The Company used a portion of the Company’s cash and cash equivalents to purchase and retire such shares of its common stock for an aggregate purchase price of $24,042, excluding fees and expenses associated with the Offer. Fees and expenses relating to the tender amounted to $2,270, of which $1,794 was paid during the three months ended March 31, 2014.

Treasury Stock

In connection with the Company’s former debt agreements, the Company was permitted to repurchase shares of its common stock owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. As of March 31, 2014 and 2013, there were 3,722 shares held in treasury that were purchased at a cost of $57.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—STOCK—BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 6,200,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock—based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three year period and expire ten years from date of grant. There were 2,927,115 shares available for grant under the 2009 Plan as of March 31, 2014.

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2014:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2013	3,771,305	$9.13	6.71	$3.87	$(28,436)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	(1,106,342)	$8.61	—	$3.73	$—
Balance at March 31, 2014	2,664,963	$9.35	6.38	$3.92	$—
Vested and exercisable as of March 31, 2014	2,141,005	$10.85	5.85	$4.43	$(19,826)
Vested and exercisable as of March 31, 2014 and expected to vest thereafter	2,664,963	$9.35	6.38	$3.92	$(20,680)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.59 of the Company’s common stock on March 31, 2014.

As of March 31, 2014, there was $633 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted—average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—STOCK—BASED COMPENSATION (Continued)

The following table summarizes the restricted common stock activity of the Company for the three months ended March 31, 2014:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2013	114,667	$4.32
Granted	50,160	$—
Vested	(53,286)	$8.11
Canceled	—	$—
Unvested at March 31, 2014	111,541	$4.22
Expected to vest after March 31, 2014	111,541	$4.22

As of March 31, 2014, there was $200 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted—average remaining vesting period of approximately 0.9 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock—based compensation related to these awards will be different from its expectations.

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

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods during the year in which eligible employees may participate. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased multiplied by the 10% discount is recorded by the Company as stock—based compensation. The Company recorded $0 and $1 in stock—based compensation expense relating to the ESPP for the three months ended March 31, 2014 and March 31, 2013, respectively. There were 480,153 shares available for purchase under the ESPP as of March 31, 2014.

The Company has a deferred compensation arrangement with a certain member of management which states upon the earlier of December 31, 2015, sale of the Company, or termination of employment for any reason, the member is entitled to a payment based upon a formula set forth in his employment agreement. The payment is tied to distribution amounts the member would have received with respect to his former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment is capped at $550. In accordance with ASC 718-30, the obligation should be remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the Company’s common stock price at March 31, 2014, $202 of accrued compensation is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet.

In 2014, the Compensation Committee of the Board of Directors modified its annual management incentive plan (“MIP”) for its named executive officers. Starting in 2014, the executive officers will receive shares of the Company’s common stock rather than cash upon the achievement of the annual EBITDA target. In accordance with ASC 718—Compensation, it was determined that the Company will expense the stock-based compensation ratably over the year if it is probable the EBITDA target will be achieved. For the three months ended March 31, 2014, the Company recognized $151 in stock-based compensation expense. In accordance with ASC 260—Earnings per Share, the Company determined the shares earned will be included in basic EPS only when they are issued.  For diluted EPS, the Company will include the hypothetical amount based on the average stock price for the quarter and weight them based on the reporting period when it is reasonably expected to achieve the performance target. For the three months ended March 31, 2014, the Company did not have any share impact.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—STOCK—BASED COMPENSATION (Continued)

Stock—based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended March 31,
	2014	2013
Cost of sales	$—	$—
Selling, general and administrative expense	$613	$350
Research and development expense	$—	$4
Total stock-based compensation expense	$613	$354
Total option exercise recognized tax benefit	$—	$—

NOTE 13—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income, income tax (expense) benefit, depreciation, stock—based compensation expense, amortization of deferred financing costs, restructuring and certain non—recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended March 31,
	2014	2013
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,923)	$(3,619)
Depreciation	(511)	(492)
Amortization of deferred financing costs	—	(17)
Interest income, net	4	1
Income tax (expense) benefit	(139)	1,844
Restructuring	(27)	(1,573)
Stock—based compensation	(613)	(354)
Loss on disposal of fixed assets	(433)	—
Net Loss from Continuing Operations	$(4,642)	$(4,210)

Operations by Geographic Area

	Three Months Ended March 31,
	2014	2013
Net Sales
Spain	$6,525	$3,649
Malaysia	2,359	6,237
United States	2	1,329
China	450	—
Total Net Sales	$9,336	$11,215

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long—Lived Assets by Geographic Area

	March 31,	December 31,
	2014	2013
Long—Lived Assets
United States	$7,244	$6,906
Malaysia	9,220	9,354
Spain	8,928	9,141
China	1,380	2,994
Hong Kong	2	3
Total Long—Lived Assets	$26,774	$28,398

Foreign sales are based on the country in which the sales originate. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2014 was $5,367. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2013 was $8,309.

Accounts receivable from the two customers amounted to $4,624 and accounts receivable from four customers amounted to $4,148 as of March 31, 2014 and December 31, 2013, respectively.

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

The Company also launched a quality assurance (“QA”) business during the 1970’s, which provided product development, inspection, testing and audit services that enabled our retail and manufacturing customers to determine whether products met applicable safety, regulatory, quality, performance and social standards. In September 2011, we sold our QA business to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. We divested our QA business to allow us to focus exclusively on our solar encapsulant business and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long—term debt. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Quarterly Report on Form 10—Q. Further information about our divestiture of the QA business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Developments and Strategy

Strategic Review

Our sales and profitability have declined significantly since 2011 driven by a rapid shift of solar module production from the United States and Europe to Asia, the loss of First Solar, Inc. (“First Solar”), our former largest customer, during the first half of 2013, financial distress of certain of our key customers, intensified competition and steep price declines resulting from excess capacity throughout the solar manufacturing industry.

During this period of time, we have been attempting to execute on our core strategy, which consisted of four areas of focus: (i) improve sales volumes from current levels, (ii) further reduce our cost structure, (iii) innovate new products and (iv) maintain adequate liquidity. We have attempted to improve our financial performance by focusing on cost-reductions, trying to increase our sales to Chinese module manufacturers and working to reduce the rate of decline of our cash balance from operating losses and capital expenditures.

In January 2013, our Board of Directors initiated a review of strategic alternatives. The objective of the review was to identify ways to maximize value for our stockholders given the significant challenges and risks faced by our business. We retained two nationally recognized investment banks (one of such investment banks, the “Financial Adviser”) and in August 2013 we retained a nationally recognized restructuring and consulting firm (the “Restructuring Adviser”), each as independent advisers to assist us with evaluating certain financial and operational aspects of various strategic alternatives. In March 2013, we formed the Strategic Transaction Committee of the Board of Directors to review, analyze and make recommendations to the Board of Directors regarding strategic alternatives which included a possible sale of our business, a pivot to another growth industry, mergers, acquisitions, the winding down of our encapsulant business, returning capital to our stockholders and other potential transactions — all with the intent of delivering the highest risk-adjusted return to our stockholders.

Concurrent with our assessment of strategic alternatives, solar industry dynamics began to improve as consolidation continued, easing the overcapacity that plagued the industry during the past few years. Additionally, by making improvements in our encapsulant formulations for adoption by China solar module manufacturers and implementing a low-shrink paperless manufacturing process, we developed a new operating plan (the “China Tolling Plan”).

Please refer to Strategic Review in Part 1, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a more comprehensive discussion on the assessment of strategic alternatives.

The China Tolling Plan

As discussed above, during the fourth quarter of 2013, in response to declining sales and profitability and the increase of solar module production in China over the past several years, we adopted a new operating plan, referred to as “the China Tolling Plan”. This new approach contemplates licensing our encapsulant technology to third-party encapsulant manufacturers and the purchase of such licensed products from local Chinese encapsulant manufacturing companies for sale by us to existing and new Chinese customers. We expect that this new plan may provide significant benefits to us, including: (i) immediate manufacturing capacity in China, (ii) a significant reduction in capital expenditures associated with building a new manufacturing facility in China,   (iii) cash proceeds from the sale of real property that we own in China and (iv) once the initial transition occurs a reduction in working capital investment otherwise required to manufacture products once the initial transition occurs. However, certain Chinese customers require that we manufacture encapsulants in our own facility in China, and for these customers we are completing the renovation of a leased manufacturing facility. We expect that such facility will become operational by the end of the second quarter of 2014.

In furtherance of the China Tolling Plan, on January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the “Agreement”) with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. (“FeiYu”) and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu. Pursuant to the Agreement, we will purchase certain solar encapsulant products manufactured by FeiYu to our specifications. We will supply FeiYu with all of the proprietary information and assistance necessary to manufacture the products. We have also supplied FeiYu with raw materials worth approximately $2.5 million, which FeiYu has agreed to pay to us over the term of the Agreement. We anticipate that at full capacity FeiYu could provide approximately 2.5 GW per year of encapsulant product to us in China. This transition entailed significant coordination in training, testing and supply chain logistics. After encountering some unexpected delays, FeiYu initiated production and commenced small shipments in the latter part of the first quarter.

After due consideration, the Board of Directors concluded that the China Tolling Plan in combination with the return of excess cash to stockholders was the best alternative currently available to maximize stockholder value. On January 31, 2014, we commenced a modified “Dutch auction” tender offer (the “Offer”) to repurchase, for cash, up to $30.0 million of shares of our common stock. On March 7, 2014, we closed on the Offer and purchased a total of 15,611,958 shares at $1.54 per share for an aggregate purchase price of $24.0 million, excluding fees and expenses associated with the Offer.

We will continue to assess strategic alternatives as we execute the China Tolling Plan with the intention of maximizing value to our stockholders. In the event that the Company does not meet or exceed the financial performance objectives contemplated under the China Tolling Plan, the Company will consider pursuing other strategic alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of its assets, joint ventures, the dissolution of the Company, and other transactions outside the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long—lived assets, product performance matters, income taxes, stock—based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10—K filed with the Securities and Exchange Commission on March 13, 2014.

There have been no changes in our critical accounting policies during the quarter ended March 31, 2014.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Net sales	$9,336	$11,215
Cost of sales	10,017	11,916
Gross loss	(681)	(701)
Selling, general and administrative expenses	2,975	4,137
Research and development expense	256	904
Provision for bad debt expense	24	340
Operating loss	(3,936)	(6,082)
Interest income, net	4	1
Amortization of deferred financing costs	—	(17)
Loss on disposal of fixed assets	(433)	—
Foreign currency transaction (loss) gain	(138)	44
Loss from continuing operations before income tax expense (benefit)	(4,503)	(6,054)
Income tax expense (benefit) from continuing operations	139	(1,844)
Net loss from continuing operations	$(4,642)	$(4,210)

Net Sales

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$9,336	100.0%	$11,215	100%	$(1,879)	(16.8)%

The decrease in net sales for the three months ended March 31, 2014 compared to the corresponding period in 2013 was driven by an approximate 24% decrease in our average selling price (“ASP”), which was partially offset by an approximate 10% increase in sales volume.

The ASP decline was driven by low-cost competitors from China and new competition in the encapsulant market that increased price competition. In addition, excess capacity existed at many module manufacturers, which neutralized our encapsulants’ competitive advantage relating to manufacturing throughput in periods of tight capacity.

We were informed in January 2013, that our former largest customer, First Solar, would cease sourcing encapsulant from us starting the first half of 2013. First Solar accounted for $5.2 million, or 46% of our first quarter 2013 net sales.

In 2013, we embarked on introducing our next-generation encapsulant formulation with a focus on growing our market share with Chinese module manufacturers. We believe our next-generation encapsulant formulation possesses enhanced potential induced degradation properties and has been specifically engineered for the manufacturing processes typically used in China. We experienced a delay in our product introduction in August of 2013 as we were notified by certain target customers that a small percentage of our product was not performing properly in their manufacturing process. Based upon this feedback, we worked to improve the manufacturing process window of our formula with the customer’s lamination cycle. In the fourth quarter of 2013, certain customers provided positive feedback on the modifications made to our next-generation EVA encapsulants, and we started to receive repeat orders. The 10% volume increase in the first quarter of 2014 compared to the corresponding 2013 period was driven by initial share wins in China with our next-generation encapsulant. When removing the impact of First Solar in the first quarter of 2013, net sales increased by 55% in the first quarter of 2014 driven by an approximate 90% increase in sales volume.

On a sequential basis, net sales increased $2.7 million or 40% compared to the three months ended December 31, 2013. This increase was primarily driven by a 50% increase in sales volume mainly due to continued growth with a large Chinese customer and improved demand from our European customer base. Our ASP declined by 7% due to continued price competition and customer mix.

During the remainder of 2014, we intend to continue to actively push our product introduction with additional Chinese module manufacturers with the goal of increasing our net sales and profitability.

Cost of Sales

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$10,017	107.3%	$11,916	106.3%	$(1,899)	(15.9)%

The decrease in our cost of sales for the three months ended March 31, 2014 compared to the corresponding period in 2013 reflects $1.3 million of lower restructuring charges, a 26% percent increase in paperless product sales mix and lower purchase price of resin. In addition, overhead costs decreased by $0.9 million mostly due to the benefit of prior cost reductions, including the indirect headcount reduction actions made during 2013, including ceasing production at our East Windsor, Connecticut facility. These favorable impacts more than offset increased variable costs associated with the 10% increase in sales volume, $0.2 million of product retrofit costs and higher scrap.

Gross Loss

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross loss	$(681)	(7.3)%	$(701)	(6.3)%	$20	2.9%

Gross loss as a percentage of net sales increased for the three month period ended March 31, 2014 mainly as a result of the 24% ASP decline, higher scrap and $0.2 million of product retrofit costs which more than offset $1.3 million of lower restructuring charges, a 26% percent increase in paperless product sales mix, lower purchase price of resin and benefits from prior cost-reduction actions.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$2,975	31.9%	$4,137	36.9%	$(1,162)	(28.1)%

SG&A decreased $1.2 million for the three months ended March 31, 2014 compared to the corresponding period in the prior year. This decrease was primarily driven by a $0.8 million decrease in labor and benefits due to headcount reductions taken during 2013. In addition, we had a $0.3 million decrease in both professional fees and restructuring charges. These decreases were offset by $0.3 million of increased non-cash stock-based compensation primarily related to the management incentive program.

Research and Development Expense (“R&D”)

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Research and development expense	$256	2.7%	$904	8.1%	$(648)	(71.7)%

Research and development expense decreased $0.6 million for the three months ended March 31, 2014 compared to the corresponding period in the prior year. This decrease was driven by cost—reduction measures. During the third quarter of 2013, we significantly reduced our research and development headcount to scale down general development efforts and focus our efforts to optimize our next-generation EVA encapsulant formulation. In addition, we eliminated the position of Chief Technology Officer effective November 15, 2013. Our President and Chief Executive Officer is directly overseeing the research and development function.

Provision for Bad Debt Expense

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision for bad debt expense	$24	0.3%	$340	3.0%	$(316)	(92.9)%

The provision for bad debt expense recorded in the first quarter of 2013 primarily related to one of our Asian customers declaring bankruptcy. In 2014, overall solar industry conditions have improved leading to increased profitability for many companies throughout the supply chain which has aided cash collection efforts.

Interest Income, Net

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest income, net	$4	0.0%	$1	0.0%	$3	300.0%

The increase in interest income, net was primarily the result of the decrease in the commitment fee expense as a result of terminating our prior revolving senior credit facility during the third quarter of 2013. This expense savings more than offset lower interest income earned due to lower cash balances in the first quarter of 2014 compared to the corresponding 2013 period.

Amortization of Deferred Financing Costs

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$—	—%	$17	0.2%	$(17)	(100.0)%

Amortization of deferred financing costs decreased as a result of terminating our prior revolving senior credit facility during the third quarter of 2013. At that time, we wrote-off the remaining balance of deferred financing costs.

Loss on Disposal of Fixed Assets

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Loss on Disposal of Fixed Assets	$(433)	(4.6)%	$—	—%	$433	(100.0)%

On March 14, 2014, we agreed to sell, and the Administration Committee of Changkun Industrial Government (the “Buyer”) agreed to purchase our land use rights for a parcel of land located in Suzhou, China for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million for the three months ended March 31, 2014. The amount due to us from the Buyer is included in other current assets on our Condensed Consolidated Balance Sheet.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(138)	(1.5)%	$44	0.4%	$182	413.6%

The foreign currency transaction loss for the three months ended March 31, 2014 was $0.1 million compared to a gain of less than $0.1 million in the corresponding 2013 period. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which increased 7% for the three months ended March 31, 2014 compared to a 4% decrease during the corresponding 2013 period. Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spanish facility.

Income Tax Expense (Benefit) from Continuing Operations

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense (benefit)	$139	1.5%	$(1,844)	16.4%	$1,983	107.5%

During the three months ended March 31, 2014, we recorded an income tax expense of $0.1 million, resulting in an effective tax rate of (3.1)%. The tax provision reflects discrete items in the quarter primarily relating to disallowed foreign losses and stock option cancellations resulting in a $1.7 million expense in the quarter. The projected annual effective tax rate excluding these discrete items is a benefit of 34.7% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by incentive stock option expense disallowance.

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

A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective rate to change significantly.

Net Loss from Continuing Operations and Net Loss

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations	$(4,642)	(49.7)%	$(4,210)	(37.5)%	$432	10.3%

Net loss from continuing operations for the three months ended March 31, 2014 increased compared to the corresponding 2013 period driven by a reduced income tax benefit, loss on sale of fixed assets and lower net sales resulting in lower gross profit that more than offset reduced bad debt expense and cost—reduction actions, which drove lower manufacturing costs, SG&A and R&D expenses.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non—GAAP EPS. See Note 13—Reportable Segment and Geographical Information located in the Notes to the condensed consolidated financial statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non—GAAP EPS from continuing operations (“non—GAAP EPS”) is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended March 31,
	2014	2013
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,923)	$(3,619)
Depreciation	(511)	(492)
Amortization of deferred financing costs	—	(17)
Interest income, net	4	1
Income tax (expense) benefit	(139)	1,844
Restructuring	(27)	(1,573)
Stock—based compensation	(613)	(354)
Loss on disposal of fixed assets	(433)	—
Net Loss from Continuing Operations	$(4,642)	$(4,210)

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	Amount	%
Net Sales	$9,336	$11,215	$(1,879)	(16.8)%
Adjusted EBITDA	$(2,923)	$(3,619)	$696	19.2%
Adjusted EBITDA as % of Segment Net Sales	(31.3)%	(32.3)%

Adjusted EBITDA as a percentage of net sales improved for the three months ended March 31, 2014 compared to 2013 driven by lower SG&A and R&D expenses due to our prior-cost reduction actions and reduced bad debt expense that more than offset a 24% ASP decline.

Cost—Reduction Actions

In connection with ongoing cost-reduction measures, on October 15, 2013, we eliminated the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance effective November 15, 2013. These cost—reduction actions were implemented to better align our organization and cost—structure to the current and expected level of business. Total severance costs incurred in the fourth quarter of 2013 was $1.7 million.

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, we announced plans in 2013 to cease production at our Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, we recognized severance and other benefits of $0.4 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2013. As of March 31, 2014, our Malaysia facility is currently manufacturing product and is considered held and used.

On January 22, 2013, our Board of Directors approved a cost—reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified our largest customer selected an alternative supplier. In addition, we executed headcount reductions of 130 employees on a global basis during the first quarter of 2013. In conjunction with these headcount reductions, we recognized severance and other benefits of $1.3 million in cost of sales and $0.3 million in selling, general and administrative expense for the three months ended March 31, 2013.

The activity during the first three months ended March 31, 2014 related to minor adjustments for cost-reduction actions initiated in 2013.

A rollforward of the severance and other exit cost accrual activity was as follows:

	March 31,	March 31,
	2014	2013
Balance as of beginning of year	$1.9	$0.2
Additions	—	1.6
Cash utilization	(0.4)	(1.6)
Balance as of end of period	$1.5	$0.2

The restructuring accrual as of March 31, 2014 consists of $1.2 million of severance and benefits and $0.3 million of other exit costs. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

Non—GAAP Loss Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non—GAAP financial measure called non—GAAP EPS. Non—GAAP EPS is defined for the periods presented in the following table. The weighted—average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti—dilutive. However, we have included these shares in our non—GAAP EPS calculations when we have generated non—GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted—average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

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

Although we use non—GAAP EPS as a measure to assess the operating performance of our business, non—GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non—GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of restructuring and stock—based compensation expense limits the usefulness of this measure. Non—GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, management does not view non—GAAP EPS in isolation and uses other measures, such as Adjusted EBITDA, net loss from continuing operations, net sales, gross loss and operating loss, to measure operating performance.

During the current period, we have also included a deferred tax asset write-off relating to canceled stock options as a non-GAAP adjustment. Information regarding this item is set forth below:

Tax impact of option cancellation: The non-cash deferred tax asset write-off related to vested stock options that were cancelled in 2014 due to terminated employees associated with prior restructuring actions. We believe this non-cash charge was directly associated with prior restructuring actions and will not occur in our normal future operations.

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Net loss from continuing operations	$(4,642)	$(4,210)
Adjustments to net loss from continuing operations:
Amortization of deferred financing costs	—	17
Stock—based compensation expense	613	354
Restructuring	27	1,573
Tax impact of option cancellation	1,058	—
Tax effect of adjustments	(215)	(654)
Non—GAAP net loss from continuing operations	$(3,159)	$(2,920)

Basic shares outstanding GAAP	40,238,712	41,556,736
Diluted shares outstanding GAAP	40,238,712	41,556,736
Stock options	—	—
Restricted common stock	—	—
Diluted shares outstanding non—GAAP	40,238,712	41,556,736
Diluted net loss per share from continuing operations	$(0.12)	$(0.10)
Diluted non—GAAP net loss per share from continuing operations	$(0.08)	$(0.07)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of March 31, 2014, our principal source of liquidity was $26.5 million of cash. Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital expenditures and working capital. We believe that our available cash will be sufficient to meet our liquidity needs, including for capital expenditures, through at least the next 12 months.

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

Our cash and cash equivalents balance is located in the following geographies:

March 31, 2014
United States	$16,620
Spain	5,831
Malaysia	1,843
China	1,940
Hong Kong	223
Consolidated	$26,457

We do not permanently reinvest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities, the undistributed earnings of our Malaysia subsidiary will be repatriated in a tax free manner. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings. However, we plan to utilize our cash located in Hong Kong and China to fund a portion of our capital investment in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $4.9 million for the three months ended March 31, 2014 compared to net cash used in operating activities of $3.7 million for the three months ended March 31, 2013. Cash earnings increased by approximately $2.0 million for the three months ended March 31, 2014 compared to the same period in 2013. This increase was driven by cost reduction efforts that more than offset a 24% ASP decline. This favorable impact was more than offset by increased working capital investment associated with our sequential sales increase and higher inventory required to support our product introduction.  In addition, we incurred approximately $0.5 million of restructuring payments and a one-time $0.6 million deferred compensation payment in the first quarter of 2014 compared to $1.6 million of restructuring payments made in the first quarter of 2013.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was $0.7 million for the three months ended March 31, 2013 due to receiving cash refunds for our prior state tax receivable relating to the final gain on the sale of the QA business.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $0.9 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. The 2014 capital expenditures mainly related to building out our leased facility in China and enhancements made to our production equipment to convert to paperless products. The 2013 capital expenditures mainly related to improvements to our production equipment to further our conversion to paperless products. We expect remaining 2014 consolidated capital expenditures to be approximately $1.0 to $1.5 million.

We use an alternative non—GAAP measure of liquidity called free cash flow. We define free cash flow as cash used in operating activities from continuing operations less capital expenditures. Free cash flow was $(5.9) million and $(4.1) million in the three months ended March 31, 2014 and 2013, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the funding of R&D, required investment in working capital and acquisition of property and equipment, including production equipment, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, returning capital to stockholders and strengthening the Condensed Consolidated Balance Sheets. We also use this non—GAAP financial measure for financial and operational decision making and as a means to evaluate period—to—period comparisons. Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period. We compensate for this limitation by providing information about the changes in our cash balance on the face of the Condensed Consolidated Statements of Cash Flows and in the above discussion.

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash used in by operating activities	$(4,907)	$(3,661)
Less: capital expenditures	(946)	(480)
Free cash flow	$(5,853)	$(4,141)

Cash Flow from Financing Activities from Continuing Operations

Net cash used in financing activities was $25.8 million for the three months ended March 31, 2014 primarily due to the repurchase of common stock associated with the Offer. Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2013 due to proceeds received from common stock issued under our employee stock purchase plan.

Off—Balance Sheet Arrangements

We have no off—balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first three months of 2014, we were not negatively materially affected by inflation.

Recently Issued Accounting Standards

There were no recently issued accounting standards in the three months ended March 31, 2014 that had or are expected to have a material impact on our condensed consolidated financial statements.

Forward—Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, we face risks and uncertainties that include, but are not limited to, the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing sales to new customers, growing sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapuslants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) excess capacity in the solar supply chain; (10) demand for solar energy in general and solar modules in particular; (11) our operations and assets in China being subject to significant political and economic uncertainties; (12) limited legal recourse under the laws of China if disputes arise; (13) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (14) our lack of credit facility and our inability to obtain credit; (15) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (16) volatility in commodity costs; (17) our customers’ financial profile causing additional credit risk to our accounts receivable; (18) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (19)  potential product performance matters and product liability; (20) our substantial international operations and shift of business focus to emerging markets; (21) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (22) losses of financial incentives from government bodies in certain foreign jurisdictions; (23) compliance with the Continued Listing Criteria of the NYSE; (24) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re—measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the three months ended March 31, 2014 and 2013 approximately $7.0 million, or 74.7% and $3.6 million or 32.5%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our operations in China. The costs related to our foreign currency net sales are mostly denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2014 would have caused a change in consolidated net assets of approximately $2.3 million and a change in net sales of approximately $0.7 million.

Interest Rate Risk

As of March 31, 2014, we have no debt and no credit facility. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. In the first three months of 2014, we have not experienced any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) during the first fiscal quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                 Legal Proceedings

There have been no material developments in the three months ended March 31, 2014 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10—K for the year ended December 31, 2013. In addition, there were no new material legal proceedings during the quarter.

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10—K for the year ended December 31, 2013, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10—K for the year ended December 31, 2013.

Item 5.                       Other Information

None.

Item 6.                        Exhibits

10.1	Contract Manufacturing Agreement dated January 13, 2014 among STR Solar (Hong Kong), Limited, ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. and Zheijiang Xiesheng Group Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14 Securities Exchange Act Rules 13a—14(a) and 15d—14(a), pursuant to section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14 Securities Exchange Act Rules 13a—14(a) and 15d—14(a), pursuant to section 302 of the Sarbanes—Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)

Date: May 8, 2014	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)