Form 10-Q
period 2014-06-30
STR HOLDINGS, INC.
filed 2014-08-12
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). YES ☐ NO ☒

At July 31, 2014, there were 26,548,520 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	June 30, 2014 (unaudited)	December 31, 2013 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,219	$58,173
Income tax receivable	7,202	11,812
Accounts receivable, trade, less allowances for doubtful accounts of $640 and $2,051 in 2014 and 2013, respectively	8,733	4,771
Inventories, net	8,888	8,557
Prepaid expenses	701	925
Deferred tax assets	429	2,081
Assets held for sale (Note 6)	4,344	—
Other current assets	2,390	561
Total current assets	59,906	86,880
Property, plant and equipment, net	20,872	28,398
Deferred tax assets	12,917	13,198
Other long-term assets	359	733
Total assets	$94,054	$129,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,264	$2,636
Accrued liabilities (Note 7)	3,959	8,432
Other current liabilities	—	630
Income taxes payable	1,423	859
Total current liabilities	9,646	12,557
Other long—term liabilities	4,762	4,790
Total liabilities	14,408	17,347
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 26,498,601 and 26,494,879 issued and outstanding, respectively, in 2014 and 41,886,915 and 41,883,193 issued and outstanding, respectively, in 2013	263	417
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	210,268	235,836
Accumulated deficit	(128,703)	(122,421)
Accumulated other comprehensive loss, net	(2,125)	(1,913)
Total stockholders’ equity	79,646	111,862
Total liabilities and stockholders’ equity	$94,054	$129,209

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Month Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$11,222	$7,755	$20,558	$18,970
Cost of sales	12,406	7,396	22,423	19,312
Gross (loss) profit	(1,184)	359	(1,865)	(342)
Selling, general and administrative expenses	2,366	4,305	5,341	8,442
Research and development expense	295	709	551	1,613
Provision for bad debt expense	7	1,898	31	2,238
Operating loss	(3,852)	(6,553)	(7,788)	(12,635)
Interest income (expense), net	16	(7)	20	(6)
Amortization of deferred financing costs	—	(17)	—	(34)
Other income, net (Note 6 and Note 8)	2,766	—	2,766	—
Gain (loss) on disposal of fixed assets	2	(40)	(431)	(40)
Foreign currency transaction gain (loss)	24	(108)	(114)	(64)
Loss from continuing operations before income tax expense (benefit)	(1,044)	(6,725)	(5,547)	(12,779)
Income tax expense (benefit) from continuing operations	596	(2,234)	735	(4,078)
Net loss from continuing operations	(1,640)	(4,491)	(6,282)	(8,701)
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	—	—
Income tax expense from discontinued operations	—	—	—	—
Net earnings from discontinued operations	—	—	—	—
Net loss	$(1,640)	$(4,491)	$(6,282)	$(8,701)
Other comprehensive (loss) income:
Foreign currency translation (net of tax effect of $(34), $(154), $(24) and $34, respectively)	(66)	98	(212)	(251)
Other comprehensive (loss) income	(66)	98	(212)	(251)
Comprehensive loss	$(1,706)	$(4,393)	$(6,494)	$(8,952)
Net loss per share (Note 3):
Basic from continuing operations	$(0.06)	$(0.11)	$(0.17)	$(0.21)
Basic from discontinued operations	—	—	—	—
Basic	$(0.06)	$(0.11)	$(0.17)	$(0.21)

Diluted from continuing operations	$(0.06)	$(0.11)	$(0.17)	$(0.21)
Diluted from discontinued operations	—	—	—	—
Diluted	$(0.06)	$(0.11)	$(0.17)	$(0.21)
Weighted—average shares outstanding (Note 3):
Basic	26,268,066	41,607,310	36,253,108	41,574,713
Diluted from continuing operations	26,268,066	41,607,310	36,253,108	41,574,713

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(6,282)	$(8,701)
Net earnings from discontinued operations	—	—
Net loss from continuing operations	(6,282)	(8,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,026	1,016
Amortization of deferred financing costs	—	34
Stock—based compensation expense	701	1,114
Non-cash reversal of loss contingency (Note 8)	(4,089)	—
Non-cash reversal of restructuring accrual (Note 9)	(795)	—
Loss on disposal of property, plant and equipment	431	40
Provision for bad debt expense	31	2,238
Loss on reclassification on held for sale assets	1,323	—
Income tax receivable non-cash	(1,243)	(4,135)
Deferred income tax expense (benefit)	2,088	(62)
Changes in operating assets and liabilities:
Accounts receivable	(4,039)	1,097
Income tax receivable	6,243	—
Inventories, net	(614)	(1,083)
Other current assets	(337)	(584)
Accounts payable	1,636	1,986
Accrued liabilities	(374)	(1,824)
Income taxes payable	5	(60)
Other, net	(831)	258
Net cash used in continuing operations	(5,120)	(8,666)
Net cash provided by discontinued operations	—	834
Total net cash used in operating activities	(5,120)	(7,832)

INVESTING ACTIVITIES
Capital investments	(1,720)	(1,757)
Proceeds from sale of fixed assets	1,956	—
Net cash provided by (used in) continuing operations	236	(1,757)
Net cash used in discontinued operations	—	—
Total net cash provided by (used in) investing activities	236	(1,757)

FINANCING ACTIVITIES
Repurchase of common stock in tender offer	(24,042)	—
Tender offer fees	(1,984)	—
Proceeds from common stock issued under employee stock purchase plan	1	14
Net cash (used in) provided by continuing operations	(26,025)	14
Net cash used in discontinued operations	—	—
Total net cash (used in) provided by financing activities	(26,025)	14
Effect of exchange rate changes on cash	(45)	(137)

Net change in cash and cash equivalents	(30,954)	(9,712)
Cash and cash equivalents, beginning of period	58,173	81,985
Cash and cash equivalents, end of period	$27,219	$72,273

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Proceeds to be received from sale of idle fixed assets	$537	$—

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in STR Holdings, Inc.’s (the “Company”) Form 10-K filed with the SEC on March 13, 2014. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this ASU.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(1,640)	$(4,491)	$(6,282)	$(8,701)
Net loss from discontinued operations	—	—	—	—
Net loss	$(1,640)	$(4,491)	$(6,282)	$(8,701)
Denominator:
Weighted—average shares outstanding	26,268,066	41,607,310	36,253,108	41,574,713
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted—average shares outstanding with dilution	26,268,066	41,607,310	36,253,108	41,574,713

Net loss per share:
Basic from continuing operations	$(0.06)	$(0.11)	$(0.17)	$(0.21)
Basic from discontinued operations	—	—	—	—
Basic	$(0.06)	$(0.11)	$(0.17)	$(0.21)

Diluted from continuing operations	$(0.06)	$(0.11)	$(0.17)	$(0.21)
Diluted from discontinued operations	—	—	—	—
Diluted	$(0.06)	$(0.11)	$(0.17)	$(0.21)

As of June 30, 2014, the Company had 26,494,879 shares outstanding. On March 7, 2014, the Company repurchased 15,611,958 shares of its common shares at $1.54 per share in connection with a modified “Dutch Auction” tender offer. As such, the weighted-average shares for the first six months of 2014 does not reflect the full impact of the shares repurchased since the transaction occurred in the last month of the first quarter.

Due to the loss from continuing operations for the three and six months ended June 30, 2014, diluted weighted-average common shares outstanding does not include any shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti-dilutive.

Due to the loss from continuing operations for the three and six months ended June 30, 2013, diluted weighted-average common shares outstanding does not include 17 and 141 shares of unvested restricted common stock, respectively as these potential awards do not share in any net loss generated by the Company and are anti-dilutive.

Since the effect would be anti-dilutive, there were 11 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2014, respectively.  Since the effect would be anti-dilutive, there were 17 and 141 shares of common stock issued under the ESPP that were not included in the computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2013, respectively.

Since the effect would be anti-dilutive, there were 3,654,963 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2014, respectively. Since the effect would be anti-dilutive, there were 3,775,933 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2013, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

 All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—INVENTORIES

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Finished goods	$2,005	$2,938
Raw materials	7,069	6,064
Reserve	(186)	(445)
Inventories, net	$8,888	$8,557

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

As part of the Agreement, the Company transferred $2,502 of raw material inventory to FeiYu. FeiYu was obligated to pay for the raw material inventory over the term of the Agreement with half being due on December 31, 2014 and the remaining half being due on December 31, 2015. During the three months ended June 30, 2014, the Company elected to supply FeiYu with raw materials so that FeiYu provides encapsulant products to the Company under a tolling arrangement rather than as a contract manufacturer.  As part of this modification to the existing relationship with FeiYu approximately $1,472 of raw material inventory was transferred back to the Company for use at the Company’s China manufacturing facility which is scheduled to begin production during the third quarter of this year. The remaining inventory was used by FeiYu to manufacture encapsulant products for the Company.

NOTE 5—LONG-LIVED ASSETS

Impairment Testing

In accordance with ASC 350-Intangibles-Goodwill and Other and ASC 360-Property, Plant and Equipment, the Company assesses the impairment of its long-lived assets, including its property, plant and equipment, whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company’s long-lived assets consist solely of property, plant and equipment as of June 30, 2014. At June 30, 2014, there were no indicators which significantly changed from prior impairment tests and a detailed impairment analysis was not performed. However, the Company did perform an analysis using appraisals and other data in order to assess the recoverability of its property, plant and equipment as of June 30, 2014. As a result of this analysis, the Company determined its long-lived assets were recoverable and its depreciable lives were appropriate as of June 30, 2014. If the Company experiences a significant reduction in future sales volume, further average sale price (“ASP”) reductions, lower profitability, ceases operations at any of its facilities or negative changes in Malaysia or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

Sale of China Land Use Right

On March 14, 2014, the Company agreed to sell, and the Administration Committee of Changkun Industrial Government (the “Buyer”) agreed to purchase, the Company’s land use rights for a parcel of land located in Suzhou, China for $1,924. The Company recorded a loss on the sale of this asset of $435 for the six months ended June 30, 2014. The amount due to the Company from the Buyer was received during the three months ended June 30, 2014.

NOTE 6—ASSETS HELD FOR SALE

On June 9, 2014, the Company received a signed letter of intent from a potential buyer for its East Windsor, Connecticut facility for approximately $4,750 with an expected closure date to occur in the fourth quarter of 2014.  The sale of the property is part of the Company’s focus to reduce its footprint and operating costs.  At closure of the sale, the Company expects to realize a tax benefit if the transaction closes by December 31, 2014. The expected tax benefit will not be recorded in the Company’s Condensed Consolidated financial statements until the transaction closes.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment.  As a result of this analysis a loss on reclassification of $1,323 was recorded in on the Company’s Condensed Consolidated Statement of

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—ASSETS HELD FOR SALE (Continued)

Comprehensive Loss and the assets were reclassified out of property, plant and equipment on the Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013 and classified as Assets Held for Sale.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
Product performance (see Note 8)	$265	$4,141
Spanish grants (see Note 8)	1,067	1,071
Salary and wages	663	412
Professional fees	844	563
Restructuring severance and benefits (see Note 9)	275	1,667
Environmental (see Note 8)	76	76
Other	769	502
Total Accrued liabilities	$3,959	$8,432

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to claims and litigation in the normal course of its operations. There have been no material developments in the three months ended June 30, 2014 in the legal proceedings identified and disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 other than as disclosed below.

In 2010, Specialized Technologies Resources España S.A. (“STRE”) learned that a competitor, Encapsulantes De Valor Anandida, S.A. (“EVASA”), was making encapsulant products that were substantially similar to the Company’s products.  Upon investigation it was learned that Juan Diego Lavandera (“Lavandera”), a former employee of STRE, was employed by EVASA.  It is believed that Lavandera, a former Production Supervisor with STRE, breached his contractual duties by disclosing the Company’s trade secrets to EVASA. On December 15, 2011, the Company along with STRE filed a confidential preliminary injunction petition with the Commercial Court No. 1 in A Coruña, Galicia, Spain (the “Court”) requesting an investigation of EVASA by the Court, including a search of EVASA’s premises. The investigation was to assess the facts related to our claims against Lavandera and EVASA for (i) trade secret infringement, (ii) the breach by Lavandera of his contractual obligations to STRE; and (iii) taking unfair advantage of STRE’s “effort”.

On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using the Company’s manufacturing process and product formulations. On October 10, 2012, the Company along with STRE filed a preliminary injunction petition (the “PI Petition”) requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR’s trade secrets. In connection with the PI Petition, the Company along with STRE offered to post a bond in the amount of EUR 50K (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if the Company’s claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013, the Court denied the PI Petition.  On May 5, 2014, the Company learned that the appeal of the Court’s decision on the PI Petition was denied. Although the denial of the PI Petition does not prejudice the outcome of the trial court on the merits, the Company is considering requesting a termination of its claim in the near future and settling with EVASA.  If EVASA opposes the Company’s request for termination, STRE may be responsible for EVASA’s legal fees

There were no new material legal proceedings during the quarter.

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

	June 30, 2014	June 30, 2013
Balance as of beginning of year	$4,141	$3,959
Additions	492	15
Reversals	(4,089)	—
Reductions	(245)	—
Foreign exchange impact	(34)	(56)
Balance as of end of period	$265	$3,918

During the second quarter of 2014, the Company reversed $4,089 of an accrual related to a quality claim by one of the Company’s customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The Company stopped selling this product in 2006. The Company has concluded that the settlement of this contingency is no longer probable and is remote.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The following table summarizes the Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2014	June 30, 2013
Balance as of beginning of year	$76	$105
Additions	—	—
Reductions	—	(29)
Balance as of end of period	$76	$76

Spanish Grants

The Company’s Spanish subsidiary has received financial grants for certain fixed assets that requires the Company’s Spanish subsidiary to maintain a specific level of employment and to continue to operate certain fixed assets. In the third quarter of 2013, the Company’s Spanish subsidiary repaid $1,558 of grants that were accrued in 2012 in conjunction with cost-reduction measures that failed to comply with employment level requirements for certain grants. As of June 30, 2014, approximately $1,067 was accrued for potential breach of grant requirements relating to employment level requirements. If the Company’s Spanish subsidiary fails to satisfy these or other requirements, such subsidiary will not qualify for future incentives and may be required to refund a portion of previously granted incentives. If the Company’s Spanish subsidiary fails to comply with its obligations under the grants, or the respective government agencies determine that the Company’s Spanish subsidiary has not complied with all of its grants, the Company could be required to make additional repayments ranging from $0 to $4,000. Any such potential repayment, which is not probable or reasonably estimable, would be in excess of what the Company has accrued as of June 30, 2014 and could have a material adverse effect on the Company’s results of operations, prospects, cash flows and financial condition.

NOTE 9—COST-REDUCTION ACTIONS

In connection with ongoing cost-reduction measures by the Company, on October 15, 2013, the Company eliminated the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance effective November 15, 2013. These cost-reduction actions were implemented to better align the Company’s organization and cost-structure to its current and expected level of business. Total severance costs incurred in the fourth quarter of 2013 was $1,650.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COST-REDUCTION ACTIONS (Continued)

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, the Company announced plans in 2013 to cease production at its Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, the Company recognized severance and other benefits of $386 in cost of sales and $377 in selling, general and administrative expenses in 2013. In the second quarter of 2014, the Company reassessed the strategic benefit of this facility. Due to continued solar trade disputes between China and the United States and Europe, including the levy of tariffs and anti-dumping duties, solar module production is expected to increase in Asia outside of China. As such, the Company believes its Malaysia facility is strategically located in this region, and it will remain open indefinitely. As such, the Company reversed restructuring accruals recorded in 2013 during the three months ended June 30, 2014 resulting in a positive benefit to cost of sales of $407 and selling, general and administrative expense of $388.

On January 22, 2013, the Board of Directors of the Company approved a cost-reduction action to cease manufacturing at the Company’s East Windsor, Connecticut facility after being notified its largest customer selected an alternative supplier. In addition, the Company executed headcount reductions of 130 employees on a global basis during the first six months of 2013. In conjunction with these headcount reductions, the Company recognized severance and other benefits of $1,281 in cost of sales and $383 in selling, general and administrative expense for the six months ended June 30, 2013.

The activity during the six months ended June 30, 2014 related to cash settlements of previous accrued amounts, minor adjustments for cost-reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility that will now remain open.

	June 30, 2014	June 30, 2013
Balance as of beginning of year	$1,934	$200
Additions	41	1,664
Reversals	(795)	—
Reductions	(638)	(1,800)
Balance as of end of period	$542	$64

The restructuring accrual as of June 30, 2014 consists of $275 for severance and benefits and $267 of other exit costs.

NOTE 10—FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•                  Level 1-quoted prices in active markets for identical assets and liabilities;

•                  Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and

•                  Level 3-unobservable inputs that are not corroborated by market data.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

The following table provides the fair value measurements of applicable financial assets and liabilities as of June 30, 2014:

	Financial assets and liabilities at fair value as of June 30, 2014
	Level 1	Level 2	Level 3

Money market funds (1)	$3,438	$—	$—
Deferred compensation (2)	$—	$(172)	$—
Non-recurring fair value measurements (3)	$—	$4,344	$—
Total	$3,438	$4,172	$—

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2013:

	Financial assets and liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3

Money market funds (1)	$29,458	$—	$—
Deferred compensation (2)	$—	$(830)	$—
Non-recurring fair value measurements (3)	$—	$—	$—
Total	$29,458	$(830)	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Included in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 13 for further information.

(3)         Included in Held-for-Sale on the Company’s Condensed Consolidated Balance Sheets.  Refer to Note 6 for further information.

NOTE 11—INCOME TAXES FROM CONTINUING OPERATIONS

During the three and six months ended June 30, 2014, the Company recorded an income tax expense of $596 and $735, respectively resulting in an effective tax rate of (57.1)% and (13.3)%, respectively. The projected annual effective tax rate excluding discrete items primarily related to disallowed foreign losses and stock option cancellations is a benefit of 34.7% as compared to the U.S. federal statutory rate of 35.0%. During the three months ended June 30, 2014, the Company recorded a $448 accrual for potential adjustments relating to a state tax audit and had $563 of disallowed foreign losses. The six months ended June 30, 2014 was also negatively impacted from a $1,053 non-cash deferred tax asset write-off associated with stock option cancellations and $605 of additional disallowed foreign losses.

During the three and six months ended June 30, 2013, the Company recorded an income tax benefit of $2,234 and $4,078, respectively, resulting in an effective tax rate of 33.2% and 31.9%, respectively.  The tax provision reflected discrete items in the quarter primarily relating to disallowed foreign losses resulting in a $481 benefit in the quarter. The projected annual effective tax rate excluding these discrete items was a benefit of 37.5% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate was principally driven by the Company’s expected mix of geographic earnings.

2014 Stock Option Cancellation

During the six months ended June 30, 2014, 1,116,342 stock options were canceled due to the termination of employment of certain employees at the end of 2013. Since no tax windfall pool existed in additional paid-in-capital, the reduction in the deferred tax asset of $1,053 was charged to income tax expense as a discrete item during the six months ended June 30, 2014.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2014 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2013	41,768,526	$417	3,722	$(57)	$235,836	$(122,421)	$(1,913)	$111,862
Stock-based compensation	195,348	2	—	—	734	—	—	736
Employee stock purchase plan	779	—	—	—	1	—	—	1
Tender offer	(15,611,958)	(156)	—	—	(26,303)	—	—	(26,459)
Net loss	—	—	—	—	—	(6,282)	—	(6,282)
Foreign currency translation, net of tax	—	—	—	—	—	—	(212)	(212)
Balance at June 30, 2014	26,352,695	$263	3,722	$(57)	$210,268	$(128,703)	$(2,125)	$79,646

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At June 30, 2014, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2014, there were 26,498,601 shares issued and 26,494,879 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 26,494,879 shares outstanding are 26,352,695 shares of common stock and 142,184 shares of unvested restricted common stock.

On January 31, 2014, the Company commenced a modified “Dutch Auction” tender offer (the “Offer”) to repurchase, for cash, up to $30,000 of shares of the Company’s common stock. On March 7, 2014, the Offer closed resulting in the repurchase of 15,611,958 shares at $1.54 per share. The Company used a portion of the Company’s cash and cash equivalents to purchase and retire such shares of its common stock for an aggregate purchase price of $24,042, excluding fees and expenses associated with the Offer. Fees and expenses relating to the tender amounted to $2,417, of which $1,984 was paid during the six months ended June 30, 2014.

Treasury Stock

In connection with the Company’s former debt agreements, the Company was permitted to repurchase shares of its common stock owned by terminated employees in connection with the exercise of stock options or similar equity based incentives in an aggregate amount not to exceed $2,000 in any fiscal year. As of June 30, 2014 and December 31, 2013, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 13—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 6,200,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three year period and expire ten years from date of grant. There were 1,764,410 shares available for grant under the 2009 Plan as of June 30, 2014.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2014:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2013	3,771,305	$9.13	6.71	$3.87	$(29,341)
Options granted	1,000,000	$1.59	—	$0.90	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	(1,116,342)	$8.56	—	$3.71	$—
Balance at June 30, 2014	3,654,963	$7.24	7.11	$3.10	$—
Vested and exercisable as of June 30, 2014	2,143,713	$10.89	5.59	$4.45	$(20,451)
Vested and exercisable as of June 30, 2014 and expected to vest thereafter	3,569,852	$7.38	7.05	$3.15	$(21,526)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.35 of the Company’s common stock on June 30, 2014.

As of June 30, 2014, there was $1,298 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted common stock activity of the Company for the six months ended June 30, 2014:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2013	114,667	$4.32
Granted	222,865	$1.58
Vested	(195,348)	$2.45
Canceled	—	$—
Unvested at June 30, 2014	142,184	$9.21
Expected to vest after June 30, 2014	142,184	$9.21

As of June 30, 2014, there was $288 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

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

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods during the year in which eligible employees may participate. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased multiplied by the 10% discount is recorded by the Company as stock-based compensation. The Company

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

recorded less than $1 in stock-based compensation expense relating to the ESPP for the three and six months ended June 30, 2014, respectively. The Company recorded $0 and $1 in stock-based compensation expense relating to the ESPP for the three and six months ended June 30, 2013, respectively. There were 479,778 shares available for purchase under the ESPP as of June 30, 2014.

The Company has a deferred compensation arrangement with a certain member of management which states upon the earlier of December 31, 2015, sale of the Company, or termination of employment for any reason, the member is entitled to a payment based upon a formula set forth in his employment agreement. The payment is tied to distribution amounts the member would have received with respect to his former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment is capped at $550. In accordance with ASC 718-30, the obligation should be remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the Company’s common stock price at June 30, 2014, $172 of accrued compensation is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet.

In 2014, the Compensation Committee of the Board of Directors modified the Company’s annual management incentive plan (“MIP”) for its named executive officers. In 2014, the executive officers will receive shares of the Company’s common stock rather than cash upon the achievement of the annual EBITDA target. In accordance with ASC 718-Compensation, it was determined that the Company will expense the stock-based compensation ratably over the year if it is probable the EBITDA target will be achieved. As of June 30, 2014, the Company determined it was not probable that the EBITDA target would be achieved and $235 in stock-based compensation expense was reversed during the three months ended June 30, 2014. In accordance with ASC 260-Earnings per Share, the Company determined the shares earned will be included in basic EPS only when they were issued.  For diluted EPS, the Company will include the hypothetical amount based on the average stock price for the quarter and weight them based on the reporting period when it is reasonably expected to achieve the performance target. For the six months ended June 30, 2014, the Company did not have any dilutive share impact.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expense	$88	$756	$701	$1,106
Research and development expense	$—	$4	$—	$8
Total option exercise recognized tax benefit	$—	$—	$—	$—

NOTE 14—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280-10-50 Disclosure about Segment of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Since the Company has one product line, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long-term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income, income tax (expense) benefit, depreciation, stock-based compensation expense, asset impairment, amortization of deferred financing costs, restructuring and certain non-recurring income and expenses from the results of operations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(3,982)	$(5,286)	$(6,905)	$(8,905)
Depreciation	(515)	(524)	(1,026)	(1,016)
Amortization of deferred financing costs	—	(17)	—	(34)
Interest income (expense), net	16	(7)	20	(6)
Income tax (expense) benefit	(596)	2,234	(735)	4,078
Restructuring	757	(91)	730	(1,664)
Stock—based compensation	(88)	(760)	(701)	(1,114)
Non-cash reversal of loss contingency (Note 8)	4,089	—	4,089	—
Loss on reclassification of held for sale assets	(1,323)	—	(1,323)	—
Loss on disposal of fixed assets	2	(40)	(431)	(40)
Net Loss from Continuing Operations	$(1,640)	$(4,491)	$(6,282)	$(8,701)

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales
Spain	$7,259	$5,143	$13,784	$8,792
Malaysia	2,440	1,943	4,799	8,180
United States	49	526	51	1,855
China	1,474	143	1,924	143
Total Net Sales	$11,222	$7,755	$20,558	$18,970

Long-Lived Assets by Geographic Area

	June 30,	December 31,
	2014	2013
Long-Lived Assets
United States	$1,409	$699
Malaysia	9,086	9,354
Spain	8,771	9,141
China	1,605	2,994
Hong Kong	1	3
Total Long-Lived Assets	$20,872	$22,191

Foreign sales are based on the country in which the sales originate. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and six months ended June 30, 2014 were $4,396 and $8,356, respectively. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2013 was $4,316.  Net sales to four of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2013 was $13,832.

Accounts receivable from the one customer amounted to $4,720 and accounts receivable from the four customers amounted to $2,552 as of June 30, 2014 and December 31, 2013, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—SUBSEQUENT EVENTS

Retention Agreement Amendments

On July 7, 2014, the Company entered into retention agreement amendments (“ Amendments “) with certain members of senior management. The Amendments amend the retention agreements, dated as of July 18, 2013 (the “ Original Agreements “) between the Company and each Executive Officer previously disclosed and filed by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2013.

The Amendments extend the outside date of each Original Agreement from June 30, 2014 to December 31, 2014. Accordingly, each Executive Officer will be entitled to receive the retention bonus provided under the Original Agreements if a closing of a Change of Control Transaction (as defined in the Original Agreements) occurs prior to December 31, 2014 so long as the Executive Officer remains employed by the Company on such date. The aggregate amount of retention bonus for both Executive Officers is $409 in the aggregate.  In the event of a Covered Termination (as defined in the Original Agreements), such Executive Officer would also be entitled to receive their respective retention bonus as if they were employed on such date. The Amendments also remove a plan of liquidation or dissolution of the Company from the definition of Change in Control in the Original Agreements.

Zhenfa Transaction

On August 11, 2014 (the “Effective Date”), the Company entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”) and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the “Purchaser”).

On the Effective Date, the Company and the Purchaser entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from the Company, an aggregate of 27,632,130 shares (the “Purchased Shares”) of the Company’s authorized but unissued common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price (“Purchase Price”) of approximately $21,664, or $0.784 per share (the “Transaction”).  The Purchased Shares will represent approximately 51% of the Company’s outstanding shares upon the closing of the Transaction (the “Closing”).

In connection with the execution of the Purchase Agreement, the Purchaser paid to the Company a deposit of $3,200 (the “Deposit”).  The Purchaser had also previously paid the Company $200 in connection with the negotiation of the Purchase Agreement (the “Prior Payment”).  Upon the Closing, the Deposit and the Prior Payment will be credited against the Purchase Price and, subject to certain conditions, are refundable to the Purchaser if the Closing does not occur.  If the Closing does not occur as a result of a breach of the Agreement by the Purchaser, the Company’s sole and exclusive remedy will be to retain the Deposit and Prior Payment.

In connection with the Closing, the Company shall declare a special dividend (the “Special Dividend”) to be paid to all stockholders of the Company (other than the Purchaser) in an amount equal to $0.85 per common share.  The Purchase Agreement also anticipates that the Company will seek approval from the stockholders for a reverse stock split following the payment of the Special Dividend.  The Purchaser’s obligations under the Purchase Agreement are not conditioned on the receipt of financing.

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

We were the first to develop ethylene-vinyl acetate (“EVA”) based encapsulants for use in commercial solar module manufacturing. Our initial development research was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time, we have expanded our solar encapsulant business, by investing in research and development and global production capacity.

The Company also launched a quality assurance (“QA”) business during the 1970’s, which provided product development, inspection, testing and audit services that enabled our retail and manufacturing customers to determine whether products met applicable safety, regulatory, quality, performance and social standards. In September 2011, we sold our QA business to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. We divested our QA business to allow us to focus exclusively on our solar encapsulant business and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Quarterly Report on Form 10-Q. Further information about our divestiture of the QA business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

During this period of time, we have been attempting to execute on our core strategy, which consisted of four areas of focus: (i) improve sales volumes from current levels, (ii) further reduce our cost structure, (iii) innovate new products and (iv) maintain adequate liquidity. We have attempted to improve our financial performance by focusing on cost-reductions, trying to increase our sales to Chinese module manufacturers and working to reduce the rate of decline of our cash balance from operating losses and capital investments.

In January 2013, our Board of Directors initiated a review of strategic alternatives. The objective of the review was to identify ways to maximize value for our stockholders given the significant challenges and risks faced by our business. We retained two nationally recognized investment banks (one of such investment banks, the “Financial Adviser”) and in August 2013 we retained a nationally recognized restructuring and consulting firm (the “Restructuring Adviser”), each as independent advisers to assist us with evaluating certain financial and operational aspects of various strategic alternatives. In March 2013, we formed the Strategic Transaction Committee of the Board of Directors to review, analyze and make recommendations to the Board of Directors regarding strategic alternatives which included a possible sale of our business, a pivot to another growth industry, mergers, acquisitions, the winding down of our encapsulant business, returning capital to our stockholders and other potential transactions - all with the intent of delivering the highest risk-adjusted return to our stockholders.

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

Although sales have increased the preceeding two quarters, we continue to face significant challenges in our current business. As a result, we continue to assess strategic alternatives to maximize value for our stockholders, including a possible sale of all or part of our business, a pivot to another growth industry, mergers, acquisitions, the winding down of our encapsulant business, the returning of capital to our stockholders and other transactions outside the ordinary course of business.

The China Tolling Plan

As discussed above, during the fourth quarter of 2013, in response to declining sales and profitability and the increase of solar module production in China over the past several years, we adopted a new operating plan, referred to as “the China Tolling Plan”. This new approach contemplates licensing our encapsulant technology to third-party encapsulant manufacturers and the purchase of such licensed products from local Chinese encapsulant manufacturing companies for sale by us to existing and new Chinese customers. We expect that this new plan may provide significant benefits to us, including: (i) immediate manufacturing capacity in China, (ii) a significant reduction in capital investment associated with building a new manufacturing facility in China and (iii) cash proceeds from the sale of real property that we own in China. However, certain Chinese customers require that we manufacture encapsulants in our own facility in China, and for these customers we are completing the renovation of a leased manufacturing facility. We expect that such facility will become operational during the third quarter of 2014.

In furtherance of the China Tolling Plan, on January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the “Agreement”) with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. (“FeiYu”) and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu. Pursuant to the Agreement, we will purchase certain solar encapsulant products manufactured by FeiYu to our specifications. We will supply FeiYu with all of the proprietary information and assistance necessary to manufacture the products. We also supplied FeiYu with raw materials worth approximately $2.5 million, which FeiYu agreed to pay to us over the term of the Agreement. During the three months ended June 30, 2014, we modified our operation under the Agreement to have FeiYu serve as a toller rather than as a contract manufacturer.  The most significant impact of this change is that we will now procure and own raw material inventory and only pay FeiYu for direct labor and certain logistical functions. As part of this modification, approximately $1.5 million of raw material inventory was transferred back to us for use at our China manufacturing facility.

We anticipate that at full capacity FeiYu could provide approximately 2.5 GW per year of paperless encapsulant product to us in China. This transition entailed significant coordination in training, testing and supply chain logistics. After encountering some unexpected delays, FeiYu initiated production and commenced small shipments in the latter part of the first quarter and began to ramp production during the second quarter.

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

During 2014, we have not yet achieved the financial performance targets as contemplated in the China Tolling Plan.  This is primarily driven by lower sales volume due to the ramp with certain customers occurring slower than previously anticipated and production equipment modifications required to manufacture paperless encapsulants being implemented later than expected primarily due to vendor delays.

During the three months ended June 30, 2014 we elected to supply FeiYu with raw materials so that FeiYu provides encapsulant products to us under a tolling arrangement rather than as a contract manufacturer. As a part of this modification to the existing relationship with FeiYu, approximately $1.5 million of raw material inventory was transferred back to us for use at our China manufacturing facility which is scheduled to begin production during the third quarter of this year. The remaining inventory was used by FeiYu to manufacture encapsulant products for us.

However, we did commence sales to another significant new customer at the end of June.  In addition, we expect to commence sales to additional new customers during the second half of 2014. We have also successfully implemented equipment modifications at our Spainish facility during the second quarter with additional equipment upgrades expected in the third quarter of 2014.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock-based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2014.

There have been no changes in our critical accounting policies during the quarter ended June 30, 2014.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and six months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$11,222	$7,755	$20,558	$18,970
Cost of sales	12,406	7,396	22,423	19,312
Gross (loss) profit	(1,184)	359	(1,865)	(342)
Selling, general and administrative expenses	2,366	4,305	5,341	8,442
Research and development expense	295	709	551	1,613
Provision for bad debt expense	7	1,898	31	2,238
Operating loss	(3,852)	(6,553)	(7,788)	(12,635)
Interest income (expense), net	16	(7)	20	(6)
Amortization of deferred financing costs	—	(17)	—	(34)
Other income, net (Note 6 and Note 8)	2,766	—	2,766	—
Gain (loss) on disposal of fixed assets	2	(40)	(431)	(40)
Foreign currency transaction gain (loss)	24	(108)	(114)	(64)
Loss from continuing operations before income tax expense (benefit)	(1,044)	(6,725)	(5,547)	(12,779)
Income tax expense (benefit) from continuing operations	596	(2,234)	735	(4,078)
Net loss from continuing operations	$(1,640)	$(4,491)	$(6,282)	$(8,701)

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$11,222	100.0%	$7,755	100.0%	$3,467	44.7%	$20,558	100.0%	$18,970	100.0%	$1,588	8.4%

We were informed in January 2013, that our former largest customer, First Solar, would cease sourcing encapsulant from us starting the first half of 2013. First Solar accounted for $5.7 million, or 30% of our net sales for the first six months of 2013. Of the $5.7 million, $5.2 million was recorded in the first three months of 2013 and $0.5 million was recorded in the three months ended June 30, 2013.

The increase in net sales for the three months ended June 30, 2014 compared to the corresponding period in 2013 was driven by an approximate 85% increase in sales volume, which was partially offset by an approximate 22% decrease in our average selling price (“ASP”). The ASP decline was driven by continued price competition and customer mix. When removing the impact of First Solar in the three months ended June 30, 2013, net sales increased by 54% in the three months ended June 30, 2014 driven by an approximate 95% increase in sales volume.

In 2013, we embarked on introducing our next-generation encapsulant formulation with a focus on growing our market share with Chinese module manufacturers. We believe our next-generation encapsulant formulation possesses enhanced potential induced degradation properties and has been specifically engineered for the manufacturing processes typically used in China. We experienced a delay in our product introduction in August of 2013 as we were notified by certain target customers that a small percentage of our product was not performing properly in their manufacturing process. Based upon this feedback, we worked to improve the manufacturing process window of our formula with the customer’s lamination cycle. In the fourth quarter of 2013, certain customers provided positive feedback on the modifications made to our next-generation EVA encapsulants, and we started to receive repeat orders. The 42% volume increase in the first six months of 2014 compared to the corresponding 2013 period was driven by initial share wins in China with our next-generation encapsulant. When removing the impact of First Solar in the first six months of 2013, net sales increased by 54% in the first six months of 2014 driven by an approximate 93% increase in sales volume.

On a sequential basis, net sales increased $1.9 million or 20% compared to the three months ended March 31, 2014. This increase was primarily driven by a 25% increase in sales volume mainly due to continued growth with a large Chinese customer and improved demand from our European customer base. Our ASP declined by 4% due to continued price competition and customer mix.

Although we have increased our net sales sequentially for three consecutive quarters, our net sales for the first six months of 2014 are lower than the financial projections contained in our China Tolling model as the ramp with certain customers has taken longer than expected due to inherent timing delays associated with penetrating new customers. However, we believe that our next-generation encapsulants continue to perform well in the market, and we began to ramp with another large Chinese module manufacturer at the end of June. We expect further sales opportunities in the second half of 2014 as our Chinese manufacturing plant becomes operational.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$12,406	110.6%	$7,396	95.4%	$5,010	67.7%	$22,423	109.1%	$19,312	101.8%	$3,111	16.1%

The increase in our cost of sales for the three months ended June 30, 2014 compared to the corresponding period in 2013 reflects $4.3 million of increased material costs primarily associated with the 85% increase in sales volume and $0.5 million of inventory reserves. We also experienced higher scrap and inefficiencies ramping production at FeiYu as well as winding down and recommencing manufacturing at our Malaysia facility. These amounts more than offset material savings from a 24% increase in our paperless products sales mix. Direct labor increased by $0.1 million as $0.4 million of lower restructuring charges offset variable labor costs associated with the sales volume increase. Overhead costs increased by $0.6 million due to incremental staffing and preoperational costs associated with getting our China plant to be operational in the third quarter of 2014.

The increase in our cost of sales for the six months ended June 30, 2014 compared to the corresponding period in 2013 reflects $4.4 million of increased material costs primarily associated with the 42% increase in sales volume. We also experienced higher scrap and inefficiencies ramping production at FeiYu as well as winding down and recommencing manufacturing at our Malaysia facility. These amounts more than offset material savings from a 26% increase in our paperless products sales mix. Direct labor decreased by $0.8 million as $1.7 million of lower restructuring charges were offset by variable labor costs associated with the sales volume increase. Overhead costs decreased by $0.5 million due to the benefit of prior cost-reductions, including the indirect headcount reduction actions made during 2013 as well as ceasing production at our East Windsor, Connecticut facility which were offset by incremental staffing and preoperational costs associated with getting our China plant to be operational in the third quarter of 2014.

Gross (Loss) Profit

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross (loss) profit	$(1,184)	(10.6)%	$359	4.6%	$(1,543)	(429.8)%	$(1,865)	(9.1)%	$(342)	(1.8)%	$(1,523)	(445.3)%

Gross loss as a percentage of net sales decreased for the three month period ended June 30, 2014 mainly as a result of the 22% ASP decline, higher scrap, lower absorption of fixed costs at our Malaysia facility, $0.5 million of inventory reserves and $0.2 million of product retrofit costs, which more than offset $0.4 million of lower restructuring charges, a 24% percent increase in paperless product sales mix and benefits from prior cost-reduction actions.

Gross loss as a percentage of net sales decreased for the six month period ended June 30, 2014 mainly as a result of the 24% ASP decline, higher scrap, lower absorption of fixed costs at our Malaysia facility and $0.2 million of product retrofit costs, which more than offset $1.7 million of lower restructuring charges, a 26% percent increase in paperless product sales mix and benefits from prior cost-reduction actions.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$2,366	21.1%	$4,305	55.5%	$(1,939)	(45.0)%	$5,341	26.0%	$8,442	44.5%	$(3,101)	(36.7)%

SG&A decreased $1.9 million for the three months ended June 30, 2014 compared to the corresponding period in the prior year. This decrease was primarily driven by a $0.5 million decrease in labor and benefits due to headcount reductions taken during 2013. In addition, we had a $0.5 million decrease in restructuring charges due to reversing previously established accruals for closing our Malaysia plant that is now remaining operational. Non-cash stock-based compensation decreased by $0.7 million due to prior awards fully-vesting, lower headcount and reversal of the management incentive program accrual based upon lower-then-expected profitability in 2014. In addition, we incurred $0.4 million of fees associated with assessing strategic alternatives during the second quarter of 2014.

SG&A decreased $3.1 million for the six months ended June 30, 2014 compared to the corresponding period in the prior year. This decrease was primarily driven by a $1.2 million decrease in labor and benefits due to headcount reductions taken during 2013. In addition, we had a $0.4 million decrease in professional fees, a $0.2 million decrease in both rental expense and insurance due to the continued cost-reduction efforts. In addition, we reversed prior restructuring accruals established for the prior anticipated closure of our Malaysia plant which drove a $0.7 million decrease in restructuring charges. Non-cash stock-based compensation decreased $0.4 million primarily related to prior awards fully vesting, lower headcount and reversal of the management incentive program accrual based upon lower-than-expected profitability 2014. In addition, we incurred $0.4 million of fees associated with assessing strategic alternatives during the first six months of 2014.

Research and Development Expense (“R&D”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$295	2.6%	$709	9.1%	$(414)	(58.4)%	$551	2.7%	$1,613	8.5%	$(1,062)	(65.8)%

Research and development expense decreased $0.4 million and $1.1 million for the three and six months ended June 30, 2014, respectively compared to the corresponding periods in the prior year. The decrease for both periods was driven by cost-reduction measures. During the third quarter of 2013, we significantly reduced our research and development headcount to scale down general development efforts and focus our efforts to optimize our next-generation EVA encapsulant formulation. In addition, we eliminated the position of Chief Technology Officer effective November 15, 2013. Our President and Chief Executive Officer is directly overseeing the research and development function.

Provision for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision for bad debt expense	$7	0.1%	$1,898	24.5%	$(1,891)	(99.6)%	$31	0.2%	$2,238	11.8%	$(2,207)	(98.6)%

The provision for bad debt expense recorded in the three and six months ended June 30, 2014 primarily related to one of our European customers filing for insolvency proceedings. The provision for bad debt expense recorded during the second quarter of 2013 was primarily related to one of our European customers filing for insolvency proceedings. The provision for bad debt expense recorded in the first six months of 2013 primarily related to two of our customers declaring bankruptcy, the majority of which related to a significant European customer who has since reorganized and continues to produce solar modules. In 2014, overall solar industry conditions have improved leading to increased profitability for many companies throughout the supply chain which has aided cash collection efforts.

Interest Income (Expense), Net

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest income (expense), net	$16	0.1%	$(7)	(0.1)%	$23	328.6%	$20	0.1%	$(6)	—%	$26	433.3%

The increase in interest income, net was primarily the result of the decrease in the commitment fee expense as a result of terminating our prior revolving senior credit facility during the third quarter of 2013. This expense savings more than offset lower interest income earned due to lower cash balances in the three and six months ended June 30, 2014 compared to the corresponding 2013 periods.

Amortization of Deferred Financing Costs

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$—	—%	$17	0.2%	$(17)	(100.0)%	$—	—%	$34	0.2%	$(34)	(100.0)%

Amortization of deferred financing costs decreased as a result of terminating our prior revolving senior credit facility during the third quarter of 2013. At that time, we wrote-off the remaining balance of deferred financing costs.

Other Income, net

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income, net	$2,766	24.6%	$—	—%	$2,766	100.0%	$2,766	13.5%	$—	—%	$2,766	100.0%

On June 9, 2014, we received a signed letter of intent from a potential buyer for our East Windsor, Connecticut facility for approximately $4.8 million with an expected closing date to occur in the fourth quarter of 2014.  In July, we executed the formal purchase and sale agreement. The anticipated sale of the property is part of our focus to reduce our footprint and operating costs.  As such, an analysis of the asset group was performed and a loss on reclassification of $1.3 million was recorded. We intend to relocate our corporate and research and development functions to our owned facility located in Enfield, Connecticut. Anticipated relocation costs are estimated to approximate between $0.5 million and $0.7 million.

During the second quarter of 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We concluded that the settlement of this contingency is no longer probable and is remote.

Gain (Loss) on Disposal of Fixed Assets

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gain (loss) on disposal of fixed assets	$2	—%	$(40)	(0.5)%	$42	105.0%	$(431)	(2.1)%	$(40)	(0.2)%	$(391)	(977.5)%

On March 14, 2014, we agreed to sell, and the Administration Committee of Changkun Industrial Government (the “Buyer”) agreed to purchase, our land use rights for a parcel of land located in Suzhou, China for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million for the three months ended March 31, 2014. We received the proceeds on the sale during the three months ended June 30, 2014.

Foreign Currency Transaction Gain (Loss)

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction gain (loss)	$24	0.2%	$(108)	(1.4)%	$132	122.2%	$(114)	(0.6)%	$(64)	(0.3)%	$(50)	(78.1)%

The foreign currency transaction gain for the three months ended June 30, 2014 was less than $0.1 million compared to a loss of $0.1 million in the corresponding 2013 period. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which increased 6% for the three months ended June 30, 2014 compared to the corresponding 2013 period. Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain facility.

The foreign currency transaction loss for the six months ended June 30, 2014 and 2013 was $0.1 million, respectively.

Income Tax Expense (Benefit) from Continuing Operations

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense (benefit) from continuing operations	$596	5.3%	$(2,234)	(28.8)%	$2,830	126.7%	$735	3.6%	$(4,078)	(21.5)%	$4,813	118.0%

During the three and six months ended June 30, 2014, we recorded an income tax expense of $0.6 million and $0.7 million, respectively, resulting in an effective tax rate of (57.1)% and (13.3)%, respectively. The projected annual effective tax rate excluding discrete items primarily related to disallowed foreign losses and stock option cancellations was a benefit of 34.7% as compared to the U.S. federal statutory rate of 35.0%. During the three months ended June 30, 2014, we recorded a $0.4 million accrual for potential adjustments relating to a state tax audit and had $0.6 million of disallowed foreign losses. The six months ended June 30, 2014 was also negatively impacted from a $1.1 million non-cash deferred tax asset write-off associated with stock option cancellations and $0.6 million of additional disallowed foreign losses.

During the three and six months ended June 30, 2013, we recorded an income tax benefit of $2.2 million and $4.1 million, respectively, resulting in an effective tax rate of 33.2% and 31.9%, respectively.  The tax provision reflected discrete items in the quarter primarily relating to disallowed foreign losses resulting in a $0.5 million benefit in the quarter. The projected annual effective tax rate excluding these discrete items was a benefit of 37.5% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate was principally driven by our expected mix of geographic earnings.

2014 Stock Option Cancellation

During the six months ended June 30, 2014, 1,116,342 stock options were canceled due to the termination of employment of certain employees at the end of 2013. Since no tax windfall pool existed in additional paid-in-capital, the reduction in the deferred tax asset of $1.1 million was charged to income tax expense as a discrete item during the six months ended June 30, 2014.

Net Loss from Continuing Operations and Net Loss

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations and Net Loss	$(1,640)	(14.6)%	$(4,491)	(57.9)%	$(2,851)	(63.5)%	$(6,282)	(30.6)%	$(8,701)	(45.9)%	$(2,419)	(27.8)%

Net loss from continuing operations and net loss for both the three and six months ended June 30, 2014 decreased compared to the corresponding 2013 period driven by the $4.1 million non-cash product performance accrual reversal, reduced bad debt expense, lower restructuring expense and continued cost-reduction efforts that more than offset inefficiencies ramping production at FeiYu, higher scrap, lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open, increased income tax expense and the loss on reclassification on assets held for sale.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 14-Reportable Segment and Geographical Information located in the Notes to the condensed consolidated financial statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non-GAAP EPS from continuing operations (“non-GAAP EPS”) is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(3,982)	$(5,286)	$(6,905)	$(8,905)
Depreciation	(515)	(524)	(1,026)	(1,016)
Amortization of deferred financing costs	—	(17)	—	(34)
Interest income (expense), net	16	(7)	20	(6)
Income tax (expense) benefit	(596)	2,234	(735)	4,078
Restructuring	757	(91)	730	(1,664)
Stock—based compensation	(88)	(760)	(701)	(1,114)
Non-cash reversal of loss contingency	4,089	—	4,089	—
Loss on reclassification on held for sale assets	(1,323)	—	(1,323)	—
Gain (loss) on disposal of fixed assets	2	(40)	(431)	(40)
Net Loss from Continuing Operations	$(1,640)	$(4,491)	$(6,282)	$(8,701)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$11,222	$7,755	$3,467	44.7%	$20,558	$18,970	$1,588	8.4%
Adjusted EBITDA	$(3,982)	$(5,286)	$1,304	24.7%	$(6,905)	$(8,905)	$2,000	22.5%
Adjusted EBITDA as % of Segment Net Sales	(35.5)%	(68.2)%			(33.6)%	(46.9)%

Adjusted EBITDA as a percentage of net sales improved for both the three and six months ended June 30, 2014 compared to 2013 driven by lower SG&A and R&D expenses due to our prior-cost reduction actions and reduced bad debt expense that more than offset a decline in ASP, inefficiencies ramping production at FeiYu, higher scrap and lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open.

Cost-Reduction Actions

In connection with ongoing cost-reduction measures, on October 15, 2013, we eliminated the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance effective November 15, 2013. These cost-reduction actions were implemented to better align our organization and cost-structure to the current and expected level of business. Total severance costs incurred in the fourth quarter of 2013 was $1.7 million.

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, we announced plans in 2013 to cease production at our Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, we recognized severance and other benefits of $0.4 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2013. In the second quarter of 2014, we reassessed the strategic benefit of this facility. Due to continued solar trade disputes between China and the United States and Europe, including the levy of tariffs and anti-dumping duties, solar module production is expected to increase in Asia outside of China. As such, we believe our Malaysia facility is strategically located in this region, and it will remain open indefinitely. As such, we reversed restructuring accruals recorded in 2013 during the three months ended June 30, 2014 resulting in a positive benefit to cost of sales of $0.4 million and selling, general and administrative expense of $0.4 million.

On January 22, 2013, our Board of Directors approved a cost-reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified our largest customer selected an alternative supplier. In addition, we executed headcount reductions of 130 employees on a global basis during the first six months of 2013. In conjunction with these headcount reductions, we recognized severance and other benefits of $1.3 million in cost of sales and $0.4 million in selling, general and administrative expense for the six months ended June 30, 2013.

The activity during the six months ended June 30, 2014 related to cash settlements of previous accrued amounts, minor adjustments for cost-reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility that will now remain open.

	June 30, 2014	June 30, 2013
Balance as of beginning of year	$1.9	$0.2
Additions	—	1.7
Reversals	(0.8)	—
Reductions	(0.6)	(1.8)
Balance as of end of period	$0.5	$0.1

The restructuring accrual as of June 30, 2014 consists of $0.3 million of severance and benefits and $0.2 million of other exit costs. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

Non-GAAP Loss Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non-GAAP financial measure called non-GAAP EPS. Non-GAAP EPS is defined for the periods presented in the following table. The weighted-average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti-dilutive. However, we have included these shares in our non-GAAP EPS calculations when we have generated non-GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted-average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

We believe that non-GAAP EPS provides meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Non-GAAP EPS is one of the main metrics used by management and our Board of Directors to plan and measure our operating performance.

Although we use non-GAAP EPS as a measure to assess the operating performance of our business, non-GAAP EPS has significant limitations as an analytical tool because it excludes certain material costs. Because non-GAAP EPS does not account for these expenses, its utility as a measure of our operating performance has material limitations. The omission of restructuring and stock-based compensation expense limits the usefulness of this measure. Non-GAAP EPS also adjusts for the related tax effects of the adjustments and the payment of taxes is a necessary element of our operations. Because of these limitations, management does not view non-GAAP EPS in isolation and uses other measures, such as Adjusted EBITDA, net loss from continuing operations, net sales, gross loss and operating loss, to measure operating performance.

During the three months ended June 30, 2014, we also included the non-cash reversal of a loss contingency and a loss on reclassification on held for sale assets. Information regarding these items is set forth below.

•                  Non-cash reversal of the loss contingency: During the second quarter of 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We have concluded that the settlement of this contingency is no longer probable and is remote. We are excluding this positive benefit as it is non-cash in nature and relates to a loss contingency recorded in prior periods. As such, we do not believe this benefit is reflective of the operational conditions of our core business and may aid in comparing our current period results with those of prior periods.

•                  Loss on reclassification on held for sale assets: This non-cash write-down relates to our real property located in East Windsor, Connecticut, which now only contains our corporate office and research and development laboratory. We have signed a letter of intent to sell this real property, and we plan to move our corporate office and research and development functions back to our Enfield, Connecticut facility. Although, we have recorded a book write-down, we expect to record a tax benefit if the sale transaction closes in 2014. We believe that the exit of our East Windsor, Connecticut facility will not recur after 2014 and is not indicative of our future operating results.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss from continuing operations	$(1,640)	$(4,491)	$(6,282)	$(8,701)
Adjustments to net loss from continuing operations:
Amortization of deferred financing costs	—	17	—	34
Stock—based compensation expense	88	760	701	1,114
Restructuring	(757)	91	(730)	1,664
Non—cash reversal of loss contingency	(4,089)	—	(4,089)	—
Loss on reclassification on held for sale assets	1,323	—	1,323	—
Tax impact of option cancellation	—	—	1,058	—
Tax effect of adjustments	1,209	(277)	994	(931)
Non-GAAP net loss from continuing operations	$(3,866)	$(3,900)	$(7,025)	$(6,820)

Basic shares outstanding GAAP	26,268,066	41,607,310	36,253,108	41,574,713
Diluted shares outstanding GAAP	26,268,066	41,607,310	36,253,108	41,574,713
Stock options	—	—	—	—
Restricted common stock	—	—	—	—
Diluted shares outstanding non-GAAP	26,268,066	41,607,310	36,253,108	41,574,713
Diluted net loss per share from continuing operations	$(0.06)	(0.11)	$(0.17)	$(0.21)
Diluted non-GAAP net loss per share from continuing operations	$(0.15)	(0.09)	$(0.19)	$(0.16)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of June 30, 2014, our principal source of liquidity was $27.2 million of cash. Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital investments and working capital. We believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, through at least the next 12 months.

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

Our cash and cash equivalents balance is located in the following geographies:

June 30, 2014
United States	$16,429
Spain	4,399
Malaysia	2,242
China	3,905
Hong Kong	244
Consolidated	$27,219

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

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $5.1 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $8.7 million for the six months ended June 30, 2013. Cash earnings increased by approximately $1.6 million for the six months ended June 30, 2014 compared to the same period in 2013. This increase was driven by cost-reduction efforts that more than offset a 24% ASP decline. This favorable impact was more than offset by increased working capital investment associated with our sequential sales increase and higher inventory required to support our sales growth initiatives.  In addition, we incurred approximately $0.6 million of restructuring payments and a one-time $0.6 million deferred compensation payment in the first six months of 2014 compared to $1.8 million of restructuring payments made in the first six months of 2013.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was $0.8 million for the six months ended June 30, 2013 due to receiving cash refunds for our prior state tax receivable relating to the final gain on the sale of the QA business.

Cash Flow from Investing Activities from Continuing Operations

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2014. The 2014 capital investments mainly related to building out our leased facility in China and enhancements made to our production equipment to convert to paperless products. These investments were more than offset from proceeds received in the second quarter of 2014 for the sale of our land use right located in Suzhou, China. Net cash used in investing activities was $1.8 million for the six months ended June 30, 2013 due to capital investments mainly related to improvements to our production equipment to further our conversion to paperless products. We expect remaining 2014 consolidated capital expenditures to be approximately $2.5 million to $3.0 million.

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash used in operating activities from continuing operations less capital investments. Free cash flow was $(6.8) million and $(10.4) million in the six months ended June 30, 2014 and 2013, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock, share repurchases and acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash used in operating activities from continuing operations	$(213)	$(5,005)	$(5,120)	$(8,666)
Less: capital investments	(774)	(1,277)	(1,720)	(1,757)
Free cash flow	$(987)	$(6,282)	$(6,840)	$(10,423)

Cash Flow from Financing Activities from Continuing Operations

Net cash used in financing activities was $26.0 million for the six months ended June 30, 2014 primarily due to the repurchase of common stock associated with the Offer. Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2013 due to proceeds received from common stock issued under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first six months of 2014, we were not negatively materially affected by inflation and do not expect to be during the remainder of 2014.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We are currently evaluating the new guidance to determine the impact it may have to our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this ASU

Forward-Looking Statements

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the six months ended June 30, 2014 and 2013 approximately $15.7 million, or 76.4% and $8.9 million or 47.1%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our operations in China. The costs related to our foreign currency net sales are mostly denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2014 would have caused a change in consolidated net assets of approximately $2.4 million and a change in net sales of approximately $1.4 million.

Interest Rate Risk

As of June 30, 2014, we have no debt and no credit facility. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. In the first six months of 2014, we have not experienced any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                 Legal Proceedings

There have been no material developments in the six months ended June 30, 2014 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013 other than as described below.

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

On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using our manufacturing process and product formulations. On October 10, 2012, we along with STRE filed a preliminary injunction petition (the “PI Petition”) requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR’s trade secrets. In connection with the PI Petition, we along with STRE offered to post a bond in the amount of EUR 50K (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if our claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013, the Court denied the PI Petition.  On May 5, 2014, we learned that the appeal of the Court’s decision on the PI Petition was denied. Although the denial of the PI

Petition does not prejudice the outcome of the trial court on the merits, we are considering requesting a termination of our claim in the near future and settling with EVASA.  If EVASA opposes our request for termination, STRE may be responsible for EVASA’s legal fees.

There were no new material legal proceedings during the quarter.

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

STR HOLDINGS, INC.
(Registrant)

Date: August 12, 2014	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)