Form 10-Q
period 2014-09-30
STR HOLDINGS, INC.
filed 2014-11-13
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

At October 31, 2014, there were 26,564,889 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,780	$58,173
Income tax receivable	8,228	11,812
Accounts receivable, trade, less allowances for doubtful accounts of $868 and $2,051 in 2014 and 2013, respectively	9,954	4,771
Inventories, net	9,705	8,557
Prepaid expenses	2,661	925
Deferred tax assets	410	2,081
Assets held for sale (Note 7)	4,344	—
Other current assets	2,186	561
Total current assets	60,268	86,880
Property, plant and equipment, net	20,592	28,398
Deferred tax assets	12,375	13,198
Other long-term assets	358	733
Total assets	$93,593	$129,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,197	$2,636
Accrued liabilities (Note 8)	3,035	8,432
Deposit for share issuance (Note 16)	3,400	—
Other current liabilities	—	630
Income taxes payable	2,392	859
Total current liabilities	14,024	12,557
Other long-term liabilities	4,660	4,790
Total liabilities	18,684	17,347
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 26,527,607 and 26,523,885 issued and outstanding, respectively, in 2014 and 41,886,915 and 41,883,193 issued and outstanding, respectively, in 2013	264	417
Treasury stock, at cost	(57)	(57)
Additional paid-in capital	210,602	235,836
Accumulated deficit	(132,612)	(122,421)
Accumulated other comprehensive loss, net	(3,288)	(1,913)
Total stockholders’ equity	74,909	111,862
Total liabilities and stockholders’ equity	$93,593	$129,209

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Month Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$9,514	$6,219	$30,072	$25,189
Cost of sales	10,544	7,040	32,967	26,352
Gross loss	(1,030)	(821)	(2,895)	(1,163)
Selling, general and administrative expenses	2,455	4,570	7,796	13,012
Research and development expense	291	703	842	2,316
Provision (recovery) for bad debt expense	249	(138)	280	2,100
Operating loss	(4,025)	(5,956)	(11,813)	(18,591)
Interest income (expense), net	3	—	23	(6)
Amortization of deferred financing costs	—	(155)	—	(189)
Other income, net (Note 7 and Note 9)	—	—	2,766	—
(Loss) gain on disposal of fixed assets	(20)	140	(451)	100
Foreign currency transaction gain (loss)	259	(231)	145	(295)
Loss from continuing operations before income tax (benefit) expense	(3,783)	(6,202)	(9,330)	(18,981)
Income tax (benefit) expense from continuing operations	(559)	(268)	176	(4,346)
Net loss from continuing operations	(3,224)	(5,934)	(9,506)	(14,635)
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	—	—
Income tax expense from discontinued operations	685	—	685	—
Net loss from discontinued operations	(685)	—	(685)	—
Net loss	$(3,909)	$(5,934)	$(10,191)	$(14,635)
Other comprehensive (loss) income:
Foreign currency translation (net of tax effect of $(456), $194, $(480) and $160, respectively)	(1,163)	548	(1,375)	297
Other comprehensive (loss) income	(1,163)	548	(1,375)	297
Comprehensive loss	$(5,072)	$(5,386)	$(11,566)	$(14,338)
Net loss per share (Note 4):
Basic from continuing operations	$(0.12)	$(0.14)	$(0.28)	$(0.35)
Basic from discontinued operations	(0.03)	—	(0.02)	—
Basic	$(0.15)	$(0.14)	$(0.30)	$(0.35)

Diluted from continuing operations	$(0.12)	$(0.14)	$(0.28)	$(0.35)
Diluted from discontinued operations	(0.03)	—	(0.02)	—
Diluted	$(0.15)	$(0.14)	$(0.30)	$(0.35)
Weighted-average shares outstanding (Note 4):
Basic	26,386,627	41,695,010	33,914,536	41,598,103
Diluted	26,386,627	41,695,010	33,914,536	41,598,103

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(10,191)	$(14,635)
Net loss from discontinued operations	(685)	—
Net loss from continuing operations	(9,506)	(14,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,540	1,503
Amortization of deferred financing costs	—	46
Write-off of deferred financing costs	—	143
Stock-based compensation expense	1,023	1,677
Non-cash reversal of loss contingency (Note 9)	(4,089)	—
Non-cash reversal of restructuring accrual (Note 10)	(795)	—
Loss (gain) on disposal of property, plant and equipment	451	(100)
Provision for bad debt expense	280	2,100
Loss on reclassification on held for sale assets	1,323	—
Income tax receivable non-cash	(1,462)	(4,278)
Deferred income tax expense (benefit)	2,432	(187)
Changes in operating assets and liabilities:
Accounts receivable	(5,739)	236
Income tax receivable	6,229	—
Inventories, net	(1,513)	(2,003)
Other current assets	(600)	(459)
Accounts payable	2,759	188
Accrued liabilities	(2,036)	(3,077)
Income taxes payable	117	(69)
Other, net	(753)	410
Net cash used in continuing operations	(10,339)	(18,505)
Net cash provided by discontinued operations	—	834
Total net cash used in operating activities	(10,339)	(17,671)

INVESTING ACTIVITIES
Capital investments	(2,657)	(2,159)
Proceeds from sale of fixed assets	2,391	—
Net cash used in continuing operations	(266)	(2,159)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(266)	(2,159)

FINANCING ACTIVITIES
Repurchase of common stock in tender offer	(24,042)	—
Tender offer fees	(2,387)	—
Deposit for share issuance (Note 16)	3,400	—
Share issuance fees (Note 16)	(1,605)	—
Proceeds from common stock issued under employee stock purchase plan	2	18
Net cash (used in) provided by continuing operations	(24,632)	18
Net cash used in discontinued operations	—	—
Total net cash (used in) provided by financing activities	(24,632)	18
Effect of exchange rate changes on cash	(156)	76

Net change in cash and cash equivalents	(35,393)	(19,736)
Cash and cash equivalents, beginning of period	58,173	81,985
Cash and cash equivalents, end of period	$22,780	$62,249

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

(“International,” and together with Nutmeg and their respective subsidiaries, the “Nutmeg Companies”), and immediately thereafter sold its equity interest in each of the Nutmeg Companies to designated affiliates of UL. The Company decided to sell the QA business in order to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other markets related to the Company’s polymer manufacturing capabilities, and to retire its long—term debt.

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

During the third quarter of 2014, the Company received proposed audit adjustments for the tax years 2009, 2010 and 2011 related to state filings of the Company’s QA business sold in 2011. As a result, the Company recorded an aggregate income tax expense to discontinued operations of $685.

The following tables set forth the operating results of the QA business presented as a discontinued operation for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$—	$—	$—	$—
Loss from operations before income tax expense	$—	$—	$—	$—
Estimated gain on sale before income tax expense	—	—	—	—
Net earnings before income tax expense	$—	$—	$—	$—
Income tax expense	$685	$—	$685	$—
Net loss from discontinued operations	$(685)	$—	$(685)	$—

NOTE 4—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(3,224)	$(5,934)	$(9,506)	$(14,635)
Net loss from discontinued operations	(685)	—	(685)	—
Net loss	$(3,909)	$(5,934)	$(10,191)	$(14,635)
Denominator:
Weighted-average shares outstanding	26,386,627	41,695,010	33,914,536	41,598,103
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted-average shares outstanding with dilution	26,386,627	41,695,010	33,914,536	41,598,103

Net loss per share:
Basic from continuing operations	$(0.12)	$(0.14)	$(0.28)	$(0.35)
Basic from discontinued operations	(0.03)	—	(0.02)	—
Basic	$(0.15)	$(0.14)	$(0.30)	$(0.35)

Diluted from continuing operations	$(0.12)	$(0.14)	$(0.28)	$(0.35)
Diluted from discontinued operations	(0.03)	—	(0.02)	—
Diluted	$(0.15)	$(0.14)	$(0.30)	$(0.35)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—LOSS PER SHARE (Continued)

As of September 30, 2014, the Company had 26,523,885 shares outstanding. On March 7, 2014, the Company repurchased 15,611,958 shares of its common shares at $1.54 per share in connection with a modified “Dutch Auction” tender offer. As such, the weighted-average shares for the first nine months of 2014 does not reflect the full impact of the shares repurchased since the transaction occurred in the last month of the first quarter.

Due to the loss from continuing operations for the three and nine months ended September 30, 2014, diluted weighted-average common shares outstanding does not include any shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti-dilutive.

Due to the loss from continuing operations for the three and nine months ended September 30, 2013, diluted weighted-average common shares outstanding does not include 83 and 153 shares of unvested restricted common stock, respectively as these potential awards do not share in any net loss generated by the Company and are anti-dilutive.

Since the effect would be anti-dilutive, there were 13 and 11 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2014, respectively. Since the effect would be anti-dilutive, there were 83 and 121 shares of common stock issued under the ESPP that were not included in the computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2013, respectively.

Since the effect would be anti-dilutive, there were 3,405,389 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2014, respectively. Since the effect would be anti-dilutive, there were 3,771,305 and 3,721,305 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2013, respectively.

See Note 16 in the Notes to the Condensed Consolidated Financial Statements for the proposed new issuance of common shares during the fourth quarter of 2014.

NOTE 5—INVENTORIES

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Finished goods	$2,768	$2,938
Raw materials	7,400	6,064
Reserve	(463)	(445)
Inventories, net	$9,705	$8,557

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

As part of the Agreement, the Company transferred $2,502 of raw material inventory to FeiYu. FeiYu was obligated to pay for the raw material inventory over the term of the Agreement with half being due on December 31, 2014 and the remaining half being due on December 31, 2015. During the second quarter of 2014, the Company elected to supply FeiYu with raw materials so that FeiYu provides encapsulant products to the Company under a tolling arrangement rather than as a contract manufacturer. As part of this modification to the existing relationship with FeiYu, approximately $1,472 of raw material inventory was transferred back to the Company for use at the Company’s China manufacturing facility which is scheduled to begin production during the fourth quarter of this year. The remaining inventory was used by FeiYu to manufacture encapsulant products for the Company.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS

Impairment Testing

In accordance with ASC 350-Intangibles-Goodwill and Other and ASC 360-Property, Plant and Equipment, the Company assesses the impairment of its long-lived assets, including its property, plant and equipment, whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company’s long-lived assets consist solely of property, plant and equipment as of September 30, 2014. At September 30, 2014, there were no indicators which significantly changed from prior impairment tests and a detailed impairment analysis was not performed. However, the Company did perform an analysis using appraisals and other data in order to assess the recoverability of its property, plant and equipment as of September 30, 2014. As a result of this analysis, the Company determined its long-lived assets were recoverable and its depreciable lives were appropriate as of September 30, 2014. If the Company experiences a significant reduction in future sales volume, further average sale price (“ASP”) reductions, lower profitability, ceases operations at any of its facilities or negative changes in Malaysia or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

Sale of China Land Use Right

On March 14, 2014, the Company agreed to sell, and the Administration Committee of Changkun Industrial Government (the “Buyer”) agreed to purchase, the Company’s land use rights for a parcel of land located in Suzhou, China for $1,924. The Company recorded a loss on the sale of this asset of $435 for the nine months ended September 30, 2014. The amount due to the Company from the Buyer was received during the second quarter of 2014.

NOTE 7—ASSETS HELD FOR SALE

On July 28, 2014, the Company entered into a purchase and sale agreement with a third party purchaser pursuant to which the Company agreed to sell, and the purchaser agreed to purchase, the Company’s manufacturing facility located in East Windsor, Connecticut for $4,750. On October 17, 2014, the Company closed on the sale of such facility and received the purchase price. In addition, the purchaser has agreed to lease a portion of such facility to the Company until December 15, 2014 for an aggregate rent payment of $84. The sale of the property is part of the Company’s focus to reduce its footprint and operating costs. The Company expects to record a tax receivable of approximately $4,400 in the Company’s Condensed Consolidated financial statements during the fourth quarter of 2014. See Note 12 in the Notes to the Condensed Consolidated Financial Statements for more information on the anticipated income tax benefit.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. As a result of this analysis, a loss on reclassification of $1,323 was recorded in the Company’s Condensed Consolidated Statement of Comprehensive Loss and the assets were reclassified out of property, plant and equipment on the Condensed Consolidated Balance Sheet as of September 30, 2014 and classified as Assets Held for Sale.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Product performance (see Note 9)	$306	$4,141
Spanish grants (see Note 9)	985	1,071
Salary and wages	511	412
Professional fees	480	563
Restructuring severance and benefits (see Note 10)	139	1,667
Environmental (see Note 9)	64	76
Other	550	502
Total Accrued liabilities	$3,035	$8,432

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to claims and litigation in the normal course of its operations. There have been no material developments in the three months ended September 30, 2014 in the legal proceedings identified and disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 other than as disclosed below.

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

On June 27, 2012, an investigation was commenced by a Court appointed expert. On September 14, 2012, the expert issued a report confirming that EVASA was using the Company’s manufacturing process and product formulations. On October 10, 2012, the Company along with STRE filed a preliminary injunction petition (the “PI Petition”) requesting interim measures, including prohibiting EVASA from manufacturing and selling encapsulant products using STR’s trade secrets. In connection with the PI Petition, the Company along with STRE offered to post a bond in the amount of EUR 50K (or such higher amount as the Court deems necessary), such bond to be formalized in the event the Court approves the PI Petition. The bond is to cover potential damages to EVASA if the Company’s claim on the merits is dismissed. On December 21, 2012, the Court held a hearing on the PI Petition and on April 2, 2013, the Court denied the PI Petition. On May 5, 2014, the Company learned that the appeal of the Court’s decision on the PI Petition was denied. Although the denial of the PI Petition does not prejudice the outcome of the trial court on the merits, the Company is considering requesting a termination of its claim in the near future and settling with EVASA. If EVASA opposes the Company’s request for termination, STRE may be responsible for EVASA’s legal fees.

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

	September 30, 2014	September 30, 2013
Balance as of beginning of year	$4,141	$3,959
Additions	535	15
Reversals	(4,089)	—
Reductions	(245)	(15)
Foreign exchange impact	(36)	99
Balance as of end of period	$306	$4,058

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

	September 30, 2014	September 30, 2013
Balance as of beginning of year	$76	$105
Additions	—	—
Reductions	(12)	(29)
Balance as of end of period	$64	$76

Spanish Grants

The Company’s Spanish subsidiary has received financial grants for certain fixed assets that requires the Company’s Spanish subsidiary to maintain a specific level of employment and to continue to operate certain fixed assets. In the third quarter of 2013, the Company’s Spanish subsidiary repaid $1,558 of grants that were accrued in 2012 in conjunction with cost-reduction measures that failed to comply with employment level requirements for certain grants. As of September 30, 2014, approximately $985 was accrued for potential breach of grant requirements relating to employment level requirements. If the Company’s Spanish subsidiary fails to satisfy these or other requirements, such subsidiary will not qualify for future incentives and may be required to refund a portion of previously granted incentives. If the Company’s Spanish subsidiary fails to comply with its obligations under the grants, or the respective government agencies determine that the Company’s Spanish subsidiary has not complied with all of its grants, the Company could be required to make additional repayments ranging from $0 to $4,000. Any such potential repayment, which is not currently probable or reasonably estimable, would be in excess of what the Company has accrued as of September 30, 2014 and could have a material adverse effect on the Company’s results of operations, prospects, cash flows and financial condition.

NOTE 10—COST-REDUCTION ACTIONS

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

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, the Company announced plans in 2013 to cease production at its Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, the Company recognized severance and other benefits of $386 in cost of sales and $377 in selling, general and administrative expenses in 2013. In the second quarter of 2014, the Company reassessed the strategic benefit of this facility. Due to continued solar trade disputes between China and the United States and Europe, including the levy of tariffs and anti-dumping duties, solar module production is expected to increase in Asia outside of China. As such, the Company believes its Malaysia facility is strategically located in this region, and it will remain open indefinitely. As such, the Company reversed restructuring accruals recorded in 2013 during the second quarter of 2014 resulting in a positive benefit to cost of sales of $407 and selling, general and administrative expense of $388.

On January 22, 2013, the Board of Directors of the Company approved a cost-reduction action to cease manufacturing at the Company’s East Windsor, Connecticut facility after being notified its largest customer selected an alternative supplier. In addition, the Company executed headcount reductions of approximately 150 employees on a global basis through the third quarter of 2013. In conjunction with these headcount reductions, the Company recognized severance and other benefits of $1,281 in cost of sales and $606 in selling, general and administrative expense for the nine months ended September 30, 2013.

The activity during the nine months ended September 30, 2014 related to cash settlements of previous accrued amounts, minor adjustments for cost-reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility that will now remain open.

	September 30, 2014	September 30, 2013
Balance as of beginning of year	$1,934	$200
Additions	65	2,155
Reversals	(795)	—
Reductions	(798)	(2,035)
Balance as of end of period	$406	$320

The restructuring accrual as of September 30, 2014 consists of $139 for severance and benefits and $267 of other exit costs.

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

•                  Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of September 30, 2014:

	Financial assets and liabilities at fair value as of September 30, 2014
	Level 1	Level 2	Level 3

Money market funds (1)	$6,841	$—	$—
Deferred compensation (2)	$—	$(204)	$—
Non-recurring fair value measurements (3)	$—	$4,344	$—
Total	$6,841	$4,140	$—

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2013:

	Financial assets and liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3

Money market funds (1)	$29,458	$—	$—
Deferred compensation (2)	$—	$(830)	$—
Non-recurring fair value measurements (3)	$—	$—	$—
Total	$29,458	$(830)	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Included in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 14 for further information.

(3)         Included in Held-for-Sale on the Company’s Condensed Consolidated Balance Sheets.  Refer to Note 7 for further information.

NOTE 12—INCOME TAXES FROM CONTINUING OPERATIONS

During the three and nine months ended September 30, 2014, the Company recorded an income tax (benefit) expense of $(559) and $176, respectively, resulting in an effective tax rate of (14.8)% and 1.9%, respectively. The projected annual effective tax rate excluding discrete items primarily related to disallowed foreign losses and stock option cancellations is a benefit of 34.8% as compared to the U.S. federal statutory rate of 35.0%. During the three months ended September 30, 2014, the Company recorded a $284 expense for non-cash deferred tax asset write-off associated with the stock option cancellations and had $684 of disallowed foreign losses. The nine months ended September 30, 2014 was also negatively impacted from an additional $1,053 non-cash deferred tax asset write-off associated with stock option cancellations and an additional $1,168 of disallowed foreign losses.

During the three and nine months ended September 30, 2013, the Company recorded an income tax benefit of $268 and $4,346, respectively, resulting in an effective tax rate of (4.3)% and (22.9)%, respectively. The tax provision reflected discrete items in the quarter primarily relating to disallowed foreign losses. The projected annual effective tax rate excluding these discrete items was a benefit of 26.9% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate was principally driven by the Company’s expected mix of geographic earnings.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—INCOME TAXES FROM CONTINUING OPERATIONS (Continued)

During the third quarter of 2014, the Company recorded an accrual for potential adjustments relating to a state audit on filings of the Company’s QA business, which was sold in 2011. The Company recorded an income tax expense to discontinued operations of $685. Refer to Note 3-Discontinued Operations for further explanation.

2014 Stock Option Cancellation

During the nine months ended September 30, 2014, 1,365,916 stock options were canceled due to the termination of employment of certain employees at the end of 2013. Since no tax windfall pool existed in additional paid-in-capital, the reduction in the deferred tax asset of $1,337 was charged to income tax expense as a discrete item during the nine months ended September 30, 2014.

Sale of East Windsor, Connecticut Facility

In October of 2014, the Company closed on the sale of its East Windsor, Connecticut facility. In the fourth quarter of 2014, the Company expects to record a $4,400 income tax receivable since it sold this facility at a loss and will carryback such tax loss to prior income tax returns.

NOTE 13—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2014 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2013	41,768,526	$417	3,722	$(57)	$235,836	$(122,421)	$(1,913)	$111,862
Stock-based compensation	254,025	3	—	—	1,037	—	—	1,040
Employee stock purchase plan	1,216	—	—	—	2	—	—	2
Tender offer	(15,611,958)	(156)	—	—	(26,273)	—	—	(26,429)
Net loss	—	—	—	—	—	(10,191)	—	(10,191)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,375)	(1,375)
Balance at September 30, 2014	26,411,809	$264	3,722	$(57)	$210,602	$(132,612)	$(3,288)	$74,909

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At September 30, 2014, there were no shares issued or outstanding.

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2014, there were 26,527,607 shares issued and 26,523,885 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 26,523,885 shares outstanding are 26,411,809 shares of common stock and 112,076 shares of unvested restricted common stock.

On January 31, 2014, the Company commenced a modified “Dutch Auction” tender offer (the “Offer”) to repurchase, for cash, up to $30,000 of shares of the Company’s common stock. On March 7, 2014, the Offer closed resulting in the repurchase of 15,611,958 shares at $1.54 per share. The Company used a portion of the Company’s cash and cash equivalents to purchase and retire such shares of its common stock for an aggregate purchase price of $24,042, excluding fees and expenses associated with the Offer. Fees and expenses relating to the tender amounted to $2,387, all of which were paid during the nine months ended September 30, 2014.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCKHOLDERS’ EQUITY (Continued)

See Note 16 in the Notes to the Condensed Consolidated Financial Statements for the proposed new issuance of common shares during the fourth quarter of 2014.

Treasury Stock

As of September 30, 2014 and December 31, 2013, there were 3,722 shares held in treasury that were purchased at a cost of $57.

NOTE 14—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 6,200,000 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three year period and expire ten years from date of grant. There were 1,985,415 shares available for grant under the 2009 Plan as of September 30, 2014.

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2014:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2013	3,771,305	$9.13	6.71	$3.87	$(28,964)
Options granted	1,000,000	$1.59	—	$0.90	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	(1,365,916)	$8.60	—	$3.69	$—
Balance at September 30, 2014	3,405,389	$7.13	6.94	$3.06	$—
Vested and exercisable as of September 30, 2014	1,946,639	$10.92	5.39	$4.47	$(18,435)
Vested and exercisable as of September 30, 2014 and expected to vest thereafter	3,335,103	$7.25	6.89	$3.11	$(19,344)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.45 of the Company’s common stock on September 30, 2014.

As of September 30, 2014, there was $1,129 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the restricted common stock activity of the Company for the nine months ended September 30, 2014:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2013	114,667	$4.32
Granted	276,069	$1.58
Vested	(254,025)	$2.71
Canceled	(24,635)	$—
Unvested at September 30, 2014	112,076	$8.11
Expected to vest after September 30, 2014	112,076	$8.11

As of September 30, 2014, there was $193 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

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

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods during the year in which eligible employees may participate. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased multiplied by the 10% discount is recorded by the Company as stock-based compensation. The Company recorded less than $1 in stock-based compensation expense relating to the ESPP for the three and nine months ended September 30, 2014, respectively. The Company recorded $0 and $1 in stock-based compensation expense relating to the ESPP for the three and nine months ended September 30, 2013, respectively. There were 479,341 shares available for purchase under the ESPP as of September 30, 2014.

The Company has a deferred compensation arrangement with a certain member of management which states upon the earlier of December 31, 2015, sale of the Company, or termination of employment for any reason, the member is entitled to a payment based upon a formula agreed upon between the Company and the employee. The payment is tied to distribution amounts the employee would have received with respect to his former ownership in the Company’s predecessor entity if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment is capped at approximately $550. In accordance with ASC 718-30, the obligation should be remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the terms of a change of control transaction expected to close in the fourth quarter of 2014 (see Note 16 for more information), $204 of accrued compensation is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet.

In 2014, the Compensation Committee of the Board of Directors modified the Company’s annual management incentive plan (“MIP”) for its named executive officers. In 2014, the executive officers will receive shares of the Company’s common stock rather than cash upon the achievement of the annual EBITDA target. In accordance with ASC 718-Compensation, it was determined that the Company will expense the stock-based compensation ratably over the year if it is probable the EBITDA target will be achieved. As of June 30, 2014, the Company determined it was not probable that the EBITDA target would be achieved and $235 in stock-based compensation expense was reversed during the second quarter of 2014. In accordance with ASC 260-Earnings per Share, the Company determined the shares earned will be included in basic EPS only when they were issued. For diluted EPS, the Company will include the hypothetical amount based on the average stock price for the quarter and weight them based on the reporting period when it is reasonably expected to achieve the performance target. For the nine months ended September 30, 2014, the Company did not have any dilutive share impact.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—STOCK-BASED COMPENSATION (Continued)

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expense	$322	$552	$1,023	$1,658
Research and development expense	$—	$11	$—	$19
Total option exercise recognized tax benefit	$—	$—	$—	$—

NOTE 15—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,930)	$(4,646)	$(9,835)	$(13,551)
Depreciation	(514)	(487)	(1,540)	(1,503)
Amortization of deferred financing costs	—	(155)	—	(189)
Interest income (expense), net	3	—	23	(6)
Income tax benefit (expense)	559	268	(176)	4,346
Restructuring	—	(491)	730	(2,155)
Stock-based compensation	(322)	(563)	(1,023)	(1,677)
Non-cash reversal of loss contingency (Note 9)	—	—	4,089	—
Loss on reclassification of held for sale assets	—	—	(1,323)	—
(Loss) gain on disposal of fixed assets	(20)	140	(451)	100
Net Loss from Continuing Operations	$(3,224)	$(5,934)	$(9,506)	$(14,635)

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales
Spain	$5,661	$4,394	$19,445	$13,186
Malaysia	2,154	1,430	6,953	9,610
United States	1	52	52	1,907
China	1,698	343	3,622	486
Total Net Sales	$9,514	$6,219	$30,072	$25,189

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	September 30,	December 31,
	2014	2013
Long-Lived Assets
United States	$1,062	$6,906
Malaysia	8,665	9,354
Spain	8,480	9,141
China	2,385	2,994
Hong Kong	—	3
Total Long-Lived Assets	$20,592	$28,398

Foreign sales are based on the country in which the sales originate. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and nine months ended September 30, 2014 were $3,528 and $11,651, respectively. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2013 was $2,199. Net sales to four of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the nine months ended September 30, 2013 was $15,836.

Accounts receivable from the one customer amounted to $5,643 and accounts receivable from the four customers amounted to $4,148 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 16—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD.

On August 11, 2014 (the “Effective Date”), the Company entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”) and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the “Purchaser”).

Stock Purchase Agreement

On the Effective Date, the Company and the Purchaser entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from the Company, an aggregate of 27,632,130 shares (the “Purchased Shares”) of the Company’s authorized but unissued common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price (“Purchase Price”) of approximately $21,664, or $0.784 per share (the “Transaction”). The Purchased Shares are expected to represent approximately 51% of the Company’s outstanding shares upon the closing of the Transaction (the “Closing”).

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

Immediately prior to the Closing, the Company shall declare a special dividend (the “Special Dividend”) to be paid post-Closing to all stockholders of record of the Company (other than the Purchaser) in an amount equal to $0.85 per common share. The record date for the Special Dividend will be as soon as practicable after the Closing. The Purchase Agreement also anticipates that the Company will seek approval from the stockholders for a reverse stock split following the payment of the Special Dividend. The Purchaser’s obligations under the Purchase Agreement are not conditioned on the receipt of financing.

Immediately following the Closing, the Company has agreed to reconstitute the Board, such that, subject to certain conditions and the fiduciary duties of the Board, the Board shall consist of seven directors, of which (i) up to four directors shall be designated by the Purchaser (the “Purchaser Directors”), at least two of whom shall be independent directors (in accordance with the applicable rules and regulations of the New York Stock Exchange and the Securities Exchange Act of 1934, as amended), (ii) at least two shall be continuing existing independent directors of the Company (the “Continuing Directors”) and (iii) one shall be the Chief Executive Officer of the Company. From the Closing until the Company’s 2017 annual meeting of stockholders (the “2017 Annual Meeting”)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD (Continued)

the Continuing Directors shall constitute a new standing committee of the Board (the “Continuing Directors Committee”).  The Continuing Directors Committee will have the power and authority, among other things, to (i) represent the Company in enforcing all matters under the Purchase Agreement and (ii) review and approve certain related party transactions with the Purchaser and its affiliates. In addition, until the 2017 Annual Meeting, the Purchaser has agreed, among other things and subject to applicable fiduciary duties, (i) to vote its shares of Common Stock for the election of the nominees for Continuing Directors; (ii) that at least one Continuing Director shall serve on each committee of the Board; and (iii) that a Continuing Director shall be appointed as chair of all standing committees.

From the Effective Date through the date of the 2017 Annual Meeting, the parties also agreed that, unless otherwise consented to by the Purchaser and the Continuing Directors Committee, the Company will: (i) use commercially reasonable efforts to retain its listing on the New York Stock Exchange; (ii) continue to file all required reports with the SEC; (iii) continue to carry on its business as a manufacturer of solar panel encapsulant products in the ordinary course consistent with past practice; and (iv) use commercially reasonable efforts to preserve substantially intact its present business organization, and to continue the employment and services of its current executive officers and key technical personnel.

For a period of two years following the Closing, the Purchaser has agreed that, without the consent of the Continuing Directors Committee, neither it nor any of its affiliates will acquire any further shares of Common Stock, provided, however, that subject to certain limitations, the Purchaser may from time to time purchase shares in order to continue to maintain an ownership interest up to an aggregate of 52% of the issued and outstanding Common Stock.

The Purchase Agreement also contains customary covenants, representations and warranties of the parties, including, among others, a covenant by the Company to conduct its business in the ordinary course during the interim period between the Effective Date and the Closing and not to engage in certain kinds of activities during such period. In addition, subject to certain exceptions, the Purchase Agreement contains certain restrictions on the Company’s ability to solicit or participate in discussions regarding alternative transactions. For example, the Purchase Agreement contains a “fiduciary-out” provision that allows the Board, in response to an Intervening Event (as defined in the Purchase Agreement), to change its recommendation to the Company’s stockholders and, in response to a Superior Proposal (as defined in the Purchase Agreement), to change its recommendation to the Company’s stockholders and terminate the Purchase Agreement in order to enter into a definitive agreement providing for implementation of such Superior Proposal, subject to the Purchaser’s right to match the proposal.

The Closing is expected to occur in the fourth quarter of 2014 and consummation of the Transaction is subject to the satisfaction of a number of conditions, including, but not limited to: (i) the approval of the sale and issuance of the Purchased Shares by the Company’s stockholders, (ii) receipt of all required regulatory approvals, including clearance by the Committee on Foreign Investment in the United States and certain Chinese governmental authorities, (iii) declaration of the Special Dividend by the Company, (iv) the absence of a material adverse effect with respect to certain Company representations and warranties as of the date when made, and the Company’s compliance with its covenants.

The Purchase Agreement contains certain termination rights of the Purchaser and the Company. Upon the termination of the Purchase Agreement under certain circumstances, including a change in recommendation of the Board, the Company is required to pay the Purchaser a termination fee of $860 (the “Termination Fee”). Subject to certain exceptions, if the Purchase Agreement is terminated by the Purchaser under certain circumstances, the Company is required to reimburse the Purchaser for costs and expenses incurred in connection with the Transaction in an aggregate amount not to exceed $500. If the Purchase Agreement is terminated and a termination fee is payable to the Purchaser, the termination fee shall be reduced by the amount of any expense reimbursement.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., a subsidiary of the Company, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa whereby Zhenfa has agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided the Company with an option to lease a manufacturing facility owned by Zhenfa. Such facility will be at least 10,000 square meters and will be rent free for a period of at least five years. If the Company wishes to extend its lease, rent will be at 50% of market rent for a second five year term. The Sales Service Agreement becomes effective on the date of Closing, has an initial term of two years following the date of Closing and is automatically extended for one

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD (Continued)

year periods unless terminated earlier. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding Common Stock of the Company.

Guarantee Agreement

In connection with the execution of the Purchase Agreement, the Company entered into a guarantee agreement (the “Guarantee Agreement”) with Zhenfa, pursuant to which Zhenfa has agreed to guarantee all obligations of the Purchaser under the Purchase Agreement, including, but not limited to, the payment of the Purchase Price and the performance of all covenants and agreements of the Purchaser in the Purchase Agreement.

For further information on the the Stock Purchase Agreement, the Sales Service Agreement, the Guarantee Agreement and the Transaction, refer to the proxy statement filed with the SEC on October 8, 2014.

Capitalization

The following table sets forth our cash and cash equivalents and our capitalization as of September 30, 2014 on an:

•                  actual basis; and

•                  as adjusted basis giving effect to the sale of $21,664 shares of our common stock to the Purchaser at a price per share of $0.784, after deducting estimated offering expenses paid by us of approximately $2,500, and after giving effect to the Special Dividend of an aggregate of approximately $22,545.

You should read this table in conjunction with the information contained in “The Transaction—Use of Proceeds;” and “Selected Historical Consolidated Financial Data” in our proxy statement filed with the SEC on October 8, 2014 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as well as the consolidated financial statements and the notes thereto included thereto.

	As Of September, 30, 2014
		Adjustments
	Actual Basis	Share Issuance	Special Dividend	Transaction Expenses	As Adjusted
	(unaudited, in thousands, except share data)
Cash and cash equivalents	$22,780	$18,264	$(22,545)	$(895)	$17,604
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	$—	$—	$—	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized; 26,527,607 shares issued and 26,523,885 shares outstanding	$264	$276	$—	$—	$540
Treasury stock, at cost	$(57)	$—	$—	$—	$(57)
Additional paid-in capital	$210,602	$21,388	$—	$(2,500)	$229,490
Accumulated deficit	$(132,612)	$—	$(22,545)	$—	$(155,157)
Accumulated other comprehensive income	$(3,288)	$—	$—	$—	$(3,288)
Total stockholders’ equity	$74,909				$71,528
Common Shares:
Authorized	200,000,000	—	—	—	200,000,000
Issued	26,527,607	27,632,130	—	—	54,159,737 (1)
Outstanding	26,523,885	27,632,130	—	—	54,156,015 (1)

(1)                                 Does not take into account the completion of a reverse stock split, if any.

The Purchaser is a Nevada entity with its principal place of business in Arizona, which was formed in 2013 as part of the Zhenfa Group’s (as defined below) expansion of its engineering, procurement, and construction business globally. While the Purchaser has been researching potential solar projects in the United States in which to invest, it has not completed any investments or begun any

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD (Continued)

projects in the United States to date. The Purchaser is an indirect wholly owned subsidiary of Jiangsu Zhenfa Holding Group Co., Ltd., formerly known as Jiangsu Zhenfa Investment and Development Co., Ltd., referred to as Jiangsu Zhenfa, which is 98%-owned by its Chairman, Zha Zhengfa, who is a Chinese national. Jiangsu Zhenfa and its subsidiaries are not controlled by any Chinese governmental entity. Jiangsu Zhenfa is the parent company of approximately 60 entities, mostly within China and including subsidiaries in North America, Australia, Japan, Singapore, Turkey, Zimbabwe and Dubai, referred to collectively as the Zhenfa Group.

Zhenfa Energy Group Co. Ltd., referred to as Zhenfa Energy, is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within China. At the end of 2013, the Zhenfa Group had developed and installed approximately two gigawatts of solar power in China, including unique utility scale solar projects in which solar arrays are constructed and utilized in conjunction with fisheries in intertidal zones and agricultural projects in desertification areas. The Zhenfa Group holds Chinese patents in a self-adaptive sun tracking system for solar arrays that increases the efficiency of solar projects by up to 25% over fixed tracking systems, and in 2013 won a bid to construct a 13 megawatt ground mounted solar project in Canberra, Australia. Zhenfa Energy has commenced the initial phase of that project, but construction has yet to begin.

The Company entered into this proposed Transaction for the following strategic considerations:

•                  that China has become one of the world’s largest solar module manufacturing markets. The Company has struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers;

•                  that the proposed Transaction should enhance the Company’s presence in China and could significantly improve the Company’s operating results if the Zhenfa Group were to be successful in assisting the Company in marketing and selling the Company’s products to China-based solar module manufacturers;

•                  that the Sales Service Agreement contemplates that the Zhenfa Group will provide the Company with the opportunity to lease on favorable terms a manufacturing facility in China, and other valuable assistance in doing business in China; and

•                  that, given their complementary businesses, additional opportunities may be available to the Zhenfa Group and the Company to successfully expand their cooperation.

For further information on the transaction or Zhenfa refer to the proxy filed on October 8, 2014.

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

Recent Developments and Strategy

Strategic Review

Our sales and profitability have declined significantly since 2011 driven by a rapid shift of solar module production from the United States and Europe to Asia, the loss of First Solar, Inc. (“First Solar”), our former largest customer, during the first half of 2013, financial distress of certain of our key customers, intensified competition and steep price declines resulting from excess capacity that existed throughout the solar manufacturing industry.

During this period of time, we have been attempting to execute on our core strategy, which consists of four areas of focus: (i) improve sales volumes from current levels, (ii) further reduce our cost structure, (iii) innovate new products and (iv) maintain adequate liquidity. We have attempted to improve our financial performance by focusing on cost-reductions, trying to increase our sales to Chinese module manufacturers and working to reduce the rate of decline of our cash balance from operating losses and capital investments.

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

The China Tolling Plan

As discussed above, during the fourth quarter of 2013, in response to declining sales and profitability and the increase of solar module production in China over the past several years, we adopted a new operating plan, referred to as “the China Tolling Plan”. This new approach contemplates licensing our encapsulant technology to third-party encapsulant manufacturers and the purchase of such licensed products from local Chinese encapsulant manufacturing companies for sale by us to existing and new Chinese customers. We expect that this new plan may provide significant benefits to us, including: (i) immediate manufacturing capacity in China, (ii) a significant reduction in capital investment associated with building a new manufacturing facility in China and (iii) cash proceeds from the sale of real property that we own in China. However, certain Chinese customers require that we manufacture encapsulants in our own facility in China, and for these customers we are completing the renovation of a leased manufacturing facility. This facility became operational during the fourth quarter of 2014.

In furtherance of the China Tolling Plan, on January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the “Agreement”) with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. (“FeiYu”) and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu. Pursuant to the Agreement, we will purchase certain solar encapsulant products manufactured by FeiYu to our specifications. We will supply FeiYu with all of the proprietary information and assistance necessary to manufacture the products. We also supplied FeiYu with raw materials worth approximately $2.5 million, which FeiYu agreed to pay to us over the term of the Agreement. During the second quarter of 2014, we modified our operation under the Agreement to have FeiYu serve as a toller rather than as a contract manufacturer. The most significant impact of this change is that we will now procure and own raw material inventory and only pay FeiYu for direct labor and certain logistical functions. As part of this modification, approximately $1.5 million of raw material inventory was transferred back to us for use at our China manufacturing facility. The remaining inventory was used by FeiYu to manufacture encapsulant products for us.

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

During 2014, we have not yet achieved the financial performance targets as contemplated in the China Tolling Plan. This is primarily driven by lower sales volume due to the ramp with certain customers occurring slower than previously anticipated, production equipment modifications required to manufacture paperless encapsulants being implemented later than expected primarily due to vendor delays and our Chinese manufacturing facility not becoming operational until the fourth quarter of 2014.

However, we have commenced production scale shipments with two significant new customers through September 30, 2014.  In addition, we expect to commence sales to additional new customers shortly who are in the process of completing factory audits of our new Chinese manufacturing plant. We have also successfully implemented equipment modifications to manufacture paperless encapsulants at our Spain and Malaysia facilities during the second and third quarters with additional equipment upgrades expected in the fourth quarter of 2014 and in the first half of 2015.

Proposed Transaction with Zhenfa

We have entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”) and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the “Purchaser”).

On August 11, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Purchaser, pursuant to which we agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from us, an aggregate of 27,632,130 shares (the “Purchased Shares”) of our authorized but unissued common stock, par value $0.01 per share (the “Common Stock”), to the Purchaser for an aggregate purchase price (“Purchase Price”) of approximately $21.7 million, or $0.784 per share (the “Transaction”).  The Purchased Shares will represent approximately 51% of the Company’s outstanding shares upon the closing of the Transaction (the “Closing”).

In connection with the execution of the Purchase Agreement, the Purchaser paid to us a deposit of $3.2 million (the “Deposit”). The Purchaser had also previously paid us $0.2 million in connection with the negotiation of the Purchase Agreement (the

“Prior Payment”). Upon the Closing, the Deposit and the Prior Payment will be credited against the Purchase Price and, subject to certain conditions, are refundable to the Purchaser if the Closing does not occur. If the Closing does not occur as a result of a breach of the Agreement by the Purchaser, our sole and exclusive remedy will be to retain the Deposit and Prior Payment.

Immediately prior to the Closing, the Company shall declare a special dividend (the “Special Dividend”) to be paid post-Closing to all stockholders of record of the Company (other than the Purchaser) in an amount equal to $0.85 per common share. The record date for the Special Dividend will be as soon as practicable after the Closing. The Purchase Agreement also anticipates that we will seek approval from the stockholders for a reverse stock split following the payment of the Special Dividend. The Purchaser’s obligations under the Purchase Agreement are not conditioned on the receipt of financing.

The Closing is expected to occur in the fourth quarter of 2014 and consummation of the Transaction is subject to the satisfaction of a number of conditions, including, but not limited to: (i) the approval of the sale and issuance of the Purchased Shares by the Company’s stockholders, (ii) receipt of all required regulatory approvals, including clearance by the Committee on Foreign Investment in the United States and certain Chinese governmental authorities, (iii) declaration of the Special Dividend by the Company, (iv) the absence of a material adverse effect with respect to certain Company representations and warranties as of the date when made, and the Company’s compliance with its covenants. In connection with the Transaction, the Company has set a special meeting of its stockholders for November 14, 2014.

In addition, in connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., a subsidiary of the Company, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa, whereby Zhenfa has agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement becomes effective on the date of Closing, has an initial term of two years following the date of Closing and is automatically extended for one year periods unless terminated earlier. The Company also entered into a guarantee agreement (“Guarantee Agreement”) with Zhenfa pursuant to which Zhenfa has agreed to guarantee all obligations of the Purchaser under the Purchase Agreement, including, but not limited to, the payment of the Purchase Price and the performance of all covenants and agreements of the Purchaser in the Purchase Agreement.

For further information on the the Stock Purchase Agreement, the Sales Service Agreement, the Guarantee Agreement and the Transaction, please see Note 16 to the Condensed Consolidated Financial Statements and the proxy statement filed with the SEC on October 8, 2014.

We anticipate costs related to the Transaction of approximately $2.5 million which are being capitalized. Through September 30, 2014, we have incurred and capitalized $2.3 million in costs related to the Transaction.

The Purchaser is a Nevada entity with its principal place of business in Arizona, which was formed in 2013 as part of the Zhenfa Group’s (as defined below) expansion of its engineering, procurement, and construction business globally. While the Purchaser has been researching potential solar projects in the United States in which to invest, it has not completed any investments or begun any projects in the United States to date. The Purchaser is an indirect wholly owned subsidiary of Jiangsu Zhenfa Holding Group Co., Ltd., formerly known as Jiangsu Zhenfa Investment and Development Co., Ltd., referred to as Jiangsu Zhenfa, which is 98%-owned by its Chairman, Zha Zhengfa, who is a Chinese national. Jiangsu Zhenfa and its subsidiaries are not controlled by any Chinese governmental entity. Jiangsu Zhenfa is the parent company of approximately 60 entities, mostly within China and including subsidiaries in North America, Australia, Japan, Singapore, Turkey, Zimbabwe and Dubai, referred to collectively as the Zhenfa Group.

Zhenfa Energy Group Co. Ltd., referred to as Zhenfa Energy, is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within China. At the end of 2013, the Zhenfa Group had developed and installed approximately two gigawatts of solar power in China, including unique utility scale solar projects in which solar arrays are constructed and utilized in conjunction with fisheries in intertidal zones and agricultural projects in desertification areas. The Zhenfa Group holds Chinese patents in a self-adaptive sun tracking system for solar arrays that increases the efficiency of solar projects by up to 25% over fixed tracking systems, and in 2013 won a bid to construct a 13 megawatt ground mounted solar project in Canberra, Australia. Zhenfa Energy has commenced the initial phase of that project, but construction has yet to begin.

We entered into this proposed Transaction for the following strategic considerations:

•                  that China has become one of the world’s largest solar module manufacturing markets. We have struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers;

•                  that the proposed Transaction should enhance our presence in China and could significantly improve our operating results if the Zhenfa Group were to be successful in assisting us in marketing and selling our products to China-based solar module manufacturers;

•                  that the Sales Service Agreement contemplates that the Zhenfa Group will provide us with the opportunity to lease on favorable terms a manufacturing facility in China, and other valuable assistance in doing business in China; and

•                  that, given their complementary businesses, additional opportunities may be available to the Zhenfa Group and the Company to successfully expand their cooperation.

For further information on the transaction or Zhenfa refer to the proxy filed on October 8, 2014.

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

There have been no changes in our critical accounting policies during the quarter ended September 30, 2014.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$9,514	$6,219	$30,072	$25,189
Cost of sales	10,544	7,040	32,967	26,352
Gross loss	(1,030)	(821)	(2,895)	(1,163)
Selling, general and administrative expenses	2,455	4,570	7,796	13,012
Research and development expense	291	703	842	2,316
Provision (recovery) for bad debt expense	249	(138)	280	2,100
Operating loss	(4,025)	(5,956)	(11,813)	(18,591)
Interest income (expense), net	3	—	23	(6)
Amortization of deferred financing costs	—	(155)	—	(189)
Other income, net (Note 7 and Note 9)	—	—	2,766	—
(Loss) gain on disposal of fixed assets	(20)	140	(451)	100
Foreign currency transaction gain (loss)	259	(231)	145	(295)
Loss from continuing operations before income tax (benefit) expense	(3,783)	(6,202)	(9,330)	(18,981)
Income tax (benefit) expense from continuing operations	(559)	(268)	176	(4,346)
Net loss from continuing operations	$(3,224)	$(5,934)	$(9,506)	$(14,635)

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$9,514	100.0%	$6,219	100.0%	$3,295	53.0%	$30,072	100.0%	$25,189	100.0%	$4,883	19.4%

The increase in net sales for the three months ended September 30, 2014 compared to the corresponding period in 2013 was driven by an approximate 89% increase in sales volume, which was partially offset by an approximate 19% decrease in our average selling price (“ASP”). The ASP decline was driven by continued price competition and customer mix.

In 2013, we embarked on introducing our next-generation encapsulant formulation with a focus on growing our market share with Chinese module manufacturers. We believe our next-generation encapsulant formulation possesses enhanced potential induced degradation properties and has been specifically engineered for the manufacturing processes typically used in China. We experienced a delay in our product introduction in August of 2013 as we were notified by certain target customers that a small percentage of our product was not performing properly in their manufacturing process. Based upon this feedback, we worked to improve the manufacturing process window of our formula with the customer’s lamination cycle. In the fourth quarter of 2013, certain customers provided positive feedback on the modifications made to our next-generation EVA encapsulants, and we started to receive repeat orders. The 55% volume increase in the first nine months of 2014 compared to the corresponding 2013 period was driven by initial share wins in China with our next-generation encapsulant. We were informed in January 2013, that our former largest customer, First Solar, would cease sourcing encapsulant from us starting the first half of 2013. First Solar accounted for $5.7 million, or 23% of our net sales for the first nine months of 2013. When removing the impact of First Solar in the first nine months of 2013, net sales increased by 51% in the first nine months of 2014 driven by an approximate 92% increase in sales volume.

On a sequential basis, net sales decreased $1.7 million or 15.2% compared to the three months ended June 30, 2014. This decrease was primarily driven by a 11% decrease in sales volume mainly due to a shift of module production by one of our main customers which delayed orders of our encapsulants. In addition, our Spain facility had lower volume during the third quarter due to typical summer seasonality in Europe and one customer reducing orders on uncertainty related to its restructuring under new ownership. Our ASP declined by 5% due to continued price competition and customer mix.

Our net sales for the first nine months of 2014 are lower than the financial projections contained in our China Tolling Plan as the ramp with certain customers has taken longer than expected due to inherent timing delays associated with penetrating new customers. However, we have commenced production scale shipments with two significant new customers through September 30, 2014. In addition, we expect to commence sales to additional new customers shortly who are in the process of completing factory audits of our new Chinese manufacturing plant.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$10,544	110.8%	$7,040	113.2%	$3,504	49.8%	$32,967	109.6%	$26,352	104.6%	$6,615	25.1%

The increase in our cost of sales for the three months ended September 30, 2014 compared to the corresponding period in 2013 reflects $3.0 million of increased material costs primarily associated with the 89% increase in sales volume along with higher scrap and inefficiencies ramping production at FeiYu as well as winding down and recommencing manufacturing at our Malaysia facility. Direct labor increased by $0.5 million due to variable labor costs associated with the sales volume increase of which $0.2 million is related to the Agreement with FeiYu. Overhead costs increased by less than $0.1 million due to incremental staffing and preoperational costs associated with getting our China plant operational in the fourth quarter of 2014 that more than offset benefits from prior cost-reduction actions.

The increase in our cost of sales for the nine months ended September 30, 2014 compared to the corresponding period in 2013 reflects $7.1 million of increased material costs primarily associated with the 55% increase in sales volume. We also experienced higher scrap and inefficiencies ramping production at FeiYu as well as winding down and recommencing manufacturing at our Malaysia facility. These amounts more than offset material savings from a 18% increase in our paperless products sales volume. Direct labor decreased by $0.1 million as $1.7 million of lower restructuring charges were mostly offset by variable labor costs associated with the sales volume increase and $0.5 million in direct labor costs related to the Agreement with FeiYu. Overhead costs decreased by $0.4 million due to the benefit of prior cost-reductions, including the indirect headcount reduction actions made during

2013 as well as ceasing production at our East Windsor, Connecticut facility which were offset by incremental staffing and preoperational costs associated with getting our China plant to be operational in the fourth quarter of 2014.

Gross Loss

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross loss	$(1,030)	(10.8)%	$(821)	(13.2)%	$(209)	(25.5)%	$(2,895)	(9.6)%	$(1,163)	(4.6)%	$(1,732)	(148.9)%

Gross loss as a percentage of net sales improved for the three month period ended September 30, 2014 mainly as a result of benefits from prior cost-reduction actions that more than offset the 19% ASP decline, higher scrap, lower absorption of fixed costs at our Malaysia facility and a 8% percent decrease in paperless product sales mix.

Gross loss as a percentage of net sales decreased for the nine month period ended September 30, 2014 mainly as a result of a 24% ASP decline, higher scrap and lower absorption of fixed costs at our Malaysia facility that more than offset $1.7 million of lower restructuring charges, higher sales volume, a 18% percent increase in paperless product sales mix and benefits from prior cost-reduction actions.

On a sequential basis, gross loss as a percentage of net sales decreased slightly as a result of the 5% ASP decline and the non-recurrence of a $0.4 million one-time benefit from reversing restructuring accruals in the second quarter of 2014 that mostly offset benefits from prior cost-reduction actions and $0.2 million of lower inventory reserves.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$2,455	25.8%	$4,570	73.5%	$(2,115)	(46.3)%	$7,796	(25.9)%	$13,012	51.7%	$(5,216)	(40.1)%

SG&A decreased $2.1 million for the three months ended September 30, 2014 compared to the corresponding period in the prior year. This decrease was primarily driven by a $0.6 million decrease in labor and benefits due to headcount reductions taken during 2013. In addition, we had a $0.5 million decrease in restructuring charges due to headcount reductions made during the third quarter of 2013 at our Connecticut and Spain facilities. Non-cash stock-based compensation decreased by $0.2 million due to prior awards fully-vesting. Professional fees decreased $1.0 million primarily related to capitalizing strategic alternative fees associated with the proposed Zhenfa transaction during the third quarter of 2014.

SG&A decreased $5.2 million for the nine months ended September 30, 2014 compared to the corresponding period in the prior year. This decrease was primarily driven by a $1.8 million decrease in labor and benefits due to headcount reductions taken during 2013. In addition, we had a $1.4 million decrease in professional fees, a $0.2 million decrease in both rental expense and insurance due to the continued cost-reduction efforts. In addition, we reversed prior restructuring accruals established for the prior anticipated closure of our Malaysia plant which drove a $1.2 million decrease in restructuring charges. Non-cash stock-based compensation decreased $0.6 million primarily related to prior awards fully vesting, lower headcount and reversal of the management incentive program accrual based upon lower-than-expected profitability in 2014.

On a sequential basis, SG&A increased $0.1 million compared to the three months ended June 30, 2014. The increase was driven by $0.4 million of restructuring reversal recorded in the second quarter due to our Malaysia plant staying open, $0.2 million of increased non-cash stock-based compensation expense and $0.1 million of higher expense associated with retrofitting our Enfield, Connecticut facility. These negative impacts were mostly offset by $0.6 million of reduced professional fees.

Research and Development Expense (“R&D”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$291	3.1%	$703	11.3%	$(412)	(58.6)%	$842	2.8%	$2,316	9.2%	$(1,474)	(63.6)%

Research and development expense decreased $0.4 million and $1.5 million for the three and nine months ended September 30, 2014, respectively compared to the corresponding periods in the prior year. The decrease for both periods was driven by cost-reduction measures. During the third quarter of 2013, we significantly reduced our research and development headcount to scale down general development efforts and focus our efforts to optimize our next-generation EVA encapsulant formulation. In addition, we eliminated the position of Chief Technology Officer effective November 15, 2013. Our President and Chief Executive Officer is directly overseeing the research and development function.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$249	2.6%	$(138)	(2.2)%	$387	280.4%	$280	0.9%	$2,100	8.3%	$(1,820)	(86.7)%

The provision for bad debt expense recorded in the three and nine months ended September 30, 2014 primarily related to aging of certain Chinese customers. The recovery of bad debt expense recorded during the third quarter of 2013 was primarily related to one of our European customers settling outstanding receivable balances that were reserved during the second quarter of 2013 when this customer initiated an insolvency proceeding. The provision for bad debt expense recorded in the first nine months of 2013 primarily related to two of our customers declaring bankruptcy, the majority of which related to a significant European customer who has since reorganized and continues to produce solar modules. In 2014, overall solar industry conditions have improved leading to increased profitability for many companies throughout the supply chain which has aided cash collection efforts.

Interest Income (Expense), Net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest income (expense), net	$3	—%	$—	—%	$3	100.0%	$23	0.1%	$(6)	—%	$29	483.3%

The increase in interest income, net was primarily the result of the decrease in the commitment fee expense as a result of terminating our prior revolving senior credit facility during the third quarter of 2013. This expense savings more than offset lower interest income earned due to lower cash balances in the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods.

Amortization of Deferred Financing Costs

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Amortization of deferred financing costs	$—	—%	$155	2.5%	$(155)	(100.0)%	$—	—%	$189	0.8%	$(189)	(100.0)%

Amortization of deferred financing costs decreased as a result of terminating our prior revolving senior credit facility during the third quarter of 2013. At that time, we wrote-off the remaining balance of deferred financing costs.

Other Income, Net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income, net	$—	—%	$—	—%	$—	—%	$2,766	9.2%	$—	—%	$2,766	100.0%

On June 9, 2014, we received a signed letter of intent from a potential buyer for our East Windsor, Connecticut facility for approximately $4.8 million with an expected closing date to occur in the fourth quarter of 2014.  In July, we executed the formal purchase and sale agreement and in October the sale of the property was finalized. The sale of the property is part of our focus to reduce our footprint and operating costs. As such, an analysis of the asset group was performed and a loss on reclassification of $1.3 million was recorded during the second quarter of 2014. We intend to relocate our corporate and research and development functions to our owned facility located in Enfield, Connecticut. Anticipated relocation costs are estimated to approximate $1.0 million.

During the second quarter of 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We concluded that the settlement of this contingency is no longer probable and is remote.

(Loss) Gain on Disposal of Fixed Assets

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
(Loss) gain on disposal of fixed assets	$(20)	(0.2)%	$140	2.3%	$(160)	(114.3)%	$(451)	(1.5)%	$100	0.4%	$(551)	(551.0)%

On March 14, 2014, we agreed to sell, and the Administration Committee of Changkun Industrial Government (the “Buyer”) agreed to purchase, our land use rights for a parcel of land located in Suzhou, China for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million for the three months ended March 31, 2014. We received the proceeds on the sale during the second quarter of 2014.

Foreign Currency Transaction Gain (Loss)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction gain (loss)	$259	2.7%	$(231)	(3.7)%	$490	212.1%	$145	0.5%	$(295)	(1.2)%	$440	149.2%

The foreign currency transaction gain for the three months ended September 30, 2014 was $0.3 million compared to a loss of $0.2 million in the corresponding 2013 period. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which decreased 6.6% for the three months ended September 30, 2014 compared to the corresponding 2013 period. Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain facility.

The foreign currency transaction gain for the nine months ended September 30, 2014 and 2013 was $0.1 million compared to a loss of $0.3 million in the corresponding 2013 period.

Income Tax (Benefit) Expense from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense from continuing operations	$(559)	(5.9)%	$(268)	(4.3)%	$291	108.6%	$176	0.6%	$(4,346)	(17.3)%	$(4,522)	(104.0)%

During the three and nine months ended September 30, 2014, we recorded an income tax benefit of $0.6 million and an income tax expnse of $0.2 million, respectively, resulting in an effective tax rate of (14.8)% and 1.9%, respectively. The projected annual effective tax rate from continuing operations excluding discrete items primarily related to disallowed foreign losses and stock option cancellations was a benefit of 34.8% as compared to the U.S. federal statutory rate of 35.0%. During the three months ended September 30, 2014, we recorded a $0.3 million expense for non-cash deferred tax asset write-off associated with stock option cancellations and had $0.7 million of disallowed foreign losses. The nine months ended September 30, 2014 was also negatively impacted by an additional $1.1 million non-cash deferred tax asset write-off associated with stock option cancellations and an additional $1.2 million of disallowed foreign losses.

During the three and nine months ended September 30, 2013, we recorded an income tax benefit of $0.3 million and $4.3 million, respectively, resulting in an effective tax rate of (4.3)% and (22.9)%, respectively. The tax provision reflected discrete items in the quarter primarily relating to disallowed foreign losses. The projected annual effective tax rate excluding these discrete items was a benefit of 26.9% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate was principally driven by our expected mix of geographic earnings.

During the third quarter of 2014, we recorded an accrual for potential adjustments relating to a state audit on filings of the Company’s QA business, which was sold in 2011. We recorded an income tax expense to discontinued operations of $0.7 million. Refer to Note 3-Discontinued Operations for further explanation.

As of September 30, 2014, we have recorded $2.0 million of valuation allowances relating to our China and Hong Kong subsidiaries, which have generated operating losses since their inception. If we are able to generate future profits at such subsidiaries, we will reverse the valuation allowance. We have recorded a deferred tax asset of $2.9 million for a loss carryforward benefit at our Spain subsidiary. We have not recorded a valuation allowance for this carryforward as we believe it is more likely than not that the benefit of the loss carryforward will be fully realized due to anticipated profits to be generated by our Spain subsidiary. In the United States, we have amended our 2011 federal tax return to apply current losses as loss carrybacks. We expect to carryback anticipated losses generated in the United States in 2014. After 2014, any taxable losses will have to be carryforward and the need for a valuation allowance will need to be assessed.  Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income. In the event, we were to determine that we would not be able to realize all or a portion of our $12.8 million of net deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made.

2014 Stock Option Cancellation

During the nine months ended September 30, 2014, 1,365,916 stock options were canceled due to the termination of employment of certain employees at the end of 2013. Since no tax windfall pool existed in additional paid-in-capital, the reduction in the deferred tax asset of $1.3 million was charged to income tax expense as a discrete item during the nine months ended September 30, 2014.

Sale of East Windsor, Connecticut Facility

In October of 2014, we closed on the sale of our East Windsor, Connecticut facility. In the fourth quarter of 2014, we expect to record a $4.4 million income tax receivable since we sold this facility at a loss and will carryback such tax loss to prior income tax returns.

Net Loss from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations	$(3,224)	(33.9)%	$(5,934)	(95.4)%	$(2,710)	(45.7)%	$(9,506)	(31.6)%	$(14,635)	(58.1)%	$(5,129)	(35.0)%

Net loss from continuing operations for the three months ended September 30, 2014 decreased compared to the corresponding 2013 period driven by higher net sales, $0.5 million of lower restructuring expense and continued cost-reduction efforts that more than offset $0.4 million of higher bad debt expense, inefficiencies ramping production at FeiYu, higher scrap and lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open.

Net loss from continuing operations for the nine months ended September 30, 2014 decreased compared to the corresponding 2013 period driven by the $4.1 million non-cash product performance accrual reversal, higher net sales, reduced bad debt expense, $2.9 million of lower restructuring expense and continued cost-reduction efforts that more than offset inefficiencies ramping production at FeiYu, higher scrap, lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open, the $1.3 million non-cash deferred tax asset reduction related to stock option cancellations and the $1.3 million loss on reclassification on assets held for sale associated with the sale of our Connecticut facility.

Net Loss from Discontinued Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from discontinued operations	$(685)	(7.2)%	$—	—%	$685	100.0%	$(685)	(2.3)%	$—	—%	$685	100.0%

Net loss from discontinued operations for the three and nine months ended September 30, 2014 relates to an accrual for potential adjustments relating to a state audit on tax filings of the Company’s QA business, which was sold in 2011. We recorded an income tax expense to discontinued operations of $0.7 million.

Net Loss

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss	$(3,909)	(41.1)%	$(5,934)	(95.4)%	$(2,025)	(34.1)%	$(10,191)	(33.9)%	$(14,635)	(58.1)%	$(4,444)	(30.4)%

Net loss for the three months ended September 30, 2014 decreased compared to the corresponding 2013 period driven by higher net sales, $0.5 million of lower restructuring expense and continued cost-reduction efforts that more than offset $0.4 million of higher bad debt expense, inefficiencies ramping production at FeiYu, higher scrap, lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open and $0.7 million discontinued operations income tax expense.

Net loss for the nine months ended September 30, 2014 decreased compared to the corresponding 2013 period driven by the $4.1 million non-cash product performance accrual reversal, higher net sales, reduced bad debt expense, $2.9 million of lower restructuring expense and continued cost-reduction efforts that more than offset inefficiencies ramping production at FeiYu, higher scrap, lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open, the $1.3 million non-cash deferred tax asset reduction related to stock option cancellations, the $1.3 million loss on reclassification on assets held for sale associated with the sale of our Connecicut facilty and $0.7 million discontinued income tax expense.

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

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,930)	$(4,646)	$(9,835)	$(13,551)
Depreciation	(514)	(487)	(1,540)	(1,503)
Amortization of deferred financing costs	—	(155)	—	(189)
Interest income (expense), net	3	—	23	(6)
Income tax (expense) benefit	559	268	(176)	4,346
Restructuring	—	(491)	730	(2,155)
Stock-based compensation	(322)	(563)	(1,023)	(1,677)
Non-cash reversal of loss contingency	—	—	4,089	—
Loss on reclassification on held for sale assets	—	—	(1,323)	—
(Loss) gain on disposal of fixed assets	(20)	140	(451)	100
Net Loss from Continuing Operations	$(3,224)	$(5,934)	$(9,506)	$(14,635)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$9,514	$6,219	$3,295	53.0%	$30,072	$25,189	$4,883	19.4%
Adjusted EBITDA	$(2,930)	$(4,646)	$1,716	36.9%	$(9,835)	$(13,551)	$3,716	27.4%
Adjusted EBITDA as % of Segment Net Sales	(30.8)%	(74.7)%			(32.7)%	(53.8)%

Adjusted EBITDA as a percentage of net sales improved for both the three and nine months ended September 30, 2014 compared to 2013 driven by higher sales volume, lower SG&A and R&D expenses due to our prior-cost reduction actions and favorable foreign exchange impact that more than offset a decline in ASP, inefficiencies ramping production at FeiYu, higher scrap and lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open.

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

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, we announced plans in 2013 to cease production at our Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, we recognized severance and other benefits of $0.4 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2013. In the second quarter of 2014, we reassessed the strategic benefit of this facility. Due to continued solar trade disputes between China and the United States and Europe, including the levy of tariffs and anti-dumping duties, solar module production is expected to increase in Asia outside of China. As such, we believe our Malaysia facility is strategically located in this region, and it will remain open indefinitely. As such, we reversed restructuring accruals recorded in 2013 during the second quarter of 2014 resulting in a positive benefit to cost of sales of $0.4 million and selling, general and administrative expense of $0.4 million.

On January 22, 2013, our Board of Directors approved a cost-reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified our largest customer selected an alternative supplier. In addition, we executed headcount reductions of 150 employees on a global basis during the first nine months of 2013. In conjunction with these headcount reductions, we recognized severance and other benefits of $1.3 million in cost of sales and $0.6 million in selling, general and administrative expense for the nine months ended September 30, 2013.

The activity during the nine months ended September 30, 2014 related to cash settlements of previous accrued amounts, minor adjustments for cost-reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility that will now remain open.

	September 30, 2014	September 30, 2013
Balance as of beginning of year	$1.9	$0.2
Additions	0.1	2.1
Reversals	(0.8)	—
Reductions	(0.8)	(2.0)
Balance as of end of period	$0.4	$0.3

The restructuring accrual as of September 30, 2014 consists of $0.1 million of severance and benefits and $0.3 million of other exit costs. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss from continuing operations	$(3,224)	$(5,934)	$(9,506)	$(14,635)
Adjustments to net loss from continuing operations:
Amortization of deferred financing costs	—	155	—	189
Stock-based compensation expense	322	563	1,023	1,677
Restructuring	—	491	(730)	2,155
Non-cash reversal of loss contingency	—	—	(4,089)	—
Loss on reclassification on held for sale assets	—	—	1,323	—
Tax impact of option cancellation	—	—	1,058	—
Tax effect of adjustments	(110)	(397)	884	(1,328)
Non-GAAP net loss from continuing operations	$(3,012)	$(5,122)	$(10,037)	$(11,942)

Basic shares outstanding GAAP	26,386,627	41,695,010	33,914,536	41,598,103
Diluted shares outstanding GAAP	26,386,627	41,695,010	33,914,536	41,598,103
Stock options	—	—	—	—
Restricted common stock	—	—	—	—
Diluted shares outstanding non-GAAP	26,386,627	41,695,010	33,914,536	41,598,103
Diluted net loss per share from continuing operations	$(0.12)	(0.14)	$(0.28)	$(0.35)
Diluted non-GAAP net loss per share from continuing operations	$(0.11)	(0.12)	$(0.30)	$(0.29)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of September 30, 2014, our principal source of liquidity was $22.8 million of cash and $8.2 million of income tax receivables. Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital investments and working capital. We believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, through at least the next 12 months.

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

If our sales volumes increase in the future as we project, our working capital investment will be significant over the next few years and could result in a use of cash of approximately $20.0 million to $30.0 million. We expect to fund this with our existing cash and expected EBITDA generation.

Our cash and cash equivalents balance is located in the following geographies:

September 30, 2014
United States	$14,055
Spain	3,427
Malaysia	1,142
China	3,998
Hong Kong	158
Consolidated	$22,780

We do not permanently reinvest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities, the undistributed earnings of our Malaysia subsidiary will be repatriated in a tax free manner. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings. However, we plan to utilize our cash located in Hong Kong and China to fund a portion of our capital investment and working capital requirements in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $10.3 million for the nine months ended September 30, 2014 compared to net cash used in operating activities of $18.5 million for the nine months ended September 30, 2013. Cash earnings and income tax refund receipts increased by approximately $4.9 million and $6.2 million for the nine months ended September 30, 2014 compared to the same period in 2013, respectively. This increase was driven by cost-reduction efforts that more than offset a 24% ASP decline. This favorable impact was more than offset by increased working capital investment associated with our higher accounts receivable due to longer collection cycle times in China, higher inventory required to support our sales growth initiatives. In addition, we incurred approximately $0.8 million of restructuring payments and a one-time $0.6 million deferred compensation payment in the first nine months of 2014 compared to $2.0 million of restructuring payments made in the first nine months of 2013.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was $0.8 million for the nine months ended September 30, 2013 due to receiving cash refunds for our prior state tax receivable relating to the final gain on the sale of the QA business.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2014. The 2014 capital investments mainly related to building out our leased facility in China and enhancements made to our production equipment to convert to paperless products. These investments were partially offset from proceeds received in the second quarter of 2014 for the sale of our land use right located in Suzhou, China. Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2013 due to capital investments mainly related to improvements to our production equipment to further our conversion to paperless products. We expect remaining 2014 consolidated capital expenditures to be approximately $1.0 million to $1.5 million.

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash used in operating activities from continuing operations less capital investments. Free cash flow was $(13.0) million and $(20.7) million in the nine months ended September 30, 2014 and 2013, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock, share repurchases and acquisitions.

We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the funding of R&D, required investment in working capital and acquisition of property and equipment, including production equipment, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, returning capital to stockholders and strengthening the Condensed Consolidated Balance Sheets. We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash used in operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period. We compensate for this limitation by providing information about the changes in our cash balance on the face of the Condensed Consolidated Statements of Cash Flows and in the above discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash used in operating activities from continuing operations	$(5,219)	$(9,839)	$(10,339)	$(18,505)
Less: capital investments	(937)	(402)	(2,657)	(2,159)
Free cash flow	$(6,156)	$(10,241)	$(12,996)	$(20,664)

Cash Flow from Financing Activities from Continuing Operations

Net cash used in financing activities was $24.6 million for the nine months ended September 30, 2014 primarily due to the repurchase of common stock associated with the Offer. During the third quarter of 2014, we received $3.4 million from Zhenfa realted to the common share issuance deposit Purchase Agreement (See Note 16 in the Notes to Condensed Consolidated Financial Statements). Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2013 due to proceeds received from common stock issued under our employee stock purchase plan.

Proposed Transaction with Zhenfa

As previsouly discussed, we have entered into a Purchase Agreement with the Purchaser, pursuant to which we agreed to issue and sell 27,632,130 shares of our authorized but unissued Common Stock, to the Purchaser for an aggregate purchase price of approximately $21.7 million, or $0.784 per share. The Purchased Shares will represent approximately 51% of the Company’s outstanding shares upon the Closing.

Immediately prior to the Closing, we shall declare a special dividend (the “Special Dividend”) to be paid post-Closing to all stockholders of record (other than the Purchaser) in an amount equal to $0.85 per common share. The record date for the Special Dividend will be as soon as practicable after the Closing. The Purchase Agreement also anticipates that we will seek approval from the stockholders for a reverse stock split following the payment of the Special Dividend. The Purchaser’s obligations under the Purchase Agreement are not conditioned on the receipt of financing.

Capitalization

The following table sets forth our cash and cash equivalents and our capitalization as of September 30, 2014 on an:

•                  actual basis; and

•                  as adjusted basis giving effect to the sale of $21.7 million shares of our common stock to the Purchaser at a price per share of $0.784, after deducting estimated offering expenses paid by us of approximately $2.5 million, and after giving effect to the Special Dividend of an aggregate of approximately $22.5 million.

You should read this table in conjunction with the information contained in “The Transaction—Use of Proceeds;” and “Selected Historical Consolidated Financial Data” in our proxy statement filed with the SEC on October 8, 2014, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as well as the consolidated financial statements and the notes thereto included thereto.

	As Of September 30, 2014
		Adjustments
	Actual Basis	Share Issuance	Special Dividend	Transaction Expenses	As Adjusted
	(unaudited, in thousands, except share data)
Cash and cash equivalents	$22,780	$18,264	$(22,545)	$(895)	$17,604
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	$—	$—	$—	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized; 26,527,607 shares issued and 26,523,885 shares outstanding	$264	$276	$—	$—	$540
Treasury stock, at cost	$(57)	$—	$—	$—	$(57)
Additional paid-in capital	$210,602	$21,388	$—	$(2,500)	$229,490
Accumulated deficit	$(132,612)	$—	$(22,545)	$—	$(155,157)
Accumulated other comprehensive income	$(3,288)	$—	$—	$—	$(3,288)
Total stockholders’ equity	$74,909				$71,528
Common Shares:
Authorized	200,000,000	—	—	—	200,000,000
Issued	26,527,607	27,632,130	—	—	54,159,737 (1)
Outstanding	26,523,885	27,632,130	—	—	54,156,015 (1)

(1)                                 Does not take into account the completion of a reverse stock split, if any.

The Purchaser is a Nevada entity with its principal place of business in Arizona, which was formed in 2013 as part of the Zhenfa Group’s (as defined below) expansion of its engineering, procurement, and construction business globally. While the Purchaser has been researching potential solar projects in the United States in which to invest, it has not completed any investments or begun any projects in the United States to date. The Purchaser is an indirect wholly owned subsidiary of Jiangsu Zhenfa Holding Group Co., Ltd., formerly known as Jiangsu Zhenfa Investment and Development Co., Ltd., referred to as Jiangsu Zhenfa, which is 98%-owned by its Chairman, Zha Zhengfa, who is a Chinese national. Jiangsu Zhenfa and its subsidiaries are not controlled by any Chinese governmental entity. Jiangsu Zhenfa is the parent company of approximately 60 entities, mostly within China and including subsidiaries in North America, Australia, Japan, Singapore, Turkey, Zimbabwe and Dubai, referred to collectively as the Zhenfa Group.

Zhenfa Energy Group Co. Ltd., referred to as Zhenfa Energy, is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within China. At the end of 2013, the Zhenfa Group had developed and installed approximately two gigawatts of solar power in China, including unique utility scale solar projects in which solar arrays are constructed and utilized in conjunction with fisheries in intertidal zones and agricultural projects in desertification areas. The Zhenfa Group holds Chinese patents in a self-adaptive sun tracking system for solar arrays that increases the efficiency of solar projects by up to 25% over fixed tracking systems, and in 2013 won a bid to construct a 13 megawatt ground mounted solar project in Canberra, Australia. Zhenfa Energy has commenced the initial phase of that project, but construction has yet to begin.

Concurrently with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., a subsidiary of the Company, entered into a sales service agreement, referred to as the Sales Service Agreement, with Zhenfa Energy whereby the Zhenfa Group has agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement becomes effective on the date of Closing, has an initial term of two years following the date of Closing and is automatically extended for one year periods unless terminated earlier.

We entered into this proposed Transaction for the following strategic considerations:

•                  that China has become one of the world’s largest solar module manufacturing markets. We have struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers;

•                  that the proposed Transaction should enhance our presence in China and could significantly improve our operating results if the Zhenfa Group were to be successful in assisting us in marketing and selling our products to China-based solar module manufacturers;

•                  that the Sales Service Agreement contemplates that the Zhenfa Group will provide us with the opportunity to lease on favorable terms a manufacturing facility in China, and other valuable assistance in doing business in China; and

•                  that, given their complementary businesses, additional opportunities may be available to the Zhenfa Group and the Company to successfully expand their cooperation.

For further information on the transaction or Zhenfa refer to the proxy filed on October 8, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first nine months of 2014, we were not materially affected by inflation and do not expect to be during the remainder of 2014.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, we face risks and uncertainties that include, but are not limited to, the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing sales to new customers, growing sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) excess capacity in the solar supply chain; (10) demand for solar energy in general and solar modules in particular; (11) our operations and assets in China being subject to significant political and economic uncertainties; (12) limited legal recourse under the laws of China if disputes arise; (13) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (14) our lack of credit facility and our inability to obtain credit; (15) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (16) volatility in commodity costs; (17) our customers’ financial profile causing additional credit risk to our accounts receivable; (18) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (19)  potential product performance matters and product liability; (20) our substantial international operations and shift of business focus to emerging markets; (21) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (22) losses of financial incentives from government bodies in certain foreign jurisdictions; (23) compliance with the Continued Listing Criteria of the NYSE; (24) our proposed Transaction with Zhenfa and the Purchaser (including, but not limited to, the ability of the parties to consummate the proposed transaction in a timely manner or at all, the expected timing of the Closing and satisfaction of required closing conditions); and (25) the other risks and uncertainties described in our Definitive Proxy Statement filed on October 8, 2014 relating to the Transaction, and under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on March 13, 2014 and subsequent periodic reports on Form 10-Q and Current Reports on Form 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the nine months ended September 30, 2014 and 2013 approximately $23.1 million, or 76.7% and $13.7 million or 54.3%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our operations in China. The costs related to our foreign currency net sales are mostly denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2014 would have caused a change in consolidated net assets of approximately $2.4 million and a change in net sales of approximately $2.3 million.

Interest Rate Risk

As of September 30, 2014, we have no debt and no credit facility. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. In the first nine months of 2014, we have not experienced any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                 Legal Proceedings

There have been no material developments in the nine months ended September 30, 2014 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013 other than as described below.

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

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial position and results of operations. Exept as noted below, there have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to the Transaction

Failure to complete the Transaction could negatively impact our stock price, business, financial condition, results of operations or prospects.

The issuance of the Purchased Shares to the Purchaser (the “Share Issuance”) is subject to the satisfaction or waiver of certain closing conditions summarized in the our proxy statement filed with the SEC on October 8, 2014 and set forth in the Purchase Agreement attached to and included in the proxy statement as Annex A. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived in a timely manner and the Transaction is delayed, we may lose some or all of the intended or perceived benefits of the Transaction, which could cause our stock price to decline and harm our business. Furthermore, even if each of the conditions is satisfied, we cannot assure you that the Closing will occur because the Company is not entitled to seek specific performance to enforce the Purchaser’s obligations under the Purchase Agreement. Our sole and exclusive remedy in the event the Purchase Agreement is terminated by us following a material inaccuracy, breach or failure to perform or comply by the Purchaser of any of its warranties, covenants, obligations or any other provision of the Purchase Agreement that has not been waived by us or cured by the Purchaser is the right to retain the Deposit, together with accrued interest thereon, and the Prior Payment. In addition, in certain circumstances, each party may terminate the Purchase Agreement.

If the Transaction, including the Share Issuance, is delayed or not completed (including in the case where the Purchase Agreement is terminated), our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transaction, we will be subject to a number of risks, including the following:

•                  we expect to incur continuing losses during the pendency of the Transaction;

•                  we may be required to pay the Purchaser a termination fee if the Share Issuance is terminated under certain circumstances;

•                  we will be required to pay certain costs relating to the Transaction, including substantial legal and accounting fees, whether or not the Transaction is completed;

•                  our stock price may decline;

•                  under the Purchase Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Share Issuance that may affect our ability to execute certain of our business strategies;

•                  our business and prospects in China and elsewhere may suffer due to adverse publicity regarding our inability to complete the Transaction and the potential negative perceptions that may result from a failure to establish a relationship with the Zhenfa Group, given its relationships with many top-tier Chinese module manufacturers; and

•                  matters relating to the Transaction may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We also could be subject to litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Purchase Agreement. If the Transaction is not completed, these risks may materialize and may adversely affect our stock price, business, financial condition, results of operations or prospects.

The Closing is subject to the receipt of consents, approvals and clearances from regulatory authorities that could delay the Closing or impose conditions that could have a material adverse effect on us or that could cause abandonment of the Transaction.

A condition to our and the Purchaser’s respective obligations to consummate the Share Issuance is that the parties shall have received notice from The Committee on Foreign Investment in the United States that there are no unresolved national security concerns with respect to the Transaction. We cannot provide assurances regarding the resolution of any regulatory review process. Any relevant regulatory body may refuse its approval or may seek to make its approval subject to compliance by us with unanticipated or onerous conditions, or otherwise cause the termination of the Transaction.

Should we fail to complete the Transaction, one of the strategic alternatives that our Board of Directors could pursue is the dissolution and liquidation of our Company.

We incurred net losses from continuing operations of $18.3 million, $211.6 million and $39.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and net losses of $10.2 million for the nine months ended September 30, 2014. Moreover, we expect to incur additional losses during the pendency of the Transaction. If we are not successful in completing the Transaction, including the Share Issuance, we may decide to wind down or cease all of our operations. We also may seek stockholder approval of a plan of liquidation and dissolution. If our Board of Directors and stockholders were to approve a plan of liquidation and dissolution, the assets available to distribute to our stockholders are likely to be adversely affected by our expected continuing losses during the pendency of the Transaction and the substantial costs we will have incurred in connection with the Transaction.

The Purchase Agreement contains certain indemnification obligations that could result in substantial liabilities if the Company is required to indemnify the Purchaser.

Pursuant to the Purchase Agreement, all covenants, agreements, representations and warranties made by the parties in the Purchase Agreement will survive for a period of 12 months following the closing date of the Share Issuance (the “Closing Date”). From and after the Closing Date, and subject to the terms, conditions and limitations set forth in the Purchase Agreement, the Company will indemnify, hold harmless and defend the Purchaser and its officers, directors and affiliates, referred to collectively as the Purchaser Indemnified Parties, against any adverse consequences resulting from or arising out of a breach of the Company’s representation or warranties (as of the date made or as of the Closing Date, as applicable) or covenants contained in the Purchase Agreement. Other than instances of willful material misconduct or fraud, the Company will not, however, be liable for any adverse consequences unless and until the aggregate amount of adverse consequences exceed $1.0 million. In this case, the Purchaser Indemnified Parties will be entitled to indemnification for all losses incurred by them that are in excess of this amount, subject to a limit on our maximum aggregate liability of $4.0 million. If any material indemnification obligations are triggered pursuant to the Purchase Agreement, the Company’s financial condition could be materially and adversely affected.

If the Closing occurs, Zhenfa, as the parent company of the Purchaser, will beneficially own a controlling interest in our common stock as a result of the Share Issuance and control our Board of Directors. As a result, it will be able to exert significant influence over us, and Zhenfa’s interests may conflict with the interests of our other stockholders.

As a result of the Share Issuance, the Purchaser, a wholly owned indirect subsidiary of Zhenfa, will control 51% of the voting power of our common stock, and will be able to, subject to certain conditions set forth in the Purchase Agreement, control or exert substantial influence over us, including the election of our directors and most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for a third party to seek, or may discourage or delay a third party from seeking, to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Zhenfa will maintain its separate business operations following the Closing. As a result, Zhenfa’s interests may not always be consistent with the interests of our other stockholders. To the extent that conflicts of interest may arise among us, Zhenfa and its affiliates, those conflicts may be resolved in a manner adverse to our other stockholders.

We may fail to realize some or all of the anticipated benefits of the proposed Transaction, which may adversely affect the value of our common stock.

The success of the Transaction will depend, in part, on our ability to realize the anticipated benefits from our strategic alliance with Zhenfa contemplated by the Transaction, including the benefits anticipated from Zhenfa’s assistance to us under the Sales Service Agreement in marketing and selling our products to China-based solar module manufacturers and in otherwise conducting business in China. We have not previously conducted business with Zhenfa, and we cannot assure that we will be able to cooperate effectively under the Sales Service Agreement or otherwise. Overall coordination with Zhenfa and its affiliates may also be a complex and time-consuming process. Such coordination may be further complicated by geographical, language and cultural differences. Even with proper planning and timely coordination, we cannot assure that we can achieve any anticipated benefits of the Transaction on a timely basis, if at all, or that we will otherwise be successful in expanding our business in China. Failure to achieve the expected benefits from the Transaction could result in continuing substantial net losses and adversely affect the value of our common stock.

Our international operations, including those in China, expose us to additional operational challenges.

We are subject to a number of additional risks and expenses due to our international operations, including our operations in China. Any of these risks or expenses could harm our operating results and expected benefits from the Transaction. These risks and expenses include:

•                  difficulties in developing staffing and simultaneously managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;

•                  protectionist laws and business practices that favor local companies;

•                  difficulties in securing, servicing and increasing sales to foreign customers;

•                  difficulties in enforcing contracts and in the collection of trade accounts receivable;

•                  difficulties and expenses related to implementing internal controls over financial reporting and disclosure controls and procedures;

•                  possible adverse tax consequences;

•                  the inability to obtain required regulatory approvals;

•                  governmental currency controls;

•                  multiple, conflicting and changing government laws and regulations;

•                  potential noncompliance with the Foreign Corrupt Practices Act, as amended;

•                  operation in parts of the world where strict compliance with anti-bribery laws may conflict with local customs and practices;

•                  political and economic changes and disruptions, export/import controls and tariff regulations; and

•                  the inability to effectively obtain or enforce intellectual property rights and otherwise protect against clone or “knock off” products.

Our China operations are subject to national, regional and local regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government’s current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.

We may have limited legal recourse under the laws of China if disputes arise under our agreements or relationship with Zhenfa.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If disputes arise under our agreements or relationships with Zhenfa, we face the risk that Zhenfa may breach any of these agreements or otherwise engage in conduct relating to their relationship with us that could otherwise give rise to liability under U.S. law. The resolution of any matters involving Zhenfa, including matters subject to international arbitration proceedings in London, England pursuant to the agreements we have delivered in connection with the Transaction, may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in any of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our existing stockholders will experience dilution of their percentage ownership of our common stock.

Pursuant to the Purchase Agreement and subject to our stockholders’ approval, we would be issuing new shares of common stock to the Purchaser, which would represent approximately 51% of the total issued and outstanding common stock of the Company following the Closing. The issuance of these shares would cause our current stockholders to experience immediate and significant dilution in their percentage ownership of the Company’s outstanding common stock.

Uncertainties associated with the Transaction or the ownership of the Company after the Closing may cause delays in customer orders or even the loss of customers, which could offset any benefits we may realize from the Transaction.

In response to the announcement of the Transaction, or due to the diversion of management’s attention, current and potential customers of the Company may delay or defer decisions concerning their use of products of the Company. To the extent that the Transaction creates uncertainty among those persons and organizations contemplating purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases in connection with the Transaction, our results of operations would be adversely affected. Further, we may make customer assurances to address our customers’ uncertainty about the direction of the Company’s product and related support offerings that may result in additional obligations of the Company.

Our obligation to pay a termination fee under certain circumstances and the restrictions on our ability to solicit or engage in negotiations with respect to other acquisition proposals may discourage other transactions that may be favorable to our stockholders.

Until the Share Issuance is completed or the Purchase Agreement is terminated, with limited exceptions, the Purchase Agreement prohibits us from entering into, soliciting or engaging in negotiations with respect to acquisition proposals or other business combinations with a party other than the Purchaser and its affiliates. We have agreed to pay the Purchaser a termination fee of $0.9 million under certain specified circumstances, including in connection with a change in recommendation of the Board of Directors to our stockholders regarding the Share Issuance or certain other matters. These provisions could discourage other companies from proposing alternative transactions that may be more favorable to our stockholders than the Transaction.

The acquisition of control of our Company by Zhenfa, a Chinese company, may expose us to greater regulatory scrutiny.

At various times during recent years, the governments of the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect our ability to successfully implement our Chinese strategy, the market price of our common stock and our ability to access the capital markets in United States. Also, as a result of recent controversies involving Chinese controlled companies, it is possible that such companies have come under increased scrutiny in the United States and other countries. If we become subject to enhanced regulatory review and oversight, responding to such review and oversight may be expensive and time consuming and may have a material adverse effect on our operations, even if we otherwise have complied with all legal and regulatory requirements.

Risks Related to the Reverse Stock Split Charter Amendment

If we are unable to comply with the continued listing standards of the NYSE, including the minimum bid requirements, and we are delisted from the NYSE, it may be more difficult for you to sell your shares.

Our common stock is currently listed on the NYSE. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In particular, the NYSE has the authority to delist our common stock if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 or the average market capitalization of our common stock falls below $50.0 million and, at the same time, total stockholders’ equity is less than $50.0 million, and in either case we are unable to satisfy these standards within the time periods specified under NYSE regulations. Our total stockholder’s equity was $74.9 million as of September 30, 2014. As a result of the Closing, we anticipate that our stockholder’s equity will be reduced by approximately $3.4 million. Even if the market price of our common stock continues at a level that allows us to comply with the minimum bid price requirement, we cannot assure you that we will be able to comply with the market capitalization or other standards that we are required to meet in order to maintain a listing of our common stock on the NYSE, that the NYSE will interpret these requirements in the same manner we do, if we believe we meet the requirements, or that the NYSE will not change such requirements or add new requirements to include requirements we do not meet in the future. Our failure to meet these requirements may result in our common stock being delisted from such exchange, irrespective of our compliance with the applicable price requirement. In addition to specific listing and maintenance standards, the NYSE has broad discretionary authority over the initial and continued listing of securities, which such exchange could exercise with respect to the listing of our common stock. If we are delisted from the NYSE, our common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and any stockholder’s ability to sell our securities in the secondary market. This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

Item 5.                       Other Information

None.

Item 6.                        Exhibits

2.1

Stock Purchase Agreement, dated August 11, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co. Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference).

10.1

Sales Service Agreement, dated August 11, 2014, by and between Specialized Technology Resources, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference).

10.2

Guarantee Agreement, dated August 11, 2014, by and between STR Holdings, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference).

10.3	Lease Agreement dated October 17, 2014 by and between SBS USA Realty, LLC and STR Solar (Connecticut), LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)

Date: November 13, 2014	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)