Form 10-K
period 2014-12-31
STR HOLDINGS, INC.
filed 2015-03-26
CIK 1473597

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-34529

STR Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1023344 (I.R.S. Employer Identification No.)
10 Water Street, Enfield, Connecticut (Address of principal executive offices)	06082 (Zip code)

Registrant's telephone number, including area code: (860) 272-4235

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value per share	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $21,903,873 based on the price of the last reported sale of $4.05 per share (as adjusted to reflect the one-for-three reverse stock split effected on January 30, 2015) on the New York Stock Exchange on that date.

         On February 27, 2015, the registrant had 18,080,774 outstanding shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.    Business

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of forward-looking statements, see the section captioned "Forward-Looking Statements" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reverse Stock Split

        On January 30, 2015, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect a one-for-three reverse split of our common stock and our common stock began trading on the New York Stock Exchange ("NYSE") on a split-adjusted basis on February 2, 2015. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of issued and outstanding shares of our common stock was reduced to approximately 18.1 million and 18.1 million, respectively, at December 31, 2014. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in this Annual Report on Form 10-K.

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

Recent Developments and Strategy

Recent Developments

        Although our revenues increased in 2014 compared to 2013, our net sales and profitability have declined significantly since 2011. We attribute these declines primarily to a rapid shift of solar module production from the United States and Europe to Asia, particularly China, the loss of our largest customer in 2013, financial distress of certain of our key customers, intensified competition and steep price declines resulting from excess capacity throughout the solar manufacturing industry.

        In response to the significant decline in our business, in January 2013, our Board of Directors initiated a review of strategic alternatives and retained financial and business advisors to assist us with evaluating certain financial and operational aspects of various strategic alternatives. At the direction of a special committee of the Board or Directors, one of the financial advisors conducted a comprehensive "market test" to identify and evaluate potential purchasers of our business. The market test did not result in an offer to purchase our business on acceptable terms.

        During the fourth quarter of 2013, at the request of the Board of Directors, our advisors analyzed several options for returning excess cash to our stockholders, including, among other things, a special dividend, open market repurchases, a fixed-price tender offer and a modified "Dutch auction" tender offer. Following a review of these options, the Board of Directors authorized us to pursue a modified "Dutch auction" tender offer, which we commenced on January 31, 2014, by which we offered to repurchase, for cash, up to $30.0 million of shares of our common stock. On March 7, 2014, we closed on the modified "Dutch auction" tender offer and purchased a total of 5.2 million shares at $4.62 per share for an aggregate purchase price of $24.0 million, excluding fees and expenses associated with the offer, which amounted to $2.4 million.

        In an effort to reduce overhead expenses and capital expenditures, on January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the "Manufacturing Agreement") with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. ("FeiYu") and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu ("Xiesheng," and together with FeiYu, the "Manufacturer"). Pursuant to the Manufacturing Agreement, we agreed to purchase certain solar encapsulant products manufactured by FeiYu to our specifications. In connection with the execution of the Manufacturing Agreement on March 14, 2014, we elected not to build a factory in China and agreed to sell our land use rights back to the Administration Committee of Changkun Industrial Government for $1.9 million.

        During the year, we continued to assess our strategic alternatives, and on August 11, 2014, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company ("Zhenfa") and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the "Purchaser").

        On December 15, 2014, pursuant to the Purchase Agreement, we sold to the Purchaser an aggregate of 9.2 million shares (the "Purchased Shares") of our common stock for an aggregate purchase price of approximately $21.7 million, or $2.35 per share. The Purchased Shares represented approximately 51% of our outstanding shares of common stock upon the closing of the transaction (the "Closing"). In addition, pursuant to the terms of the Purchase Agreement, two members of the Board of Directors resigned effective as of the Closing and the Board of Directors was expanded from five members to seven members. Four new directors, all nominated by the Purchaser, were appointed to the Board of Directors effective as of the Closing, constituting a majority of the Board of Directors. The Board of Directors also formed a Special Committee of Continuing Directors comprised of John A. Janitz and Andrew M. Leitch. The Special Committee of Continuing Directors has the power and authority to, among other things, (i) represent us in enforcing all matters under the Purchase Agreement and (ii) review and approve certain related-party transactions with the Purchaser and its affiliates.

        Immediately prior to, and in connection with, the Closing, we declared a special dividend that was subsequently paid on January 2, 2015 to all of our stockholders of record (other than the Purchaser), as of December 26, 2014, in an aggregate amount of approximately $22.6 million, or $2.55 per share of common stock.

        In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., our operating subsidiary, entered into a sales service agreement (the "Sales Service Agreement") with Zhenfa whereby Zhenfa has agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided us with an option to lease a manufacturing facility owned by Zhenfa. Such facility will be at least 107,639 square feet and will be rent free for a period of at least five years. The Sale Service Agreement further provides that if we lease the facility, Zhenfa will provide us with an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. The Sales Service Agreement became effective on the date of Closing, has an initial term of two years following the date of Closing and is automatically extended for one year periods unless terminated earlier by either party.

        On January 23, 2015, we were notified by the New York Stock Exchange (the "NYSE") that we were not in compliance with NYSE Listed Company Manual Section 802.01C because the average closing price of our common stock had been less than $1.00 for 30 consecutive trading days. In order to cure this deficiency, on January 30, 2015, we effected a reverse stock split of our common stock at a ratio of one share-for-every three shares of the outstanding common stock (the "Reverse Stock Split").

Strategic Overview

        For several years, we have been working to increase our market share in China through investments in people, research and development and facilities. Firstly, we increased our Chinese sales and technical service teams to develop sound customer relationships at the tactical level and provide customer service in the local language, custom and time zone. Secondly, we invested in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied. Broadening our process window, while also maintaining and optimizing our high-quality performance attributes of long-term stability, low shrinkage, high light transmission and PID resistance, took significant effort and time. As a result of these efforts, we have now passed internal and external qualification testing with many of the leading Chinese module manufacturers. Thirdly, we invested in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production. As discussed above, our subsidiary, STR Solar (Hong Kong), Limited, entered into a Manufacturing Agreement with FeiYu, under which FeiYu will manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.0 GW of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, China. This facility became operational in the fourth quarter of 2014 with 1.2 GW of initial production capacity.

        We believe that these initiatives contributed to a 23% increase in net sales in 2014 over 2013. Notwithstanding the increased net sales, we continue to operate at a substantial net loss. Accordingly, we must continue to increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $22.7 million, $18.3 million and $211.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net of non-cash impairments, net (losses) profit from continuing operations were ($22.7) million, ($18.1) million, and $43.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Given the challenges we have faced in China, we have, for some time, sought to align with Chinese companies engaged in the solar industry. Our transactions with Zhenfa, in addition to providing a substantial cash dividend for our stockholders, have provided us with a strategic alliance in China to assist us in the highly competitive Chinese solar encapsulant manufacturing market.

        Zhenfa is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within China. At the end of 2013, Zhenfa and its affiliates (collectively, the "Zhenfa Group") had developed and installed approximately two gigawatts of solar power in China, including unique utility scale solar projects in which solar arrays are constructed and utilized in conjunction with fisheries in intertidal zones and agricultural projects in desertification areas. The Zhenfa Group holds Chinese patents in a self-adaptive sun tracking system for solar arrays that increases the efficiency of solar projects by up to 25% over fixed-mount systems, and in 2013 won a bid to construct a 13 megawatt ground-mounted solar project in Canberra, Australia.

        We entered into the transaction with Zhenfa for the following strategic considerations:

  •
  China has become one of the world's largest solar module manufacturing markets. We have struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers;

  •
  The Transaction should enhance our presence in China and could significantly improve our operating results if the Zhenfa Group were to be successful in assisting us in marketing and selling our products to China-based solar module manufacturers;

  •
  The Sales Service Agreement contemplates that the Zhenfa Group will provide us the opportunity to lease on favorable terms a manufacturing facility in China, and other valuable assistance in doing business in China; and

  •
  Given our complementary businesses and geographic locations, additional opportunities may be available to expand our mutual cooperation throughout the solar value chain.

        For further information on the transaction or Zhenfa, refer to the proxy filed on October 8, 2014 with the SEC.

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

        Government incentive programs, which make solar energy more price competitive with other energy sources, are among the key demand drivers for PV. Historically, the largest growth in the demand for PV was in the European Union, driven by its goal of generating 20% of its electricity from renewable sources by 2020. However, Europe's share of global demand has declined and is expected to continue to decline as many European Union countries, such as Germany and Italy, continue to reduce their subsidy programs in relation to financing constraints, overall fiscal policy, and saturation due to cumulative installed capacity. The reduction in subsidies and excess capacity in the solar industry have driven a reduction in selling prices throughout the supply chain that is expected to allow future unit volume growth in new end markets as grid-parity is achieved and a price-elastic model continues to develop. In particular, we estimate there will be continued growth in installation of PV modules in the United States, China, India, South America, Africa and the Middle East.

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

        During the last five years, the production of solar modules has migrated rapidly from the U.S. and Europe to Asia, primarily China.

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

Solar Module Component Stack—Crystalline Silicon

        Shrinkage or inadequate adhesion can occur during lamination and may result in voids or holes in the encapsulant, which are considered defects and cause for rejection of the entire panel. Due to direct exposure to the elements, the encapsulant is susceptible to several performance failures that can jeopardize the integrity and performance of the entire solar module and lead to significant warranty costs for solar module manufacturers. The most significant failures include:

  •
  Loss of clarity-the propensity of an encapsulant to "brown" after long-term exposure to ultraviolet ("UV") light, leading to a permanent loss of transparency. If an encapsulant positioned above the cells loses its transparency, the power output of the module will be reduced.

  •
  Module delamination-the loss of adhesion between the encapsulant and other module layers. Delamination in the field could occur in cases where the encapsulant was improperly cured or where incompatibilities between the encapsulant and other module components exist. Most delamination observed in the field has occurred at the interface between the encapsulant and the front surface of the solar cells. Delamination is more frequent and more severe in hot and humid climates, sometimes occurring after less than five years of exposure. Delamination first causes a performance loss due to optical de-coupling of the encapsulant from the cells. Of greater concern from a module lifetime perspective is the likelihood that the void resulting from the delamination will provide a preferential location for moisture accumulation, greatly increasing the possibility of corrosion failures in metallic contacts and resulting in module failure.

  •
  Potential induced degradation ("PID")-the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cell, is a factor that could adversely impact the energy yield of crystalline silicon solar modules. PID can occur in some solar module installations where a transformerless inverter is used in combination with a high negative voltage bias applied to the solar cells. The magnitude of the power loss depends upon many factors, including the applied voltage bias and the type of surface coatings on the solar cells. Specific encapsulant chemistry, such as in our recent product introductions, has been demonstrated to help inhibit power loss due to PID.

        Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the total manufacturing cost of the solar module (typically 2 to 5 percent).

        We typically sell our encapsulants in square meters. However, because the solar industry's standard measurement for production volume and capacity is in watts, megawatts ("MW"), or gigawatts ("GW"), we convert our capacity and production volume from square meters to approximate MW depending on the applicable conversion efficiencies that are specific to our customers. The conversion rate ranges from 13,000 to 15,000 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable. Certain production capacity and market metrics included in this Annual Report on Form 10-K are based on these calculations. Our calculations may not be accurate, and we may change the methodology of our calculations in the future as new information becomes available. In that case, period-to-period comparisons of such metrics may not be perfectly comparable.

Financial Information About Our Segment and Geographic Areas

        Financial information about our segment and geographic areas is included in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16-Reportable Segment and Geographical Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Products

        We have 14 commercial encapsulant formulations, of which 6 are actively in use. Drawing upon our considerable experience, we develop our formulations internally and work in conjunction with our customers to meet their varying requirements. Our encapsulant formulations offer a range of properties and processing attributes, including various curing times and temperatures that align with the requirements of our customers' individual lamination processes and module constructions. Our formulations can be used in both crystalline silicon and thin-film modules.

Our Markets and Customers

        Our customers are solar module manufacturers located in North America, Europe and Asia. We typically sell our encapsulants on a purchase order basis that specify prices and delivery parameters, but can be cancelled or postponed prior to production. In addition, we provide technical support and assist our customers when they are qualifying solar modules that utilize our products, which can take from two months to more than two years. Historically, our sales strategy has focused on developing long-term relationships with solar module manufacturers and working collaboratively during their product development efforts. We use independent sales agents as a part of our growth strategy, primarily in China and India.

        Over the past four years, many of our western customers continued to lose market share to lower-cost Chinese module manufacturers, with many being forced into bankruptcy or exiting the solar business. As such, module production has migrated rapidly to Asia, primarily China. We have been actively trying to enhance our presence and improve our competitiveness in China.

        In January 2013, we were informed by our then largest customer, First Solar, Inc. ("First Solar"), that it would commence sourcing encapsulant from an alternate supplier in the first half of 2013. First Solar accounted for approximately 18% and 41% of our net sales for the years ended December 31, 2013 and 2012, respectively. We did not sell any products to First Solar in 2014. In 2014, ReneSola Ltd and its subsidiaries ("ReneSola") accounted for approximately 37% of our net sales for the year ended 2014. First Solar, ReneSola, Conergy AG and Global Wedge, Inc. each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 56% of our net sales for the year ended 2013. Our top five customers accounted for approximately 64%, 64% and 61% of our net sales in 2014, 2013 and 2012, respectively.

Our Operations

Facilities and Equipment

        We currently own and operate production facilities in Asturias, Spain and Johor, Malaysia. In addition, we lease a production facility in Shajiabang, China. In March 2013, we ceased manufacturing operations at our East Windsor, Connecticut location and sold this facility in October 2014. We currently have total annual production capacity of approximately 8.2 GW with 3.0 GW at each of our Spain and Malaysia locations and 1.2 GW at our China facility. In addition, our Manufacturing Agreement with FeiYu provides us with approximately 1.0 GW of additional annual manufacturing capacity in China. We convert our capacity and production volume from square meters to MW depending on the applicable conversion efficiencies that are specific to our customers. The conversion rate ranges from 13,000 to 15,000 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable.

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

        Our manufacturing quality program is ISO 9001 certified. We have a high level of automation at each of our facilities that includes real-time computerized monitoring of the manufacturing process. Such automation provides consistency across our facilities so we can satisfy customer orders at all of our manufacturing locations. In addition, our enterprise resource planning system allows us to efficiently plan our production schedule by location.

        We test our products in real-time and at a high frequency after production. The Quality Department at all of our manufacturing facilities follows our global quality assurance program and has a mandate to discard products that do not meet required standards.

Raw Materials

        Resin and paper liner are the two primary materials used in our process, with resin accounting for more than half of our manufacturing costs. A number of additives as well as packaging materials represent the remainder of our raw material costs.

        We have multiple vendors for resin. Our objective has been to carry a five-week supply of resin to provide protection against supply interruptions resulting from inclement weather, natural disasters and strikes. The stock is distributed among our production facilities and warehouses so that a disruptive event at one location would not affect our ability to continue production. We have qualified resin suppliers local to each of our manufacturing facilities and continue to pursue qualification of additional resin suppliers.

        We have multiple qualified suppliers of paper liner. Our primary paper suppliers are located in the United States and Europe, and we purchase paper based on pricing and required lead times. We are currently in the process of removing paper liner from our production process to further reduce our manufacturing costs.

Seasonal Trends

        Our business could be adversely affected by seasonal trends due to economic incentives, holiday seasons, weather patterns and other items. See Item 1A-Risk Factors for more information.

Our Competition

        We face intense competition in the solar encapsulant market and have experienced a significant decline in our global market share from approximately 30% in 2010 to approximately 5% in 2014. We compete with a number of encapsulant manufacturers, including Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc. and SK Chemical Ltd. We also face competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and E.I. DuPont De Nemours and Company ("DuPont"). Over the years, various alternative encapsulant materials have been used in solar modules, including POE, PVB and silicone. Many of our competitors are large, global companies with substantially more financial, manufacturing and logistical resources. Also, low-cost solar module manufacturers have emerged in Asia, primarily in China, who compete with our legacy customers in Western markets. As the China solar market matures, additional encapsulant providers from China and the greater Asian markets may compete with us. We compete on the basis of various factors, including:

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

Employees

        As of December 31, 2014, we employed approximately 220 people on a full or part-time basis. We maintain a non-unionized workforce, with the exception of some employees in our manufacturing facility in Spain, where unions are statutory. We have not experienced any significant work stoppages during the past five years.

Executive Officers

        The following table sets forth the names and ages, as of March 1, 2015, of our executive officers. The descriptions below include each such person's service as a board member or an executive officer of STR Holdings, Inc. and our predecessor.

Name	Age	Position
Robert S. Yorgensen	51	Chairman, President and Chief Executive Officer
Alan N. Forman	54	Senior Vice President, General Counsel and Secretary
Joseph C. Radziewicz	39	Vice President, Chief Financial Officer and Chief Accounting Officer

        Robert S. Yorgensen.    Mr. Yorgensen has been our Chairman since December 2014 and our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our CEO, Mr. Yorgensen was the Vice President of our Solar division since 2007 and has been employed with us for 29 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

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

Available Information

        Information regarding us, including corporate governance policies, ethics policies and charters for the committees of the Board of Directors can be found on our internet website at http://www.strsolar.com and copies of these documents are available to stockholders, without charge, upon request to Investor Relations, STR Holdings, Inc., 10 Water Street, Enfield, Connecticut 06082. The information contained in our website is not intended to be incorporated into this Form 10-K. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet website on the same day that we electronically file such material with, or furnish it to the SEC. Information filed with the SEC may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also available to the public from commercial document retrieval services and at the internet website maintained by the SEC at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    Risk Factors

        An investment in our common stock involves a very high degree of risk. You should carefully consider the following risks, as well as the other information in this Annual Report on Form 10-K, before making an investment in us. If any of these risks, or other events that we do not currently anticipate or that we currently deem immaterial, actually occur, our business, results of operations or financial condition may be materially adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have recently incurred substantial losses and we may not be able to achieve or sustain profitability in the future.

        We incurred net losses from continuing operations of $22.7 million, $18.3 million and $211.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Although we have reduced our expenses significantly through multiple reductions in our personnel and reductions in research and development costs, we may continue to incur net losses. Although we are pursuing plans to improve our financial results, such plans contemplate significant increases in net sales volume compared to 2014 volume. Failure to achieve such net sales may result in substantial net losses and will have a material adverse effect on our business, prospects and financial condition.

We have a limited amount of cash, no credit facility and may not be able to obtain credit.

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

        As of December 31, 2014, our principal source of liquidity was $16.6 million of cash and $8.3 million of income tax receivables. Our principal needs for liquidity have been and for the foreseeable future will continue to be, for capital investments and working capital. Payment terms are currently longer in China than in many other locations which has delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable or obtain bank acceptance notes, or fail to receive payment of accounts receivable in a timely fashion, our financial condition and results of operations will be negatively affected.

We currently rely on a single product line for all of our net sales.

        In 2014, 2013 and 2012, we derived all of our net sales from solar encapsulant products. For our business to succeed, the market for this product line will have to grow substantially, and we will have to achieve broader market acceptance of our products. As a result, factors adversely affecting the demand for our solar encapsulants, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and results of operations.

Our business's growth is dependent upon securing net sales to new customers, growing net sales to existing key customers and increasing our market share, particularly in China.

        We estimate that our global market share has declined significantly from approximately 30% in 2010 to approximately 5% in 2014. The future success of our business depends on our ability to secure net sales to new customers, to grow net sales to existing key customers and to increase our global market share. Over the last few years, we believe our European and North American customers have lost market share to Asian module manufacturers, primarily from China, which continue to penetrate the global solar market. In order to be successful, we believe that we will need to significantly increase our net sales to certain large Chinese module manufacturers. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on a limited number of customers, which may cause significant fluctuations or result in declines in our net sales.

        The solar module industry is relatively concentrated, and we expect this concentration to increase as the industry continues to consolidate. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. We were informed in January 2013 that our then largest customer, First Solar, would cease sourcing encapsulant from us starting in the first half of 2013. First Solar accounted for 0%, 18% and 41% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively. In 2014, ReneSola accounted for approximately 37% of our net sales. First Solar, ReneSola, Conergy AG and Global Wedge, Inc. each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 56% of our net sales for the year ended 2013. In addition, the top five customers accounted for approximately 64%, 64% and 61% of our net sales in 2014, 2013 and 2012, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing pressure to reduce their costs. Since we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate significant net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Any one of the following events may cause material fluctuations or declines in our net sales and have a material adverse effect on our business, financial condition and results of operations:

  •
  reduction in the price one or more of our significant customers is willing to pay for our encapsulants;

  •
  reduction, postponement or cancellation of orders from one or more of our significant customers;

  •
  selection by one or more of our customers of products competitive with our encapsulants;

  •
  loss of one or more of our significant customers and failure to obtain additional or replacement customers; and

  •
  failure of any of our significant customers to make timely payment for our products, if at all.

We currently outsource and rely on a third-party for the manufacture of a portion of our encapsulants, and our future success will be dependent on the timeliness and effectiveness of the efforts of this third party.

        We have engaged a third-party manufacturer, FeiYu, to supply certain of our proprietary products to us in China. If problems develop in our relationship with FeiYu, or if FeiYu fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations.

Technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, which would adversely affect our business.

        The solar energy market is very competitive, rapidly evolving and characterized by continuous improvements in solar modules to increase efficiency and power output and improve aesthetics. This requires us and our customers to invest significant financial resources to develop new products and solar module technology to enhance existing modules to keep pace with evolving industry standards and changing customer requirements and to compete effectively in the future. During 2013, we engaged in significant cost reduction actions, including substantial reductions to our research and development and engineering personnel. The reduction of these resources may limit our ability to introduce new products or manufacturing improvements and may put us at a competitive disadvantage which could negatively impact our ability to increase or maintain our market share, generate net sales and negatively impact our financial condition, prospects and results of operations. Consequently, our competitors' development of encapsulant products and technologies may perform better or may be more cost-effective than our products. This could cause our encapsulants to become uncompetitive or obsolete, which would adversely affect our business, financial condition and results of operations. Product development activities are inherently uncertain, and we could encounter difficulties and increased costs in commercializing new technologies. As a result, our product development expenditures may not produce corresponding benefits.

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

        The market for encapsulants is highly competitive and continually evolving. We compete with a number of encapsulant manufacturers, many of which are large, global companies with substantially more financial, manufacturing and logistical resources and strong customer relationships. If we fail to attract and retain customers for our current and future products, we will be unable to increase our net sales and market share. Our primary encapsulant competitors include Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc and SK Chemical Ltd. We also face competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and DuPont. We also expect to compete with new entrants to the encapsulant market, including those that may offer more advanced technological solutions or complementary products such as backsheet, possess advanced or more efficient manufacturing capabilities or that have greater financial resources than we do. Further, as the China solar market matures, we expect additional encapsulant providers from China and the greater Asian markets to compete with us. Our competitors may develop and produce or may be currently producing encapsulants that offer advantages over our products. A widespread adoption of any of these technologies could result in a rapid decline in our position in the encapsulant market and adversely affect our net sales and margins.

Excess capacity currently exists throughout the solar supply chain leading to substantial solar module price declines, which has caused cost to become the predominant factor in the encapsulant procurement process.

        Although improving, excess capacity currently exists throughout the solar supply chain resulting in decreased selling prices of solar modules. Due to many module manufacturers not producing at full capacity as well as being impacted by pricing pressure, our encapsulants' value proposition has been reduced in the current excess capacity environment. As such, our customers and potential customers have been increasingly focused on the purchase price of encapsulants. In light of recent declines in our global market share, it is a priority to increase our market share through net sales to existing customers and to new customers. In order to remain competitive, we expect to be subject to pricing pressures that will negatively impact our net sales and net earnings. In addition, our competitors may reduce the price of their products which may force us to further reduce the price of our encapsulant products to retain net sales.

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

  •
  saturation in certain markets such as Europe; and

  •
  rate of adoption of solar energy in growing solar markets such as the United States, China, India, the Middle East and Africa.

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

        We manufacture our products in China with our own leased manufacturing plant, as well as engage a third-party located in China to toll for us. If the manufacture of our products in China is disrupted, our overall capacity could be significantly reduced and net sales and/or profitability could be negatively impacted. Furthermore, changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We may have limited legal recourse under the laws of China if disputes arise under our agreements with third parties.

        The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our tolling manufacturing arrangement, or other future arrangements, are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturer may dishonor our purchase orders or unwritten arrangements. Similarly, if our product sale arrangements with customers are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our customers may dishonor their obligation to pay us for purchased products. Further, if disputes arise under our agreements with any other parties doing business in China, including Zhenfa, we face the risk that such party may breach any such agreement or otherwise engage in conduct relating to their relationship with us that could otherwise give rise to liability under U.S. law. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, may be limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in China could negatively impact our performance.

        In connection with our tolling manufacturing arrangement, we rely on a third-party manufacturer to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process. However, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow, or prevent the manufacturer from retaining them. Although the courts in China are increasing and broadening their protection of intellectual property rights, the legal regime governing intellectual property rights in China is relatively immature and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In the event that the third-party tolling manufacturer of our proprietary products misappropriates our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

A significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy could have a material adverse effect on our business and prospects.

        Demand for our encapsulants depends on the continued adoption of solar energy and the resultant demand for solar modules. Demand for our products depends, in large part, on government incentives aimed to promote greater use of solar energy. In many countries in which solar modules are sold, solar energy would not be commercially viable without government incentives. This is because the cost of generating electricity from solar energy currently exceeds the costs of generating electricity from conventional energy sources in most regions of the world.

        The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of the target markets for our customers' businesses, including Germany, Italy, Spain, the United States, China, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. In many cases, the costs of these government subsidy programs are passed on to electricity consumers in the applicable regions. These government economic incentives could be reduced or eliminated earlier than anticipated. For example, in Germany, which was a large solar PV end-user market, the government enacted legislation that reduced feed-in tariffs beginning June 30, 2010. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. In 2012, the German government enacted additional legislation that reduced feed-in tariffs by between 20% and 30% depending on the size of the solar energy system. Additional negative changes to solar incentives in 2013 continued to affect the solar markets throughout the European Union. Also, in September 2008, the Spanish parliament adopted new legislation that decreased the feed-in tariff for solar energy by approximately 27% and capped its subsidized PV installations at 500 MW for 2009. This event drove an over-supply of solar module inventory in the supply chain during the first half of 2009 and was one of the main drivers behind our sales volume decline in 2009 compared to 2008. In addition, numerous other countries have recently reduced solar incentives. A change in government incentives similar to these may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives.

        In addition, many European governments have recently experienced sovereign debt issues. As such, a risk exists that some of these governments will continue to reduce current subsidies provided for PV installations in conjunction with overall tighter fiscal policies.

        In the United States, recent solar installation growth has been driven by Renewable Portfolio Standards, a regulatory mandate to increase production of energy from renewable sources such as wind, solar, biomass and other alternatives to fossil and nuclear electric generation, and a 30% federal energy investment tax credit for both residential and commercial solar installation through December 31, 2016, at which time the tax credit is set to decline.

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

        We are dependent upon certain raw materials, particularly resin and paper, for the manufacture of our encapsulants. During 2010 and the first half of 2011, we experienced significant raw material inflation, primarily of EVA resin which comprises approximately 50% of our cost of sales. We do not believe that EVA resin can be effectively hedged with derivatives in the commodity markets. Although the prices for resin declined in 2014 and 2013, they have been volatile over the past few years. If raw material prices increase, our gross margins and results of operations may be materially and adversely affected.

Deterioration of our customers' financial profile may cause additional credit risk on our accounts receivable.

        A significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five customers represented 79% and 97% of our accounts receivable balance as of December 31, 2014 and December 31, 2013, respectively. The accounts receivable due from our largest customer was 49% of our accounts receivable balance as of December 31, 2014. During the past several years, many solar module manufacturers became insolvent and the number of days outstanding on accounts receivable have increased significantly industry-wide. For example, in 2013, we recorded bad debt expense of $0.3 million and $1.4 million for Suntech Power Holdings Company Limited and Conergy AG, respectively. Moreover, many solar manufacturing companies continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us. In addition, payment terms are currently longer in China than in many other locations. In order to mitigate this risk, we are attempting to obtain bank acceptance notes from financial institutions with respect to the accounts receivables from certain of our customers. If we are unable to collect our accounts receivable or obtain bank acceptance notes, or fail to receive payment of accounts receivable in a timely fashion, our financial condition and results of operations will be negatively affected.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

        Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. This may be particularly difficult in light of our financial performance during 2014, 2013 and 2012, and the loss of First Solar as a customer during the first half of 2013. In addition, we have substantially reduced our headcount during the past few years, which limits the amount of resources available to successfully manage and grow our business. The loss of the services of any member of our senior management team or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

        In periods of cost reduction, there is a risk that employees may voluntarily leave us to pursue other career opportunities. There is substantial competition for qualified technical personnel for our business, and as a result, we may be unable to continue to attract or retain qualified technical personnel necessary for the development of our business or recruit suitable replacement personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process could prevent us from timely delivery of encapsulants to our customers in the required quantities, which could result in order cancellations and decreased net sales.

        We purchase resin and paper liner, the two main components used in our manufacturing process, from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these suppliers or with our other suppliers, or if the suppliers' facilities are affected by events beyond our control, we may be unable to manufacture our encapsulants or our encapsulants may be available only for customers in lesser quantities, at a higher cost or after a long delay. If we do not increase our sales volumes, which drive our demand for our suppliers' product, we may not procure at volumes sufficient to maintain favorable supplier relationships, which could lead to higher costs, lower quality and lack of availability of raw materials. We may be unable to pass along any price increases relating to materials costs to our customers, in which case our gross margins could be adversely affected. In addition, we do not maintain long-term supply contracts with our suppliers. Our inventory of raw materials, including back-up supplies of resin, may not be sufficient in the event of a supply disruption. For example, in 2005, we encountered a supply disruption when one of our resin suppliers had its facilities damaged by a hurricane, and another supplier simultaneously experienced a reactor fire. This forced us to use our back-up supplies of resin. The failure of a supplier to provide materials and components, or a supplier's failure to provide materials that meet our quality, quantity and cost requirements in a timely manner, could impair our ability to manufacture our products to specifications, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. If we are forced to change suppliers, our customers may require us to undertake testing to ensure that our encapsulants meet their specifications.

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

        We provide a short-term warranty that we have manufactured our products to our specifications. On limited occasions, we incur costs to service our products in connection with specific product performance matters that do not meet our manufacturing specifications. Also, in isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may in increase in 2015. If we were to ever receive a warranty claim for such matter, we would assess the need for a warranty accrual at that time.

        The manufacturing process for our encapsulants is highly complex. Minor deviations in the manufacturing process can cause substantial decreases in yield and, in some cases, cause production to be suspended. We have from time to time experienced lower-than-anticipated manufacturing yields. This typically occurs during the production of new encapsulants or the installation and start-up of new process technologies or equipment. For example, during the third quarter of 2010, we experienced production inefficiencies and low yield associated with ramping newly installed production capacity at our Malaysia facility that negatively impacted our financial results. In addition, we experienced lower yields in 2013 in conjunction with new product introductions. As we expand our production capacity or we introduce new products, we may experience lower yields initially as is typical with any new equipment, process or product introduction. If we do not achieve planned yields, our costs of sales could increase, and product availability would decrease resulting in lower net sales than expected.

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

        The adoption of solar energy in most parts of the world will be dependent on the capacity of applicable electricity transmission grids to distribute the increased volume of electricity to end-users. For example, many countries may implement curtailment policies which would limit the amount of available solar power allowed to be generated because of transmission congestion or lack of transmission access. The lack of available capacity on the transmission grid could substantially impact the adoption of solar energy which could cause a significant reduction in demand for solar modules and, in turn, our encapsulants.

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

        The integration and testing of our encapsulants with prospective customers' solar modules or enhancements to existing customers' solar modules requires a substantial amount of time and resources. A customer may need up to one year, and in some cases even longer, to test, evaluate and adopt our encapsulants and qualify a new solar module, before ordering our encapsulants. Our customers then need additional time to begin volume production of solar modules that incorporate our encapsulants. As a result, the complete sales cycle for our business can be lengthy. We may experience a significant delay between the time we increase our expenditures for product development, sales and marketing efforts and raw materials inventory and the time we generate net sales, if any, from these expenditures.

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

        We operate in several countries worldwide with a focus of increasing our net sales in emerging markets, particularly in China. Of our total net sales, approximately 100%, 94% and 82% were generated from outside the United States in the years ended December 31, 2014, 2013 and 2012, respectively, and we expect that our international operations will continue to grow in Asia given the current solar market and our strategy to increase our market share in the Asia-Pacific region. As such, our international operations are subject to a number of risks that could have a material adverse effect on our business, financial condition, results of operations or cash flow, including:

  •
  a module manufacturer's unwillingness to purchase from foreign-owned companies;

  •
  difficulty in enforcing agreements in foreign legal systems and in the collection of trade accounts receivable;

  •
  foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

  •
  protectionist laws and business practices that favor local companies;

  •
  difficulties in securing, servicing and increasing net sales to foreign customers;

  •
  potentially adverse tax consequences;

  •
  fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars;

  •
  potential noncompliance with a wide variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA"), the Office of Foreign Assets Control and similar non-U.S. laws and regulations;

  •
  operations in parts of the world where strict compliance with anti-bribery laws may conflict with local practices and customs;

  •
  inability to obtain, maintain or enforce intellectual property rights and otherwise protect against clone or "knock off" products;

  •
  labor strikes, especially those affecting transportation and shipping;

  •
  risk of nationalization of private enterprises;

  •
  changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives on which our module manufacturing customers and their customers rely;

  •
  multiple, conflicting and unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to local content rules, environmental protection, export duties, import duties and quotas;

  •
  disruptions in our business operations or damage to strategic assets that may not be recoverable from applicable insurance policies caused by potential unfavorable weather patterns in certain locations of the world including, but not limited to, nor'easters, blizzards, earthquakes, typhoons and hurricanes;

  •
  difficulty with developing staffing and simultaneously managing widespread operations as a result of, among other things, distance, language and cultural differences; and

  •
  difficulty of and costs relating to compliance with the different commercial and legal requirements of the international markets in which we operate.

        Our China operations are subject to national, regional and local regulation. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government's current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.

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

        We may be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months. There are various reasons for seasonality fluctuations, mostly related to economic incentives and weather patterns. Prior to 2010, the construction of solar energy systems in Germany was concentrated in the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in tariff reduction to

July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. A change in government incentives similar to those may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives. As such, we may see atypical net sales during one reporting period as compared to another. In addition, our Spanish operation tends to have lower net sales during the third quarter of the year due to the European seasonal summer vacation, which occurs in August. In addition, our net sales are also typically lower in December as module manufacturers often defer purchases of our encapsulants to the next calendar year. In the United States, solar module customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. Last, due to the rapid emergence of Chinese module manufacturers and the resulting global market share they possess, Chinese New Years can impact the production schedules of our Chinese customers, which could impact demand for our encapsulants during the first quarter of the year. Accordingly, our business and results of operations could be affected by seasonal fluctuations in the future.

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

        We are a holding company with no significant business operations of our own. Our operations are conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries are our principal sources of cash to repay any future indebtedness, fund operations and pay any dividends. Accordingly, our ability to repay any indebtedness, fund operations and pay any dividends to our stockholders is dependent on the earnings and the distributions of funds from our subsidiaries.

Compliance with environmental and health and safety regulations can be expensive, and noncompliance with these regulations may result in adverse publicity, potentially significant liabilities, monetary damages and fines.

        We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development and manufacturing activities. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. We have performed environmental investigations and remediation activities at our 10 Water Street, Enfield, Connecticut and our former 18 Craftsman Road, East Windsor, Connecticut locations. During our investigations, each site was found to contain the presence of various contaminants. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. See Item 1,—Business,—Environmental Regulation.

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

        These risks include, among other things:

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

        We have received financial incentives from government entities in certain foreign jurisdictions that are based on the maintenance of various requirements. For example, our Spanish subsidiary has received grants for production equipment that requires us to maintain a specific level of employment and use of assets. In addition, we also have a tax holiday in Malaysia through 2019. The tax holiday is based on our Malaysian subsidiary meeting certain metrics surrounding profitability, asset base and employment levels.

        If we do not satisfy these requirements in the future, we may not qualify for future incentives or may be required to refund a portion of previously granted incentives, which could negatively impact our results of operations and financial condition.

The acquisition of control of us by Zhenfa, a Chinese company, may expose us to greater regulatory scrutiny.

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

We may fail to realize some or all of the anticipated benefits of the transaction with Zhenfa, which could result in substantial net losses and may adversely affect the value of our common stock.

        The success of the transaction with Zhenfa will depend, in part, on our ability to realize the anticipated benefits from our strategic alliance with Zhenfa contemplated by the transaction, including the benefits anticipated from Zhenfa's assistance to us under the Sales Service Agreement in marketing and selling our products to China-based solar module manufacturers, collecting accounts receivable in a timely manner and in otherwise conducting business in China. We have not previously conducted business with Zhenfa, and we cannot assure that we will be able to cooperate effectively under the Sales Service Agreement or otherwise. Overall coordination with the Zhenfa Group may also be a complex and time-consuming process. Such coordination may be further complicated by geographical, language and cultural differences. Even with proper planning and timely coordination, we cannot assure that we can achieve any anticipated benefits of the Transaction on a timely basis, if at all, or that we will otherwise be successful in expanding our business in China. Failure to achieve the expected benefits from the transaction could result in continuing substantial net losses and adversely affect the value of our common stock.

The Purchase Agreement contains certain indemnification obligations that could result in substantial liabilities if we are required to indemnify the Purchaser.

        Pursuant to the Purchase Agreement, all covenants, agreements, representations and warranties made by the parties in the Purchase Agreement will survive for a period of 12 months following

December 15, 2014 ( the "Closing Date"). From and after the Closing Date, and subject to the terms, conditions and limitations set forth in the Purchase Agreement, we will indemnify, hold harmless and defend the Purchaser and its officers, directors and affiliates, referred to collectively as the Purchaser Indemnified Parties, against any adverse consequences resulting from or arising out of a breach of our representation or warranties (as of the date made or as of the Closing Date, as applicable) or covenants contained in the Purchase Agreement. Other than instances of willful material misconduct or fraud, we will not, however, be liable for any adverse consequences unless and until the aggregate amount of adverse consequences exceed $1.0 million. In this case, the indemnified parties will be entitled to indemnification for all losses incurred by them that are in excess of this amount, subject to a limit on our maximum aggregate liability of $4.0 million. If any material indemnification obligations are triggered pursuant to the Purchase Agreement, our financial condition could be materially and adversely affected.

Certain of our directors and officers' may be located outside of the United States.

        Certain of our directors are not, and over the course of time, officers, may not be United States citizens or may reside out of the United States. It may not be possible for our stockholders to effect service of process upon our directors within the United States, to bring action against our directors or to enforce against our directors court judgments based on the civil liabilities provisions of the federal securities laws of the United States. Further, it is unclear if extradition treaties now in effect between the United States and China (and, for the matter, any other country that one of our directors may be a citizen of or reside in) would permit effective enforcement against our directors, outside of the United States, of criminal penalties, under the United States Federal securities laws or otherwise.

Risks Related to Owning Our Common Stock

We are subject to the Continued Listing Criteria of the New York Stock Exchange and our failure to satisfy these criteria may result in delisting of our common stock.

        Our common stock is currently listed on the New York Stock Exchange (the "NYSE"). In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders' equity and a minimum number of public stockholders. In particular, the NYSE has the authority to delist our common stock if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 or the average market capitalization of our common stock falls below $50.0 million and, at the same time, total stockholders' equity is less than $50.0 million, and in either case, we are unable to satisfy these standards within the time periods specified under NYSE regulations. The market capitalization of our Common Stock is currently below the $50.0 million threshold. Our total stockholders equity was $57.7 million and $111.9 million as of December 31, 2014 and 2013, respectively. In addition to these objective standards, the NYSE may delist the securities of any issuer if, in its opinion, the issuer's financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE listing requirements; if an issuer's common stock sells at what the NYSE considers a "low selling price" and the issuer fails to correct this via a reverse split of shares after notification by the NYSE; or if any other event occurs or any condition exists which makes continued listing on the NYSE, in its opinion, inadvisable.

        We received notification on January 23, 2015, that we were not in compliance with NYSE Listed Company Manual Section 802.01C because the average closing price of the our common stock was less than $1.00 for 30 consecutive trading days. Accordingly, we were subject to the procedures specified in Section 802.01C, which provides, among other things, that we must bring our share price and average share price above $1.00 within six months following receipt of notification of noncompliance. We have taken action to cure this deficiency, including implementing a reverse stock split effected January 30, 2015, however there can be no guarantee that our stock price will remain above $1.00 in the future.

        If our common stock is delisted from the NYSE in the future, such securities may be traded over-the-counter on the "pink sheets." The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE. Accordingly, delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all. In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC's "penny stock" rules.

We expect that our stock price may continue to fluctuate significantly, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above your purchase price.

        Over the past few years the market prices of many companies in the solar industry have been extremely volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations in response to various factors, including:

  •
  actual or anticipated fluctuations in our financial and operating results, including our cash balance;

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

  •
  changing economic conditions.

        These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock or have become activist stockholders. If any of our stockholders brought a lawsuit against us, or become active with demands, we could incur substantial costs defending the lawsuit and responding to various requests. These events clearly could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

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

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. As of February 27, 2015, we had 18,080,774 shares of our common stock outstanding, some of which are owned by our directors, executive officers and affiliates. Subject to vesting requirements, these shares are eligible for sale in the public market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Zhenfa, as the parent company of the Purchaser, beneficially owns a controlling interest in our Common Stock and controls our Board of Directors. As a result, it is able to exert significant influence over us, and Zhenfa's interests may conflict with the interests of our other stockholders.

        As a result of the transaction with Zhenfa, the Purchaser, a wholly owned indirect subsidiary of Zhenfa, controls 51% of the voting power of our common stock, and is able to, subject to certain conditions set forth in the Purchase Agreement, control or exert substantial influence over us, including the election of our directors and most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The controlling stockholder may have the effect of making it difficult for a third party to seek, or may discourage or delay a third party from seeking, to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Zhenfa will maintains separate business operations from us. As a result, Zhenfa's interests may not always be consistent with the interests of our other stockholders. To the extent that conflicts of interest may arise among us, Zhenfa and its affiliates, those conflicts may be resolved in a manner adverse to our other stockholders.

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        Our principal executive offices are located at 10 Water Street, Enfield, Connecticut, 06082.

        The following table summarizes information regarding our significant owned and leased facilities as of December 31, 2014:

Location	Square Feet	Owned/Leased
Johor, Malaysia	142,270	Owned
Asturias, Spain	105,000	Owned
10 Water Street, Enfield, Connecticut	69,500	Owned
Shajiabang, China	57,500	Leased

        From time to time, we evaluate our production requirements and may close or consolidate existing facilities or open new facilities.

        In 2013, we ceased production at our East Windsor, Connecticut facility. We sold this facility in October 2014 and relocated our corporate headquarters and research and development functions to our 10 Water Street, Enfield, Connecticut facility. In conjunction with the divestiture of the Quality Assurance ("QA") business, we leased real property located at 10 Water Street, Enfield, Connecticut to a subsidiary of UL through December 31, 2012. Prior to the closing of the divestiture, the property served as the QA headquarters and a testing facility. Refer to Item 7, —Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

ITEM 3.    Legal Proceedings

        From time to time, we are and have been a party to litigation that arises in the ordinary course of our business. We have no material litigation pending at this time.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        At February 27, 2015, there were approximately 7 holders of record of our common stock.

        The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for the periods indicated. These amounts have been recasted to reflect the one-for-three reverse stock split which became effective on January 30, 2015.

	Common Stock Price Range
	High	Low
Fiscal 2014
1st Quarter	$5.55	$3.93
2nd Quarter	5.01	3.42
3rd Quarter	5.25	2.40
4th Quarter	4.47	3.30

	Common Stock Price Range
	High	Low
Fiscal 2013
1st Quarter	$9.36	$5.76
2nd Quarter	10.29	5.40
3rd Quarter	8.37	4.83
4th Quarter	8.07	3.66

Dividend Program

        In connection with the Closing, we paid a special dividend (the "Special Dividend") to all of our stockholders of record (other than the Purchaser) in an amount equal to $2.55 per share on January 2, 2015.

        Other than the Special Dividend, we have not declared or paid cash dividends on our Common Stock during the two most recent fiscal years. Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account:

  •
  our financial condition and results of operations;

  •
  general economic and business conditions;

  •
  our capital requirements;

  •
  the ability of our operating subsidiaries to pay dividends and make distributions to us; and

  •
  such other factors as our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

        On January 31, 2014, we commenced a modified "Dutch auction" tender offer (the "Offer") to repurchase for cash up to $30.0 million of shares of our common stock. The Offer allowed stockholders to indicate how many shares and at what price within the offer range (in increments of $0.15 per share) they wished to sell their shares to us, if at all. On February 18, 2014, in response from comments from the SEC, we increased the minimum tender price in the Offer from $3.00 to $4.05, but the upper limit of the Offer range remained unchanged at $4.62 per share. We also extended the expiration date for the Offer from February 28, 2014 to March 3, 2014.

        On March 3, 2014, the Offer expired and a total of 5.2 million shares were tendered at prices within the offer range. Based upon the number of shares tendered and the prices specified by the tendering stockholders, the applicable purchase price was $4.62 per share. As a result, we used a portion of our cash and cash equivalents to purchase and retire such shares of our common stock for an aggregate purchase price of $24.0 million excluding fees and expenses of $2.4 million associated with the Offer.

Reverse Stock Split

        On January 30, 2015, we effected a one-for-three reverse split of our common stock and our common stock.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010 and the statement of operations and other data for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our Consolidated Financial Statements. All amounts are stated in thousands except per share amounts unless otherwise noted. Per-share amounts for all periods reflect the one-for-three reverse stock split effected January 30, 2015.

        The basic and diluted net (loss) earnings per share from continuing operations and weighted-average shares outstanding data in the selected historical consolidated financial data table presented below give effect to our (i) reverse stock split of our common stock at a ratio of one share-for-every three shares of the outstanding common stock and (ii) sale of our former QA business.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Statement of Operations:
Net sales	$39,288	$31,860	$95,345	$232,431	$259,200

Operating (loss) income	$(19,709)	$(25,235)	$(283,485)	$(24,597)	$82,194

Net (loss) earnings from continuing operations	$(22,733)	$(18,286)	$(211,575)	$(39,428)	$54,749
(Loss) earnings from discontinued operations	$(884)	$—	$4,228	$38,124	$(5,438)

Net (loss) earnings	$(23,617)	$(18,286)	$(207,347)	$(1,304)	$49,311

Net (loss) earnings per share
Basic from continuing operations	$(2.08)	$(1.32)	$(15.37)	$(2.89)	$4.08

Basic from discontinued operations	(0.08)	—	0.31	2.79	(0.41)

Basic	$(2.16)	$(1.32)	$(15.06)	$(0.10)	$3.67

Diluted from continuing operations	$(2.08)	$(1.32)	$(15.37)	$(2.89)	$3.90

Diluted from discontinued operations	(0.08)	—	0.31	2.79	(0.39)

Diluted	$(2.16)	$(1.32)	$(15.06)	$(0.10)	$3.51

Goodwill impairment	$—	$—	$82,524	$63,948	$—
Intangible asset impairment	$—	$—	$135,480	$—	$—
Asset impairment	$—	$194	$37,431	$1,861	$—
Restructuring	$(356)	$4,331	$1,069	$308	$—
Capital investments	$3,115	$2,238	$10,677	$21,537	$16,061
Cash	$16,552	$58,173	$81,985	$58,794	$98,333
Total assets	$69,802	$129,209	$147,164	$402,091	$702,846
Total debt	$—	$—	$—	$—	$238,525
Total stockholders' equity	$57,723	$111,862	$127,439	$330,505	$328,040
Repurchase of common stock	$(26,429)	$—	$—	$(57)	$—
Special dividend	$(22,580)	$—	$—	$—	$—
Proceeds from equity issuance	$18,204	$—	$—	$—	$—

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of our operations should be read together with Item 6-Selected Financial Data and our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A,—Risk Factors in this Annual Report on Form 10-K.

        Explanatory Note: All share amounts and per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected as of January 30, 2015.

Forward-Looking Statements

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapuslants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (17) volatility in commodity costs; (18) our customers' financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the Continued Listing Criteria of the NYSE; (25) the ability to realize synergies from the transaction with Zhenfa; and (26) the other risks and uncertainties described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on

http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Annual Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

        We were founded in 1944 as a plastic and industrial materials research and development company and evolved into two core businesses: solar encapsulant manufacturing and quality assurance services. We launched our former Quality Assurance business ("QA") in 1973 and we commenced sales of our solar encapsulant products in the late 1970s.

        We are a provider of encapsulant to the solar module industry. Encapsulant is a critical component used in solar modules. Our PhotoCap® products consist of ethylene-vinyl acetate ("EVA"), which is modified with additives and put through our proprietary extrusion manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. Our encapsulants can be used in both crystalline silicon and thin-film solar modules. To date, over 20 GW worth of solar modules utilizing our encapsulants have been installed in the field with no reported module power performance issues being caused by our encapsulants.

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

        QA's historical operating results are recorded in discontinued operations in the Consolidated Statements of Comprehensive Loss and Cash Flows for all periods presented where applicable.

        The discussion contained herein relates to continuing operations unless otherwise noted.

Current Business Environment, Components of Net Sales and Expenses and Anticipated Trends

Strategic Focus

        For several years, we have been working to increase our market share in China through investments in people, research and development and facilities. Firstly, we increased our Chinese sales and technical service teams to develop sound customer relationships at the tactical level and provide customer service in the local language, custom and time zone. Secondly, we invested in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied. Broadening our process window, while also maintaining and optimizing our high-quality performance attributes of long-term stability, low shrinkage, high light transmission and PID resistance, took significant effort and time. As a result of these efforts, we have now passed internal and external qualification testing with many of the leading Chinese module manufacturers. Thirdly, we invested in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production. As discussed above, our subsidiary, STR Solar (Hong Kong), Limited, entered into a Manufacturing Agreement with FeiYu, under which FeiYu will manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.0 GW of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, China. This facility became operational in the fourth quarter of 2014 with 1.2 GW of initial production capacity.

        We believe that these initiatives contributed to our 23% increased net sales in 2014 compared to 2013. Notwithstanding the increased net sales, we continue to operate at a substantial net loss. Accordingly, we must continue to increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $22.7 million, $18.3 million and $211.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net of non-cash impairments, net (losses) profit from continuing operations were ($22.7) million, ($18.1) million, and $43.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Given the challenges we have faced in China, we have, for some time, sought to align with Chinese companies engaged in the solar industry. Our transactions with Zhenfa, in addition to providing a substantial cash dividend for our stockholders, have provided us with a strategic alliance in China to assist us in the highly competitive Chinese solar encapsulant manufacturing market.

        Zhenfa is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within China. At the end of 2013, Zhenfa and its affiliates (collectively, the "Zhenfa Group") had developed and installed approximately two gigawatts of solar power in China, including unique utility scale solar projects in which solar arrays are constructed and utilized in conjunction with fisheries in intertidal zones and agricultural projects in desertification areas. The Zhenfa Group holds Chinese patents in a self-adaptive sun tracking system for solar arrays that increases the efficiency of solar projects by up to 25% over fixed-mount systems, and in 2013 won a bid to construct a 13 megawatt ground-mounted solar project in Canberra, Australia.

        We entered into the transaction with Zhenfa for the following strategic considerations:

  •
  China has become one of the world's largest solar module manufacturing markets. We have struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers;

  •
  The Transaction should enhance our presence in China and could significantly improve our operating results if the Zhenfa Group were to be successful in assisting us in marketing and selling our products to China-based solar module manufacturers;

  •
  The Sales Service Agreement contemplates that the Zhenfa Group will provide us the opportunity to lease on favorable terms a manufacturing facility in China, and other valuable assistance in doing business in China; and

  •
  Given our complementary businesses and geographic locations, additional opportunities may be available to expand our mutual cooperation throughout the solar value chain.

  Transaction with Zhenfa

        We have entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company ("Zhenfa") and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the "Purchaser").

Purchase Agreement and Special Dividend

        On August 11, 2014, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with the Purchaser, pursuant to which we agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from us, an aggregate of approximately 9.2 million shares (the "Purchased Shares") of our common stock, to the Purchaser for an aggregate purchase price ("Purchased Price") of approximately $21.7 million, or $2.35 per share (the "Transaction"). The Purchased Shares represented approximately 51% of our outstanding shares of common stock upon the closing of the Transaction (the "Closing"), which occurred on December 15, 2015.

        In connection with the Closing, we declared a special dividend (the "Special Dividend") on December 11, 2014 to be paid to all of our stockholders of record (other than the Purchaser) in an amount equal to $2.55 per common share on January 2, 2015. The cash used to pay the Special Dividend was paid to our transfer agent as of December 31, 2014.

Sales Service Agreement

        In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., a subsidiary of ours, entered into a sales service agreement (the "Sales Service Agreement") with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement became effective on the date of Closing, has an initial term of two years following the date of Closing and is automatically extended for one year periods unless terminated earlier. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa Group and its affiliates own less than 10% of our outstanding Common Stock.

        For further information on the Purchase Agreement, Sales Service Agreement, the Transaction or Zhenfa refer to the proxy filed on October 8, 2014 with the SEC.

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

        We expect that our results of operations for the foreseeable future will depend primarily on the sale of encapsulants to a relatively small number of customers. We believe the concentration will increase as we expect a consolidation of module manufacturers driven by overcapacity that currently exists. Our top five customers accounted for approximately 64%, 64% and 61% of our net sales in 2014, 2013 and 2012, respectively. First Solar accounted for 18% and 41% of our net sales for the years ended December 31, 2013 and 2012, respectively. In January 2013, we were informed by our then largest customer, First Solar, that it would commence sourcing encapsulant from an alternate supplier in the first half of 2013. We recorded approximately $5.7 million of net sales to First Solar in the first half of 2013. We did not generate net sales to First Solar during 2014. ReneSola accounted for approximately 37% of our net sales for the year ended 2014. First Solar, ReneSola, Conergy AG and Global Wedge, Inc. each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 56% of our net sales for the year ended 2013.

        Our net sales are significantly driven by end-user demand for solar modules. As more solar modules are sold, there is greater demand from module manufacturers for encapsulants. The solar power industry is impacted by a variety of factors, including government subsidies and incentives, availability of financing, worldwide economic conditions, environmental concerns, energy costs, the availability of polysilicon and other factors. A key demand driver for solar module growth in the future will be the ability of solar module manufacturers and downstream solar system installers to reduce their cost structure, primarily in the balance of system cost components such as inverters, installation costs, wiring, racking and logistics. During 2011, capacity expansion in the solar module supply chain increased. Increased competition, particularly from China, and continued vertical integration of many manufacturers in the solar supply chain contributed to the increase in capacity. These events caused many module manufacturers to significantly reduce the average selling price of their modules as the extra capacity drove a severe inventory build. As a result, many companies in the solar supply chain lacked profitability. From an industry standpoint, the reduction in module selling prices has improved rates of return on solar investments for the end-user. We believe this is a long-term industry trend will help to bring solar energy costs closer to grid-parity and in turn will increase demand for solar encapsulants. From 2012 through 2014, industry consolidation continued and the amount of excess capacity has been significantly reduced, but still exists. In addition, the rate of price declines appears to have recently stabilized in many areas of the solar supply chain.

        Demand for our encapsulants also depends in large part on government incentives aimed to promote greater use of solar energy. The type of government incentives vary from country to country and can change rapidly. As the solar industry continues to reduce the cost of solar power, we expect the level of government subsidies to continue to decrease.

        Even though we expect reduced solar module demand in the European Union and the continued reduction in government subsidies in the next few years, we anticipate an increase in global demand for solar energy, particularly in China and the United States. This will be primarily driven by solar energy becoming more cost effective as a result of continued cost reductions in module selling prices and balance of system costs and continued emergence of end-user financing. In addition, many foreign governments like India, Taiwan and Japan, as well as certain state regulatory entities, have enacted renewable portfolio standards that require utilities to increase their production of energy from renewable sources.

        Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their historical in-field performance, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that among other benefits provide a high value proposition to our customers in a period of tight capacity. During the past few years, however the excess capacity that existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, low-cost competition from China and increased entrants in the encapsulant market have intensified competition. Based on these factors, we experienced an average selling price ("ASP") decline during 2014 of approximately 22% from the prior year.

        For several years, we have been working to increase our market share in China through investments in people, research and development and facilities. Firstly, we increased our Chinese sales and technical service teams to develop sound customer relationships at the tactical level and provide customer service in the local language, custom and time zone. Secondly, we invested in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied. Broadening our process window, while also maintaining and optimizing our high-quality performance attributes of long-term stability, low shrinkage, high light transmission and PID resistance, took significant effort and time. As a result of these efforts, we have now passed internal and external qualification testing with many of the leading Chinese module manufacturers. Thirdly, we invested in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production. As discussed above, our subsidiary, STR Solar (Hong Kong), Limited, entered into a Manufacturing Agreement with FeiYu, under which FeiYu will manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.0 GW of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, China. This facility became operational in the fourth quarter of 2014 with 1.2 GW of initial production capacity.

        In addition to the above items, we entered into the strategic transaction with Zhenfa to help us increase our net sales in China. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers that we have been trying to sell to. We believe that the Transaction should enhance our presence in China and could significantly improve our operating results if the Zhenfa Group were to be successful in assisting us in marketing and selling our products to China-based solar module manufacturers.

        The future growth and success in our business depends on the ability of our customers to grow their businesses and our ability to meet any such growth and to grow by adding new customers. If our customers do not increase production of solar modules, there will be no corresponding increase in encapsulant orders. It is possible that our customers may reduce their purchases from us. If our customers do not grow their businesses or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our net sales. In addition, we have been actively attempting increase our market share in China. Although we intend to obtain and grow our market share with Chinese module manufacturers, failure to do so could negatively affect our financial condition and results of operations.

Cost of Sales

        Cost of sales consists of our costs associated with raw materials, direct labor, manufacturing overhead, salaries, other personnel-related expenses, write-offs of excess or obsolete inventory, quality control, freight, insurance, disposition of defective product and depreciation of fixed assets. In 2012, our cost of sales also included amortization of intangibles as a result of DLJ Merchant Banking Partners IV, L.P.'s acquisition of us in 2007 ("DLJ Acquisition"). The intangible assets were fully impaired as of December 31, 2012. Approximately 81% of our cost of sales is variable in nature; 12% is step-variable and relates to direct labor cost and is fixed in the short-term and the remaining 7% is fixed. Resin constitutes the majority of our raw materials costs at approximately 50% of our cost of sales, and paper liner is the second largest cost. We are in the process of modifying our production equipment to remove paper from our bill of material to reduce costs. The price and availability of resin and paper liner are subject to market conditions affecting supply and demand, have been volatile and we believe resin cannot be effectively hedged in the commodity markets.

        Prior to 2014, we manufactured all of the products that we sold. In January 2014, our Hong Kong subsidiary entered into the Manufacturing Agreement. Pursuant to the Manufacturing Agreement, certain of our solar encapsulant products will be manufactured by FeiYu to our specifications. We will supply the Manufacturer with all of the proprietary information and assistance necessary to manufacture the products.

        Overall, we expect our cost of sales, as a percentage of net sales, to decrease over the long-term. We expect to improve our cost structure to more than offset anticipated further reductions of average selling price of our encapsulants in response to lower overall module pricing driven by increased competition faced by our customers and ourselves. We believe we can improve our cost structure from current levels by: (i) decreased raw material costs due to active negotiations with our suppliers, favorable resin market dynamics and the removal of paper liner from our manufacturing process, (ii) more efficient absorption of fixed costs driven by economies of scale when expected sales growth resumes in 2015, (iii) improved raw material utilization and yield and (iv) continued other cost reduction efforts.

Gross Profit

        Gross profit is affected by numerous factors, including our average selling prices, fluctuations in foreign exchange rates, seasonality, our manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for new production facilities and the expansion of existing facilities to reach full production capacity. In 2012, accelerated depreciation increased by $2.3 million due to the shortened useful lives of certain production equipment based on expected lower capacity utilization level. We also incurred $(0.1) million, $1.7 million and $0.9 million of restructuring charges recorded in cost of sales associated with our recent cost reduction efforts in 2014, 2013 and 2012 respectively. During 2014, we recorded a gross loss primarily due to lower yield associated with product introductions and frequent production line change overs due to smaller and more frequent production runs, poor absorption at all of our facilities due to low volume and our China leased facility start-up costs.

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

        During 2014, we received notification that we fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $0.2 million of restructuring charges initially recorded in 2012. We incurred $(0.5) million, $2.6 million and $0.2 million of restructuring charges in SG&A during 2014, 2013 and 2012, respectively.

        We expect our selling, general and administrative expenses to decrease as a percentage of net sales as a result of recent cost reduction actions and expected improved operating leverage from expected higher sales volumes.

Research and Development Expense

        We have a long history of innovation dating back to our establishment in 1944 as a plastic and polymer research and development firm. As our operations expanded from solely providing research and development services into the manufacturing of solar encapsulants, we created a separate research and development function that tracks employees and costs that are fully dedicated to research and development activities. Our research and development expense consists primarily of salaries and fringe benefit costs and the cost of materials and outside services used in our pre-commercialization process and product development efforts. We also record depreciation expense for equipment that is used specifically for research and development activities.

        We incurred $1.2 million, $2.7 million and $4.4 million of research and development expense in 2014, 2013 and 2012, respectively. We expect annual research and development expense to approximate $1.5 million for the near-term based upon cost reduction measures implemented in 2013. We expect to gradually increase our investment in research and development expense if we return to profitability.

Provision for Bad Debt Expense

        We reserve for estimated losses that may result from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and reserve for uncollectible accounts after reasonable collection efforts have been made and collection is deemed doubtful.

        Our bad debt expense in recent years was the result of many solar module manufacturers declaring bankruptcy due to continued solar industry consolidation. We expect our bad debt expense to decrease going forward as the solar industry transitions to a sustainable, self-supporting industry. In addition, we plan to increase the use of obtaining bank acceptance notes from certain of our customers to mitigate credit risk.

Interest (Expense) Income, Net

        Interest (expense) income, net was comprised of interest income earned on our cash and cash equivalents and our annual commitment fee incurred on our revolving senior credit facility, which we terminated in September 2013 (the "Credit Agreement").

        We expect our interest income to decrease in 2015 due to having lower cash balances primarily resulting from the repurchase of approximately $30.0 million of our shares of common stock pursuant to the Offer completed in March 2014.

Other Income

        On June 9, 2014, we received a signed letter of intent from a potential buyer for our East Windsor, Connecticut facility for approximately $4.8 million. In July, we executed the formal purchase and sale agreement and in October the sale of the property was finalized. The sale of the property is part of our focus to reduce our footprint and operating costs. As such, an analysis of the asset group was performed and a loss on reclassification of $1.2 million was recorded during 2014.

        During the second quarter of 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our former customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We concluded that the settlement of this contingency is no longer probable and is remote.

        During 2014, we received notification that we fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $0.7 million of an accrual initially recorded in 2012.

        In 2012, other income consists of the $7.2 million payment received from the settlement of the JPS trade secret misappropriation lawsuit in 2012.

Foreign Currency Transaction Gain/(Loss)

        Foreign currency transaction gain/(loss) is primarily the result of changes in the Euro, Hong Kong dollar, Chinese renminbi and Malaysian ringgit exchange rates. The majority of our foreign exchange exposure is due to U.S. denominated accounts receivable at our Spain facility, the settlement of intercompany transactions, U.S. cash balances held in foreign locations and non-resin costs incurred by our Malaysia subsidiary whose functional currency is the U.S. dollar which is the currency that it uses to invoice customers and procure resin.

Income Taxes

        Income tax expense (benefit) is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions. In 2015, we will no longer be able to carryback operating losses for U.S. federal tax purposes. As such, we will no longer be able to record an income tax benefit in our consolidated statement of comprehensive loss. We expect to record full a valuation allowance against any taxable loss until, and if, we generate taxable income in the U.S.

Critical Accounting Policies

        Our discussion and analysis of our consolidated financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, accounts receivable, bad debts, valuation of inventory, long-lived tangible assets, product performance matters, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

        We do not offer general rights of return on our product. In isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase in 2015. We perform long-term performance testing of our encapsulants during product development prior to launching new production introductions and in customer certification of our products prior to entering into mass production. We have operated our solar business since the 1970s and over 20 GW worth of solar modules utilizing our encapsulants have been installed in the field with no reported module power performance issues caused by our encapsulants and no related warranty claims to-date. Based on this fact pattern, we have not accrued any warranty liability associated for this potential liability as it is remote of occurrence. If we were to ever receive a warranty claim for such matter, we would assess the need for a warranty accrual at that time.

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

        Our finished goods inventories are typically made-to-order and have a shelf life of six to nine months from the date of manufacture. In rare occasions, we may build finished goods inventory safety stock in order to respond to short lead times in China. Cost is determined on a first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation.

        We write inventory down to net realizable value when it is probable that our inventory carrying cost is not fully recoverable through sale or other disposition. Our write down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the finished goods inventories.

        In 2014, we reserved $1.0 million of inventory, a majority of which is related to excess raw material and expired finished goods inventory related to the launch of our prior product introduction.

        In 2013, we reserved $0.5 million of inventory, the majority of which was related to raw material inventory procured and not delivered due to the loss of a customer.

        In 2012, we reserved $0.7 million of inventory, a majority of which was a specific write-down associated with excess paper raw material inventory due to changes in customer specifications and being in the process of removing paper from our manufacturing process.

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

        On March 14, 2014, we agreed to sell, and the Administration Committee of Changkun Industrial Government (the "Buyer") agreed to purchase, our land use rights for a parcel of land located in Suzhou, China for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million for the three months ended March 31, 2014. We received the proceeds on the sale during the second quarter of 2014.

        On June 9, 2014, we received a signed letter of intent from a potential buyer for our East Windsor, Connecticut facility for approximately $4.8 million. In July, we executed the formal purchase and sale agreement and in October the sale of the property was finalized. The sale of the property was part of our focus to reduce our footprint and operating costs. As such, an analysis of the asset group was performed and a loss on reclassification of $1.2 million was recorded during 2014. We have relocated our corporate and research and development functions to our owned facility located in Enfield, Connecticut.

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

        In accordance with ASC 350-Intangibles-Goodwill and Other, we assessed the impairment of our definite-lived intangible assets whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present which would cause an impairment review: a significant or prolonged decrease in net sales that were generated under our trademarks; loss of a significant customer or reduction in our customers' demand for our products driven by competition they encounter; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; and, such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors.

        Due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook, which included the loss of the our largest customer, we tested our long-lived assets again for impairment as of December 31, 2012 which resulted in a non-cash $135.5 million impairment to write-off our intangible assets. See Impairment Testing below.

Goodwill

        Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the DLJ Transaction.

        In assessing if there was an impairment of goodwill, we first determined the fair value of our one reporting unit. Since the fair value of our reporting unit was less than our carrying value, we allocated the current fair value of the reporting unit to the assets and liabilities of the reporting unit to estimate the reporting unit's implied goodwill. Since the implied goodwill was less than the carrying value of such goodwill, we recorded an impairment charge for the amount of such difference. We recorded a non-cash goodwill impairment charge of $82.5 million in 2012. As of December 31, 2012, our goodwill was fully impaired. See Impairment Testing below.

Impairment Testing

        In accordance with ASC 350-Intangibles-Goodwill and Other and ASC 360-Property, Plant and Equipment, we assessed the impairment of our long-lived assets including our definite-lived intangible assets, property, plant and equipment and goodwill whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in net sales that were generated under our trademarks; loss of a significant customer or a reduction in demand for customers' products; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

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

        At December 31, 2012, due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and our initial 2013 sales outlook, which included the loss of our former largest customer, we determined that a trigger event occurred to test our long-lived assets for recoverability. In conjunction with a valuation specialist, we determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of our asset group which is our reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

        Since the asset group's carrying value was not recoverable, we, in conjunction with a valuation specialist, fair valued the asset group incorporating market participant assumptions. We estimated the fair value of our asset group under the income approach using a discounted cash flow model which incorporated our cash flow projections. In performing the fair value analysis, we used discounted cash flows reflecting a sales decline of 43% in 2013 and a sales increase of 35% and 30% in 2014 and 2015, respectively. Subsequent to 2015, a normalized 3% annual sales growth rate was used for the remaining useful life of our existing long-lived assets. We estimated our EBITDA margin to range from (22)% to 10%. We also considered our market capitalization, control premiums and other valuation assumptions in reconciling the calculated fair value to the market capitalization at the assessment date. Based on the assessment, we calculated an impairment charge which was allocated to each of the long-lived assets on a pro-rata basis using the relative carrying values of those assets as of December 31, 2012. However, we did not reduce the carrying value of such assets below their fair value where such value could be determined without undue cost and effort. Therefore, we recorded a non-cash impairment charge of $135.5 million to our intangible assets and $37.4 million to our property, plant and equipment as of December 31, 2012. We re-evaluated the depreciable lives of such long-lived assets and determined a revision to those lives was not warranted.

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

        At December 31, 2014, we recorded valuation allowances against our deferred tax assets. As such, we determined this to be an indicator to test our long-lived assets for impairment. The valuation allowances were recorded since we have three years of taxable loss and we determined that our history of actual net losses is negative evidence that should be given more weight than future projections. As such, we determined the recording of valuation allowances to be an indicator to test our long-lived assets, which consists solely of property, plant and equipment, for impairment. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of our long-lived asset group which is our reporting unit ($57.7 million as of December 31, 2014) by $54.9 million. The undiscounted cash flows were derived from a five year financial forecast. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. The sales growth rates used for this impairment analysis were 56%, 60%, 47%, 19% and 16%, respectively. The sales growth rates imply an increase of market share from 5% to 15% with such growth being anticipated from recent new customer wins and execution of the Sales Service agreement with Zhenfa. We estimated our EBITDA margin to range from (5%) to 9%. In addition to assessing the undiscounted cash flows, we also assessed the specific recoverability of our property, plant and equipment via obtaining updated real estate appraisals and using other fair market value indicators for our other fixed assets, mainly production equipment. Based upon this analysis, we believe our property, plant and equipment's carrying value is recoverable and depreciable lives are appropriate as of December 31, 2014. If we experience a significant reduction in future sales volume, further ASP reductions, lower profitability, ceases operations at any of its facilities, or negative changes in Malaysia, U.S. or Spain real estate markets, our property, plant and equipment may be subject to future impairment or accelerated depreciation.

Product Performance Accrual

        We provide a short-term warranty that we have manufactured our products to our specifications. On limited occasions, we incur costs to service our products in connection with specific product performance matters that do not meet our specifications. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

        In isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase in 2015. We perform long-term performance testing of our encapsulants during product development prior to launching new production introductions and in customer certification of our products prior to entering into mass production. We have operated our solar business since the 1970s and over 20 GW worth of solar modules utilizing our encapsulants have been installed in the field with no reported module power performance issues caused by our encapsulants and no related warranty claims to-date. Based on this fact pattern, we have not accrued any warranty liability associated for this potential liability as it is remote of occurrence. If we were to ever receive a warranty claim for such matter, we would assess the need for a warranty accrual at that time.

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

        In assessing the need for a valuation allowance, we consider all positive and negative evidence including: estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of tax loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if we were to determine that we would be able to realize deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made. As of December 31, 2014, we have recorded $2.7 million of valuation allowances relating to our China and Hong Kong subsidiaries, which have generated operating losses since their inception. If we are able to generate future profits at such subsidiaries, we will reverse the valuation allowance. In 2014, we have recorded a valuation allowance against a deferred tax asset of $3.2 million for a loss carryforward benefit at our Spain subsidiary. We recorded a valuation allowance for this carryforward as we believe it is more likely than not that the benefit of the loss carryforward will not be fully realized due to lack of taxable income that will be generated by our Spain subsidiary. In the United States, we have amended our 2011 federal tax return to apply current losses as loss carrybacks. We have carryback losses generated in the United States in 2014. After 2014, any taxable losses will have to be carryforward. As such, we also recorded a valuation allowance of $1.5 million in the U.S. as of December 31, 2014. We expect to record a valuation allowance for future taxable losses generated in the United States until we generate taxable income.

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

        We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. We are currently under audit for multiple state tax jurisdictions for various years. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact our financial statements. Accordingly, we have accruals recorded for which it is reasonably possible that the amount of the unrecognized tax benefit could increase or decrease. Based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, changes to our estimates may impact the future results of our operations.

        We currently have a tax holiday in Malaysia through 2019. As of December 31, 2014, we have not asserted that we will permanently reinvest our foreign subsidiary's earnings. As such, U.S. federal and state income taxes will have to be provided on any future taxable income generated by our foreign subsidiaries, if any.

Stock-Based Compensation

        ASC 718-Compensation-Stock Compensation, addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award.

        Starting in 2013, we determined the fair value of the stock options issued using the Black-Scholes option pricing model. Prior to 2013, we used an independent outside appraisal firm. Our assumptions about stock-price volatility were based on the historical implied volatilities of our common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to our employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S.

Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected volatility	55.1%	58.9%	75.3%
Risk-free interest rates	2.7%	2.5%	0.6%
Expected term (in years)	6.7	7.4	4.4
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$0.90	$1.40	$1.79

Stock Option Cancellations

        During 2014, 1,365,916 stock options were cancelled due to the termination of employment of certain employees at the end of 2013. Since no tax windfall pool existed in additional paid-in-capital, the reduction in the deferred tax asset of $1.3 million was charged to income tax expense as a discrete item 2014.

        Due to the closing of the transaction with Zhenfa, which constituted a change of control transaction under our equity incentive plan, we elected, as permtitted under such plan, to cancel all outstanding options effective as of the closing of that transaction. We cancelled the options due to material changes in our business and capital structure which would significantly impact our previous issued options. These changes included the share issuance which represented a change in control and doubled our share count, payment of the Special Dividend and the reverse stock split. All of these items represented material changes to our capital structure and market captitalization and could materially impact the trading price of our common stock. Due to the uncertainity, we cancelled the options prior to the Transaction and would reissue new options at a later date when our capital structure was established, including the amount of the reverse stock split, and our stock price traded for a period of time subsequent to all of these transactions.

        In total, options to purchase 3,405,389 shares were cancelled of which options to purchase 2,100,389 shares had been fully vested. We recorded a non-cash stock compensation expense of $1.1 million associated with the cancellation.

Deferred Compensation

        We had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, our sale (which included a change of control transaction) or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in our predecessor company if the assets were sold at fair market value compared to the value of our stock price. The amount of the potential bonus payment was capped at $1.2 million. In accordance with ASC 718-30, the obligation was remeasured quarterly at fair value. We determined fair value using observable current market information as of the reporting date. The most significant input to determine fair value was determined to be our common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and our common stock price at November 15, 2013 for one terminated employee and December 31, 2014 for Mr. Yorgensen, we accrued $0.2 million as a liability. In the first quarter of 2014, we paid $0.6 million in deferred compensation. The remaining $0.2 million was paid in 2015 to Mr. Yorgensen as a result of the transaction with Zhenfa.

Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales, for the fiscal years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(dollars in thousands)
Statement of Continuing Operations Data:
Net sales	$39,288	$31,860	$95,345
Cost of sales	44,522	34,085	97,193

Gross loss	(5,234)	(2,225)	(1,848)
Selling, general and administrative expenses	12,832	18,322	21,345
Research and development expense	1,160	2,670	4,371
Provision for bad debt expense	483	1,824	486
Goodwill impairment	—	—	82,524
Intangible asset impairment	—	—	135,480
Asset impairment	—	194	37,431

Operating loss	(19,709)	(25,235)	(283,485)
Interest income (expense), net	27	(30)	(196)
Amortization of deferred financing costs	—	(189)	(1,079)
Other income	3,634	—	7,202
(Loss) gain on disposal of fixed assets	(451)	185	—
Foreign currency transaction gain (loss)	298	(366)	(281)

Loss from continuing operations before income tax expense (benefit)	(16,201)	(25,635)	(277,839)
Income tax expense (benefit) from continuing operations	6,532	(7,349)	(66,264)

Net loss from continuing operations	$(22,733)	$(18,286)	$(211,575)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Statement of Continuing Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	113.3%	107.0%	101.9%

Gross loss	(13.3)%	(7.0)%	(1.9)%
Selling, general and administrative expenses	32.7%	57.5%	22.4%
Research and development expense	3.0%	8.4%	4.6%
Provision for bad debt expense	1.2%	5.7%	0.5%
Goodwill impairment	—%	—%	86.6%
Intangible asset impairment	—%	—%	142.1%
Asset impairment	—%	0.6%	39.3%

Operating loss	(50.2)%	(79.2)%	(297.3)%
Interest income (expense), net	0.1%	(0.1)%	(0.2)%
Amortization of deferred financing costs	—%	(0.6)%	(1.1)%
Other income	9.2%	—%	7.6%
(Loss) gain on disposal of fixed assets	(1.1)%	0.6%	—%
Foreign currency transaction gain (loss)	0.8%	(1.1)%	(0.3)%

Loss from continuing operations before income tax expense (benefit)	(41.2)%	(80.5)%	(291.4)%
Income tax expense (benefit) from continuing operations	16.7%	(23.1)%	(69.5)%

Net loss from continuing operations	(57.9)%	(57.4)%	(221.9)%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2014 and 2013:

Net Sales

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$39,288	100.0%	$31,860	100.0%	$7,428	23.3%

        During the past few years, our net sales have decreased significantly. In addition to the ASP pressure discussed below, our unit volumes have declined since 2010 due to lost market share. Our market share decline was the result of the loss of First Solar as a customer, financial distress of certain of our key customers, many of our customers losing market share to certain Chinese module manufacturers who are currently not our customers and continuing intensified competition in the encapsulant market, including pressure on pricing and terms and competitive technologies entering the marketplace.

        In 2014, we had our first annual increase in net sales since 2010. The increase in net sales for the year ended December 31, 2014 compared to the corresponding period in 2013 was mainly due to a 57% increase in sales volume offset by an approximate 22% decrease in our ASP.

        In 2013, we embarked on introducing our next-generation encapsulant formulation with a focus on growing our market share with Chinese module manufacturers. We believe our next-generation encapsulant formulation possesses enhanced potential induced degradation properties and has been specifically engineered for the manufacturing processes typically used in China. We experienced a delay in our product introduction in the middle of 2013 as we were notified by certain target customers that a small percentage of our product was not performing properly in their manufacturing process. Based upon this feedback, we worked to improve the manufacturing process window of our formula with the customer's lamination cycle. Our improved formulation needed to be requalified by many of our Chinese prospects. Internal customer qualification testing is a very rigorous process that can take anywhere from a few months to a few years. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer.

        In the latter part of 2013, certain customers provided positive feedback on the modifications made to our next-generation EVA encapsulants, and we started to receive repeat orders. The 57% volume increase in 2014 compared to the corresponding 2013 period was driven primarily by share wins with Chinese module manufacturers and their other OEM partners with our next-generation encapsulant. We were informed in January 2013, that our former largest customer, First Solar, would cease sourcing encapsulant from us starting the first half of 2013. First Solar accounted for $5.7 million, or 18% of our net sales for the year ended Decmber 31, 2013. When removing the impact of First Solar in 2013, net sales increased by 50% during 2014 driven by an approximate 85% increase in sales volume.

        Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their history in the field, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that among other benefits provide a high value proposition to our customers in a period of tight capacity. During recent years, the excess capacity that existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, low-cost competition from China and increased entrants in the encapsulant market have intensified competition. Based on these factors, we experienced an ASP decline of approximately 22% from the prior year.

        For several years, we have been working to increase our market share in China through investments in people, research and development and facilities. Firstly, we increased our Chinese sales and technical service teams to develop sound customer relationships at the tactical level and provide customer service in the local language, custom and time zone. Secondly, we invested in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied. Broadening our process window, while also maintaining and optimizing our high-quality performance attributes of long-term stability, low shrinkage, high light transmission and PID resistance, took significant effort and time. As a result of these efforts, we have now passed internal and external qualification testing with many of the leading Chinese module manufacturers. Thirdly, we invested in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production. As discussed above, our subsidiary, STR Solar (Hong Kong), Limited, entered into a Manufacturing Agreement with FeiYu, under which FeiYu will manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.0 GW of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, China. This facility became operational in the fourth quarter of 2014 with 1.2 GW of initial production capacity.

        In addition to the above items, we entered into the strategic transaction with Zhenfa to help us increase our net sales in China. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers that we have been trying to sell to. We believe that the Transaction should enhance our presence in China and could significantly improve our operating results if the Zhenfa Group were to be successful in assisting us in marketing and selling our products to China-based solar module manufacturers.

Cost of Sales

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Cost of sales	$44,522	113.3%	$34,085	107.0%	$10,437	30.6%

        The increase in our cost of sales for the year ended December 31, 2014 compared to the corresponding period in 2013 reflects $10.3 million of increased material costs primarily associated with the 57% increase in sales volume and an approximate 4% increase in resin price. We also experienced lower yield and inefficiencies introducing our new product, ramping production at FeiYu as well as winding down and recommencing manufacturing at our Malaysia facility. These amounts more than offset material savings from a 23% increase in our paperless products sales volume. Direct labor decreased by $0.9 million as $1.8 million of lower restructuring charges were mostly offset by variable labor costs associated with the sales volume increase and $1.1 million in tolling costs related to the Manufacturing Agreement with FeiYu. Overhead costs decreased by less than $0.1 million due to the benefit of prior cost reductions, including the indirect headcount reduction actions made during 2013 as well as ceasing production at our East Windsor, Connecticut facility which were offset by incremental staffing and preoperational costs associated with getting our China plant to be operational in the fourth quarter of 2014.

Gross Loss

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Gross loss	$(5,234)	(13.3)%	$(2,225)	(7.0)%	$(3,009)	(135.2)%

        Gross loss as a percentage of net sales increased for the year ended December 31, 2014 compared to the corresponding period in 2013 mainly as a result of a 22% ASP decline, lower yield and lower absorption of fixed costs at our Malaysia and China facilities that more than offset $1.8 million of lower restructuring charges, higher sales volume, a 23% percent increase in paperless product sales mix and benefits from prior cost reduction actions.

        Our gross loss in 2014 is primarily due to lower yield associated with product introductions and frequent change overs due to smaller and more frequent production runs, $0.6 million of product performance matters, $0.9 million of inventory charges as well as poor utilization at all of our facilities due to low volume. We expect to return to positive gross margin by the end of 2015. We believe this will occur due to increased mix of our paperless production mix, improvement in yield based upon process improvements implemented in the fourth quarter of 2014 and early part of 2015, lower material prices, the expected avoidance of inventory write-offs and better absorption associated with expected higher sales volume.

Selling, General and Administrative Expenses ("SG&A")

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
SG&A	$12,832	32.7%	$18,322	57.5%	$(5,490)	(30.0)%

        SG&A decreased $5.5 million for the year ended December 31, 2014 compared to 2013. This decrease was primarily driven by a $2.0 million decrease in labor and benefits due to headcount reductions taken during 2013 and a $3.1 million decrease in restructuring charges. In 2014, we reversed prior restructuring accruals established in 2013 for the prior anticipated closure of our Malaysia plant that we elected to keep operational of $0.4 million. We also reversed $0.2 million of restructuring charges initially recorded in 2012 due to receiving notification that we have fulfilled the necessary Spanish grant requirements. In addition, we had a $1.9 million decrease in professional fees. These positive impacts were partially offset by $0.4 million of bonuses related to the transaction with Zhenfa and $0.5 million of higher non-cash stock-based compensation primarily related to the cancellation of all previously granted options due to the approval of the transaction with Zhenfa.

Research and Development Expense ("R&D")

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
R&D	$1,160	3.0%	$2,670	8.4%	$(1,510)	(56.6)%

        Research and development expense decreased $1.5 million for the year ended December 31, 2014 compared to the prior year. The decrease was driven by cost reduction measures. During the third quarter of 2013, we significantly reduced our research and development headcount to scale down general development efforts and focus our efforts to optimize our next-generation EVA encapsulant formulation. In addition, we eliminated the position of Chief Technology Officer effective November 15, 2013. Our President and Chief Executive Officer is directly overseeing the research and development function.

Provision for Bad Debt Expense

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Bad debt expense	$483	1.2%	$1,824	5.7%	$(1,341)	(73.5)%

        The provision for bad debt expense recorded during the year ended December 31, 2014 primarily related to aging of certain Chinese customers. The provision for bad debt expense recorded in 2013 primarily related to two of our customers declaring bankruptcy, the majority of which related to a significant European customer who has since reorganized and continues to produce solar modules.

Asset Impairment

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Asset impairment	$—	—%	$194	0.6%	$(194)	(100.0)%

        In 2013, we recorded $0.2 million of impairment to our property, plant and equipment. The impairment was driven by our decision to cease the construction of our China manufacturing plant and to lease an existing building to conduct our manufacturing operations. As such, we wrote-off costs incurred to date relating to the construction of our own facility.

Interest Income (Expense), net

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Interest income (expense), net	$27	0.1%	$(30)	(0.1)%	$57	190.0%

        The increase in interest income, net was primarily the result of the decrease in the commitment fee expense as a result of terminating our prior revolving senior credit facility during the third quarter of 2013. This expense savings more than offset lower interest income earned due to lower cash balances during 2014 compared to the corresponding 2013 period.

Amortization of Deferred Financing Costs

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Amortization of deferred financing costs	$—	—%	$189	0.6%	$(189)	(100.0)%

        Amortization of deferred financing costs decreased as a result of terminating our prior revolving senior credit facility during the third quarter of 2013. At that time, we wrote-off the remaining balance of deferred financing costs.

Other Income

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Other income	$3,634	9.2%	$—	—%	$(3,634)	(100.0)%

        On June 9, 2014, we received a signed letter of intent from a potential buyer for our East Windsor, Connecticut facility for approximately $4.8 million. In July, we executed the formal purchase and sale agreement and in October the sale of the property was finalized. The sale of the property was part of our focus to reduce our footprint and operating costs. As such, an analysis of the asset group was performed and a loss on reclassification of $1.2 million was recorded during 2014. We have relocated our corporate and research and development functions to our owned facility located in Enfield, Connecticut.

        During the second quarter of 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We concluded that the settlement of this contingency is no longer probable and is remote.

        During 2014, we received notification that we fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $0.7 million of an accrual initially recorded in 2012.

(Loss) Gain on Disposal of Fixed Assets

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
(Loss) gain on disposal of fixed assets	$(451)	(1.1)%	$185	0.6%	$(636)	(343.8)%

        In 2014, we sold our land use rights for a parcel of land located in Suzhou, China to the Administration Committee of Changkun Industrial Government for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million.

Foreign Currency Transaction Gain (Loss)

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Foreign currency transaction gain (loss)	$298	0.8%	$(366)	(1.1)%	$664	181.4%

        The foreign currency transaction impact was a gain of $0.3 million for the year ended December 31, 2014 compared to a loss of $0.4 million in the corresponding 2013 period. The change was primarily the result of volatility in the Euro exchange rate which decreased by 12% for the year ended December 31, 2014 compared to the corresponding 2013 period.

Income Tax Expense (Benefit) from Continuing Operations

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Income tax expense (benefit) from continuing operations	$6,532	16.7%	$(7,349)	(23.1)%	$13,881	188.9%

        Our effective income tax rate from continuing operations for the year ended December 31, 2014 was (40.3)% compared to the U.S. federal statutory tax rate of 35.0%. Our effective tax rate from continuing operations was 28.7% for the year ended December 31, 2013.

        In 2014, our operations generated a loss from continuing operations that was taxed at the U.S. federal statutory rate of 35.0%, prior to the impact of any deductions or non-deductible expenses. The expected 2014 income tax benefit decreased as the result of $4.8 million of non-qualified stock option cancellations and the recognition of a full valuation allowance of $3.1 million against the remaining net deferred tax assets. The December 31, 2014 effective tax rate from continuing operations was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax holiday as well as other foreign losses for which no tax benefit has been recorded.

        In 2013, our operations generated a pre-tax loss in the United States as the solar industry continued to shift and expand in Asia. As such, we received an income tax benefit that reduced our expected loss at the U.S. federal statutory rate of 35%, prior to the impact of any deductions or non-deductible expenses. The December 31, 2013 effective tax rate from continuing operations was further decreased for Malaysia pre-tax losses for which there was no tax benefit due to the tax holiday as well as other foreign losses for which no tax benefit was recorded.

Net Loss from Continuing Operations

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss from continuing operations	$(22,733)	(57.9)%	$(18,286)	(57.4)%	$4,447	24.3%

        Net loss from continuing operations for the year ended December 31, 2014 increased compared to the corresponding 2013 period driven by higher tax expense of $13.9 million, the $1.2 million loss on reclassification on assets held for sale associated with the sale of our Connecticut facility, inefficiencies ramping production at FeiYu, lower yield, lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open and preproduction costs at our China facility that became operational in the fourth quarter of 2014. These negative impacts were partially offset by the $4.1 million non-cash product performance accrual reversal, higher net sales, reduced bad debt expense, $4.9 million of lower restructuring expense and continued cost reduction efforts.

Cost Reduction Actions

        On January 22, 2013, the Board of Directors approved a cost reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified that our largest customer selected an alternative supplier. In addition, we executed further headcount reductions during the third and fourth quarters of 2013 to better align our cost structure with current sales. In addition, on October 15, 2013, in connection with ongoing cost reduction measures, we eliminated the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance, effective November 15, 2013. In total, we executed headcount reductions of approximately 180 employees on a global basis for the year ended December 31, 2013. In conjunction with these headcount reductions, we recognized severance and related benefits of $1.7 million in cost of sales and $2.6 million in selling, general and administrative expense.

        In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, we announced plans in 2013 to cease production at our Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, we recognized severance and other benefits of $0.4 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2013. In 2014, we reassessed the strategic benefit of this facility. Due to continued solar trade disputes between China and the United States and Europe, including the levy of tariffs and anti-dumping duties, solar module production is expected to increase in Asia outside of China. As such, we believe our Malaysia facility is strategically located in this region, and it will remain open indefinitely. As such, we reversed restructuring accruals recorded in 2013 during 2014 resulting in a positive benefit to cost of sales of $0.4 million and selling, general and administrative expense of $0.4 million.

        During 2014, we received notification that we fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $0.2 million of an accrual initially recorded in 2012.

        The activity during the year ended December 31, 2014 related to cash settlements of previous accrued amounts, minor adjustments for cost reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility that will now remain open.

        A rollforward of the restructuring accrual activity was as follows:

December 31, 2014
Balance at December 31, 2013	$1.9
Additions	0.4
Reversals	(1.0)
Reductions	(1.2)

Balance at December 31, 2014	$0.1

        The restructuring accrual as of December 31, 2014 consists of less than $0.1 million for severance and benefits and $0 million of other exit costs for the year ended December 31, 2014. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

Net Loss from Discontinued Operations

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss from discontinued operations	$884	2.3%	$—	—%	$884	100.0%

        Net loss from discontinued operations for the year ended December 31, 2014 relates to an accrual for potential adjustments relating to a state audit on tax filings of our former QA business, which was sold in 2011. We recorded an income tax expense to discontinued operations of $0.9 million.

Net Loss

	Years Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss	$(23,617)	(60.1)%	$(18,286)	(57.4)%	$5,331	29.2%

        Net loss from continuing operations for the year ended December 31, 2014 increased compared to the corresponding 2013 period driven by higher tax expense of $13.9 million, the $1.2 million loss on reclassification on assets held for sale associated with the sale of our Connecticut facility, inefficiencies ramping production at FeiYu, lower yield, lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open, preproduction costs at our China facility that became operational during the fourth quarter of 2014 and $0.9 million of discontinued operations income tax expense. These negative impacts were partially offset by the $4.1 million non-cash product performance accrual reversal, higher net sales, reduced bad debt expense, $4.9 million of lower restructuring expense and continued cost reduction efforts.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2013 and 2012:

Net Sales

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$31,860	100.0%	$95,345	100.0%	$(63,485)	(66.6)%

        The decrease in net sales for the year ended December 31, 2013 compared to the corresponding period in 2012 was mainly due to a 58% decrease in sales volume and an approximate 20% decrease in our ASP.

        Pricing of our encapsulants was impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their history in the field, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that among other benefits provided a high value proposition to our customers in a period of tight capacity. During recent years, the excess capacity that existed at most module manufacturers reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, low-cost competition from China and increased entrants in the encapsulant market intensified competition. Based on these factors, we experienced an ASP decline of approximately 20% from the prior year.

        During the past few years, our net sales have decreased significantly. In addition to the ASP pressure discussed above, our unit volumes declined due to lost market share. Our market share loss was the result of the loss of First Solar as a customer, financial distress of certain of our key customers, many of our customers losing market share to certain Chinese module manufacturers who were not our customers and continuing intensified competition in the encapsulant market, including pressure on pricing and terms and competitive technologies entering the marketplace.

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

Cost of Sales

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Cost of sales	$34,085	107.0%	$97,193	101.9%	$(63,108)	(64.9)%

        The decrease in our cost of sales for the year ended December 31, 2013 compared to the corresponding period in 2012 reflected an approximate 58% decrease in sales volume. Raw material costs decreased by $35.4 million due to lower production volume and utilization of lower priced raw materials. Direct labor costs decreased by $4.4 million due to lower volume and the positive effect of prior cost reduction measures, that more than offset $0.8 million of increased severance costs. Overhead costs decreased by $23.4 million mostly due to a reduction of $8.4 million of non-cash intangible asset amortization and $8.4 million of lower depreciation expense due to the long-lived asset impairment recorded at December 31, 2012. In addition, we benefited from the savings associated with prior cost reduction actions including the indirect headcount reduction actions made during 2013 and 2012, including ceasing production at our East Windsor, Connecticut facility.

Gross Loss

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Gross loss	$(2,225)	(7.0)%	$(1,848)	(1.9)%	$(377)	(20.4)%

        Gross loss as a percentage of net sales increased for year ended December 31, 2013 mainly as a result of lower ASP, $0.8 million of higher restructuring charges and the negative impact of lower sales volume that reduced capacity utilization and fixed cost absorption. Production decreased by 58% during the year ended December 31, 2013 compared to the corresponding period 2012 period. These negative impacts more than offset the benefit from previous cost reduction actions, $8.4 million of lower depreciation expense and $8.4 million of lower non-cash intangible asset amortization as discussed above.

SG&A

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
SG&A	$18,322	57.5%	$21,345	22.4%	$(3,023)	(14.2)%

        SG&A decreased $3.0 million for the year ended December 31, 2013 compared to the corresponding period in 2012. The decrease was primarily driven by a $2.4 million decrease in labor and benefits due to headcount reductions taken during 2013 and 2012. Non-cash stock-based compensation decreased $1.6 million due to the vesting of equity awards granted at the time of our initial public offering. In addition, we had lower depreciation expense of $0.6 million and a $0.9 million decrease due to cost reductions obtained in travel and other SG&A items that partially offset $2.4 million of increased restructuring charges. Included in the $18.3 million is $1.4 million of professional fees associated with advisors engaged to assess strategic alternatives for us.

Research and Development Expense ("R&D")

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
R&D	$2,670	8.4%	$4,371	4.6%	$(1,701)	(38.9)%

        Research and development expenses decreased $1.7 million compared to the corresponding period in 2012. These decreases were driven by cost reduction measures and lower development costs associated with the launch of our next generation encapsulant as it reached the initial commercialization stage in late 2012. During the third quarter of 2013, we significantly reduced our research and development headcount to scale down general development efforts and focus our efforts to optimize our next-generation EVA encapsulant formulation. In addition, we eliminated the position of Chief Technology Officer, effective November 15, 2013, as our President and Chief Executive Officer directly oversaw the research and development function at that time.

Provision for Bad Debt Expense

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Bad debt expense	$1,824	5.7%	$486	0.5%	$1,338	275.3%

        Our provision for bad debt expense recorded for 2013 primarily related to two of our customers declaring bankruptcy. In 2012, the bad debt expense was driven by increased aged receivable balances, primarily in Asia, and one of our European customers declaring bankruptcy.

Goodwill Impairment

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Goodwill impairment	$—	—%	$82,524	86.6%	$(82,524)	(100.0)%

        Goodwill was fully impaired at the end of the first quarter of 2012 after we determined that our implied fair value of goodwill was lower than its carrying value. The goodwill impairment resulted from a reduction in sales and a decline in the market capitalization of our common stock.

Intangible Asset Impairment

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Intangible asset impairment	$—	—%	$135,480	142.1%	$(135,480)	(100.0)%

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

        We received $7.2 million in connection with the settlement of a trade secret misappropriation lawsuit during the first quarter of 2012.

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

Net Loss from Continuing Operations

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss from continuing operations	$(18,286)	(57.4)%	$(211,575)	(221.9)%	$(193,289)	(91.4)%

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

Cost Reduction Actions

        On January 22, 2013, the Board of Directors approved a cost reduction action to cease manufacturing at our East Windsor, Connecticut facility after being notified that our largest customer selected an alternative supplier. In addition, we executed further headcount reductions during the third and fourth quarters of 2013 to better align our cost structure with current sales. In addition, on October 15, 2013, we eliminated the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance, effective November 15, 2013. In total, we executed headcount reductions of approximately 180 employees on a global basis for the year ended December 31, 2013.

        In conjunction with these headcount reductions, we recognized severance and related benefits of $1.7 million in cost of sales and $2.6 million in selling, general and administrative expense. The restructuring accrual as of December 31, 2013 consists of $1.6 million for severance and benefits and $0.3 million of other exit costs for the year ended December 31, 2013.

        A rollforward of the restructuring accrual activity was as follows:

December 31, 2013
Balance at December 31, 2012	$0.2
Additions	4.3
Reductions	(2.6)

Balance at December 31, 2013	$1.9

Net Earnings from Discontinued Operations

	Years Ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net earnings from discontinued operations	$—	—%	$4,228	4.4%	$(4,228)	(100.0)%

        Net earnings from discontinued operations was $4.2 million for the year ended December 31, 2012, which was due to the finalization of the taxable gain associated with the sale of the QA business resulting in lower than previously estimated income tax expense. Refer to Note-3 Discontinued Operations in the Notes to the Consolidated Financial Statements for further information.

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

Non-GAAP Loss Per Share

        To supplement our consolidated financial statements, we use a non-GAAP financial measure called non-GAAP loss per share from continuing operations ("non-GAAP EPS"). Non-GAAP EPS is defined as net loss from continuing operations not including the tax effected impact of deferred financing costs, stock-based compensation and restructuring divided by the weighted-averages shares outstanding and is defined for the periods presented in the following table. The weighted-average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti-dilutive. However, we have included these shares in our non-GAAP EPS calculations when we have generated non-GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted-average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

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

        On January 30, 2015, we effected a one-for-three reverse split of our common stock. As a result of the reverse stock split, the number of issued and outstanding shares of our common stock was reduced to approximately 18.1 million. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in this Annual Report on Form 10-K.

        During 2014, we included certain non-recurring income and expenses to arrive at non-GAAP EPS. Information regarding these items is set forth below:

  •
  Non-cash reversal of Spanish grants: During 2014, we received notification that we fulfilled the necessary grant requirements provided by the government. We are excluding this positive benefit as it is non-cash in nature and the initial charge recorded in prior periods was also excluded. As such, we do not believe this benefit is reflective of the operational conditions of our core business and may aid in comparing its current period results with those of prior periods.

  •
  Non-cash reversal of loss contingency: During 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We have concluded that the settlement of this contingency is no longer probable and is remote. We are excluding this positive benefit as it is non-cash in nature and relates to a loss contingency recorded in prior periods. As such, we do not believe this benefit is reflective of the operational conditions of our core business and may aid in comparing its current period results with those of prior periods.

  •
  Loss on reclassification on held for sale assets: This non-cash write-down relates to our former real property located in East Windsor, Connecticut. We sold this real property and have moved our corporate office and research and development functions back to our Enfield, Connecticut facility.

  •
  Tax impact of option cancellation: The non-cash deferred tax asset write-off related to vested stock options that were cancelled in 2014 due to terminated employees associated with prior restructuring actions. We believe this non-cash charge was directly associated with prior restructuring actions and will not occur in our normal future operations.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(unaudited)	(unaudited)	(unaudited)
Net loss from continuing operations	$(22,733)	$(18,286)	$(211,575)
Adjustments to net loss from continuing operations:
Amortization of intangibles	—	—	8,432
Amortization of deferred financing costs	—	189	1,079
Stock-based compensation expense	2,380	1,902	3,494
Restructuring costs	(356)	4,331	1,069
Accelerated depreciation	—	—	2,819
Goodwill impairment	—	—	82,524
Intangible asset impairment	—	—	135,480
Asset impairment	—	194	37,431
Non-cash reversal of Spanish grants	(974)	—	—
Non-cash reversal of loss contingency	(4,089)	—	—
Loss on reclassification on held for sale assets	1,179	—	—
Tax impact of option cancellation	1,058	—	—
Tax effect of adjustments	677	(2,154)	(62,649)

Non-GAAP net loss from continuing operations	$(22,858)	$(13,824)	$(1,896)

Basic shares outstanding GAAP	10,920,200	13,873,289	13,771,536
Diluted shares outstanding GAAP	10,920,200	13,873,289	13,771,536
Stock options	—	—	—
Restricted common stock	—	—	—

Diluted shares outstanding non-GAAP	10,920,200	13,873,289	13,771,536

Diluted net loss per share from continuing operations	$(2.08)	$(1.32)	$(15.37)

Diluted non-GAAP net loss per share from continuing operations	$(2.09)	$(1.00)	$(0.14)

Adjusted EBITDA

        We define Adjusted EBITDA as net loss from continuing operations before interest income and expense, income tax expense (benefit), depreciation expense, amortization of deferred financing costs, intangible asset amortization, restructuring, stock-based compensation expense, intangible asset impairment, goodwill impairment, other asset impairment and certain non-recurring income and expenses from the results of continuing operations.

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

        We report our business in one aggregated segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 16-Reportable Segment and Geographical Information located in the Notes to the Consolidated Financial Statements for a definition of Adjusted EBITDA, a reconciliation to net loss from continuing operations and further information. Net sales for our segment and non-GAAP EPS from continuing operations ("non-GAAP EPS") are described in further detail above. The discussion that follows is a summary analysis of the primary changes in Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013.

	Years Ended December 31,
	2014	2013	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$(15,559)	$(17,150)	$1,591	9.3%

Adjusted EBITDA as % of segment net sales	(39.6)%	(53.8)%

        Adjusted EBITDA as a percentage of net sales improved for the year ended December 31, 2014 compared to 2013 driven by higher sales volume, lower SG&A and R&D expenses due to our prior-cost reduction actions and favorable foreign exchange impact that more than offset a decline in ASP, inefficiencies ramping production at FeiYu, lower yield and lower profitability at our Malaysia facility due to inefficiencies associated with winding down and then recommencing operations once we elected to keep the facility open and costs necessary to start our manufacturing plant in China.

	Years Ended December 31,
	2013	2012	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$(17,150)	$3,123	$(20,273)	(649.2)%

Adjusted EBITDA as % of segment net sales	(53.8)%	3.3%

        Adjusted EBITDA as a percentage of net sales decreased for the year ended December 31, 2013 compared to 2012 due to lower ASP and reduced operating leverage associated with the sales volume decrease, partially offset by the receipt of $7.2 million for the trade secret settlement.

Quarterly Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations and Adjusted EBITDA on a quarterly basis for the year ended December 31, 2014 and the year ended December 31, 2013:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$9,336	$11,222	$9,514	$9,216
Cost of sales	10,017	12,406	10,544	11,555

Gross loss	(681)	(1,184)	(1,030)	(2,339)
Selling, general and administrative expenses	2,975	2,366	2,455	5,036
Research and development	256	295	291	318
Provision for bad debt expense	24	7	249	203

Operating loss	(3,936)	(3,852)	(4,025)	(7,896)
Interest income (expense) net	4	16	3	4
Other income	—	2,766	—	868
(Loss) gain on disposal of fixed assets	(433)	2	(20)	—
Foreign currency transaction (loss) gain	(138)	24	259	153

Loss from continuing operations before income tax expense (benefit)	(4,503)	(1,044)	(3,783)	(6,871)
Income tax expense (benefit) from continuing operations	139	596	(559)	6,356

Net loss from continuing operations	$(4,642)	$(1,640)	$(3,224)	$(13,227)

Adjusted EBITDA:
Adjusted EBITDA	$(2,923)	$(3,982)	$(2,930)	$(5,724)
Depreciation expense	(511)	(515)	(514)	(538)
Interest income (expense) net	4	16	3	4
Income tax (expense) benefit	(139)	(596)	559	(6,356)
Non-cash reversal of loss contingency	—	4,089	—	—
Loss on reclassification	—	(1,323)	—	144
Non-cash reversal of Spanish grants	—	—	—	974
Restructuring	(27)	757	—	(374)
Stock-based compensation	(613)	(88)	(322)	(1,357)
(Loss) gain on disposal of property, plant and equipment	(433)	2	(20)	—

Net loss from continuing operations	$(4,642)	$(1,640)	$(3,224)	$(13,227)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$11,215	$7,755	$6,219	$6,671
Cost of sales	11,916	7,396	7,040	7,733

Gross (loss) profit	(701)	359	(821)	(1,062)
Selling, general and administrative expenses	4,137	4,305	4,570	5,310
Research and development	904	709	703	354
Provision for (reversal of) bad debt expense	340	1,898	(138)	(276)
Asset impairment	—	—	—	194

Operating loss	(6,082)	(6,553)	(5,956)	(6,644)
Interest income (expense) net	1	(7)	—	(24)
Amortization of deferred financing costs	(17)	(17)	(155)	—
(Loss) gain on disposal of fixed assets	—	(40)	140	85
Foreign currency transaction gain (loss)	44	(108)	(231)	(71)

Loss from continuing operations before income tax benefit	(6,054)	(6,725)	(6,202)	(6,654)
Income tax benefit from continuing operations	(1,844)	(2,234)	(268)	(3,003)

Net loss from continuing operations	$(4,210)	$(4,491)	$(5,934)	$(3,651)

Adjusted EBITDA:
Adjusted EBITDA	$(3,619)	$(5,286)	$(4,646)	$(3,599)
Depreciation expense	(492)	(524)	(487)	(521)
Amortization of deferred financing costs	(17)	(17)	(155)	—
Interest income (expense) net	1	(7)	—	(24)
Income tax benefit	1,844	2,234	268	3,003
Asset impairment	—	—	—	(194)
Restructuring	(1,573)	(91)	(491)	(2,176)
Stock-based compensation	(354)	(760)	(563)	(225)
(Loss) gain on disposal of property, plant and equipment	—	(40)	140	85

Net loss from continuing operations	$(4,210)	$(4,491)	$(5,934)	$(3,651)

Financial Condition, Liquidity and Capital Resources

        We have funded our operations primarily through our existing cash balance. As of December 31, 2014, our principal source of liquidity was $16.6 million of cash and $8.3 million of income tax receivables. Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital investments and working capital. Payment terms are currently longer in China than in many other locations which has delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable, or fail to receive payment of accounts receivable in a timely fashion, or obtain bank acceptance notes from our customers, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivables from certain of our customers. We are also exploring working capital credit and accounts receivable factoring facilities in China to increase our liquidity options. In addition, we could entertain the sale-leaseback of certain owned real property.

        If we were able to increase our sales volumes, our working capital investment could be significant. If we are not able to fund our working capital needs, we will have to slow our projected growth which may delay our expected return to profitability. We expect to fund our expected growth with our existing cash and income tax receivable, potential working capital financing arrangements and expected EBITDA generation.

        Our cash and cash equivalents balance is located in the following geographies:

Year Ended December 31, 2014
United States	$8,980
Spain	2,370
Malaysia	2,005
China	3,134
Hong Kong	63

Consolidated	$16,552

        As disclosed in Note 13 to the Notes to the Consolidated Financial Statements, we no longer permanently reinvest our Malaysia subsidiary's earnings. Based upon the Malaysia subsidiary's liabilities, the undistributed earnings of our Malaysia subsidiary will be repatriated in a tax free manner. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings. However, we plan to utilize our cash located in Hong Kong and China to fund a portion of our capital investment in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

        Net cash used in operating activities from continuing operations was $14.4 million for the year ended December 31, 2014 compared to net cash used of $22.8 million for the year ended December 31, 2013. Net loss plus non-cash adjustments ("cash loss") decreased by approximately $6.0 million for the year ended December 31, 2014 compared to the same period in 2013 driven by lower SG&A and research and development expenses. In addition, we received $11.9 million of income tax refunds in 2014. These positive impacts were partially offset by an increase in working capital and approximately $1.2 million of restructuring payments during 2014. The higher working capital was driven by $8.2 million of higher accounts receivable caused by longer payment terms in China and our higher net sales.

        Net cash used in operating activities from continuing operations was $22.8 million for the year ended December 31, 2013 compared to cash generated of $33.9 million for the year ended December 31, 2012. Cash loss increased by approximately $22.6 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was driven by the $7.2 million trade secret settlement received in 2012 that did not recur in 2013, reduced net sales and lower gross profit compared to the prior year. In addition, we incurred approximately $2.6 million of restructuring payments during 2013 and received less working capital benefit, primarily from a decrease in the amount of inventory reduction.

        Net cash provided by operating activities from continuing operations was $33.9 million for the year ended December 31, 2012 compared to $46.8 million for the year ended December 31, 2011. Cash earnings decreased by approximately $39.2 million for the year ended December 31, 2012 compared to the same period in 2011. These reductions were driven by reduced net sales and lower gross profit in 2012 compared to the prior year. These were offset by $7.2 million received in connection with the settlement of the JPS lawsuit that occurred in the first quarter of 2012, lower income tax payments and improved working capital, including lower accounts receivable and raw material inventory.

Cash Flow from Operating Activities from Discontinued Operations

        Net cash used in operating activities from discontinued operations was less than $0.1 million for the year ended December 31, 2014 due to a cash payment related to a state income tax audit.

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

Cash Flow from Investing Activities from Continuing Operations

        Net cash provided by investing activities was $3.7 million for the year ended December 31, 2014 primarily due to the sale of land-use-rights in China and our East Windsor, Connecticut facility that more than offset capital investments. The 2014 capital investments mainly related to building out our leased facility in China and enhancements to our production equipment to convert to paperless products.

        Net cash used in investing activities was $2.1 million for the year ended December 31, 2013. The 2013 capital investments mainly related to building out our leased facility in China and enhancements to our production equipment to further our conversion to paperless products.

        Net cash used in investing activities was $10.7 million for the year ended December 31, 2012. The 2012 capital investments mainly related to our 20,000 square-foot state-of-the-art research and development laboratory, purchase of land near Shanghai, China and the completion of the retrofit of our former East Windsor, Connecticut building.

        We anticipate 2015 consolidated capital investments to be approximately $2.0 million to $6.0 million, and we expect to fund these from our existing cash balance. However, we may delay a portion of these capital investments if we are not timely in collecting our accounts receivable or do not arrange other working capital financing options.

        We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash provided by operating activities from continuing operations less capital investments. Free cash flow was $(17.5) million, $(25.0) million and $23.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. We believe that free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

        We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business that, after the acquisition of property and equipment, including information technology infrastructure, land and buildings, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, and strengthening the Consolidated Balance Sheets. We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons.

        Analysis of free cash flow also facilitates management's comparisons of our operating results to competitors' operating results. A limitation of using free cash flow versus the GAAP measure of cash provided by operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital investments during the period. Our management compensates for this limitation by providing information about our capital investments on the face of the Consolidated Statements of Cash Flows and in the above discussion.

	Year Ended December 31, 2014 (unaudited)	Year Ended December 31, 2013 (unaudited)	Year Ended December 31, 2012 (unaudited)
Cash (used in) provided by operating activities from continuing operations	$(14.4)	$(22.8)	$33.9

Less: capital investments	(3.1)	(2.2)	(10.7)

Free cash flow	$(17.5)	$(25.0)	$23.2

Cash Flow from Financing Activities from Continuing Operations

        Net cash used in financing activities was $30.4 million for the year ended December 31, 2014 primarily due to the $21.7 million of proceeds received for the stock issuance related to the transaction with Zhenfa, offset by the Special Dividend payment of $22.6 million and the $24.0 million repurchase of common stock associated with the Offer. The Special Dividend was transferred from our bank account to our transfer agent prior to December 31, 2014. In addition, we incurred fees related to these transactions of $5.4 million.

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

Credit Facilities

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

        Borrowings under the Credit Agreement may have been used to finance working capital, capital investments and other lawful corporate purposes, including the financing of certain permitted acquisitions, payment of dividends and/or stock repurchases, subject to certain restrictions.

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

Termination of Credit Agreement

        On September 16, 2013, we terminated our Credit Agreement. We had no outstanding indebtedness pursuant to the amended Credit Agreement. We cancelled the Credit Agreement since we were not able to draw on it without posting cash collateral and we had liquidity with our then existing cash balance to run our operations. As a part of the termination, we wrote-off approximately $0.1 million of the remaining unamortized deferred financing costs associated with the Credit Agreement.

Contractual Obligations and Other Commitments

        As of December 31, 2014, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	2015	2016	2017	Thereafter
	(dollars in thousands)
Operating lease obligations	$572	$168	$166	$166	$72
Restructuring	$32	$32	$—	$—	$—
Other contractual obligations(a)	$204	$204	$—	$—	$—

Total	$808	$404	$166	$166	$72

(a)
Other contractual obligations consist of a deferred compensation arrangement with certain members of management in the amount of $0.2 million. Other contractual obligations exclude our ASC 740 liabilities for unrecognized tax benefits. See Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        We have no off-balance sheet financing arrangements.

Effects of Inflation

        Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the year ended 2014, we were not materially affected by inflation.

Recently Issued Accounting Standards

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote discolsures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

        In November 2014, the FASB issued ASU No. 2014-17 "Business Combinations" (Topic 805). This update is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our consolidated results of operations. For the years ended December 31, 2014, 2013 and 2012, approximately $30.3 million, or 77.1%, $18.3 million, or 57.5% and $38.9 million, or 40.8% respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our international operations in China. The costs related to our foreign currency net sales are largely denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

        We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2014 would have caused a change in consolidated net assets of approximately $2.1 million and a change in net sales of approximately $3.0 million.

Interest Rate Risk

        As of December 31, 2014, we have no debt and no credit facility. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

        Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. During 2011 and 2010, the price of our raw materials, primarily resin, increased and negatively impacted our cost of sales by approximately $4.0 million and $6.8 million, respectively. Resin prices began to moderate during the latter part of 2011, and our cost of sales was favorably impacted by approximately $7.0 million in 2012. In 2013 and 2014, we did not experience any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of STR Holdings, Inc. (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) for the years ended December 31, 2014 and 2013. STR Holdings, Inc.' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the year ended December 31, 2014. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion for the year ended December 31, 2014. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STR Holdings, Inc. as December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing Item 15(a)(2) for the years ended December 31, 2014 and 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

        We have also audited the adjustment to the 2012 consolidated financial statements to retrospectively apply the change in the number of shares outstanding resulting from the reverse stock split described in Note 4. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of the Company other than with respect to the adjustment and, accordingly, we do not express an opinion or any form of assurance on the 2012 consolidated financial statements taken as a whole.

/s/ UHY LLP

New York, NY
March 26, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

        In our opinion, the consolidated statements of comprehensive loss, of change in stockholders' equity, and of cash flows for the year ended December 31, 2012 before the effects of the adjustments to retrospectively apply a change in the number of shares outstanding resulting from a reverse stock split described in Note 4, present fairly, in all material respects, the results of operations and cash flows of STR Holdings, Inc. and its subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America (the 2012 financial statements before the effects of the adjustments discussed in Note 4 are not presented herein). In addition, in our opinion, the financial statement schedule listed in the index under item 15(a)(2) for the year ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        We were not engaged to audit, review, or apply any procedures to the adjustment to retrospectively apply a change in the number of shares outstanding resulting from a reverse stock split described in Note 4 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 15, 2013

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,552	$58,173
Accounts receivable, trade, less allowances for doubtful accounts of $833 and $2,051 in 2014 and 2013, respectively	12,057	4,771
Inventories, net	8,248	8,557
Prepaid expenses	1,789	925
Deferred tax assets	72	2,081
Income tax receivable	8,252	11,812
Other current assets	2,283	561

Total current assets	49,253	86,880
Property, plant and equipment, net	20,195	28,398
Long-term deferred tax assets	—	13,198
Other noncurrent assets	354	733

Total assets	$69,802	$129,209

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,653	$2,636
Accrued liabilities	2,780	8,432
Income taxes payable	1,865	859
Other current liabilities	204	630

Total current liabilities	7,502	12,557
Deferred tax liabilities	72	—
Other long-term liabilities	4,505	4,790

Total liabilities	12,079	17,347

COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 18,074,291 and 18,073,051 issued and outstanding, respectively as of December 31, 2014 and 13,962,305 and 13,961,065 issued and outstanding, respectively as of December 31, 2013	181	139
Treasury stock, at cost	(57)	(57)
Additional paid-in capital	230,276	236,114
Accumulated deficit	(168,618)	(122,421)
Accumulated other comprehensive loss, net of taxes	(4,059)	(1,913)

Total stockholders' equity	57,723	111,862

Total liabilities and stockholders' equity	$69,802	$129,209

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

All amounts in thousands except share and per share amounts

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net sales	$39,288	$31,860	$95,345
Cost of sales	44,522	34,085	97,193

Gross loss	(5,234)	(2,225)	(1,848)
Selling, general and administrative expenses	12,832	18,322	21,345
Research and development expense	1,160	2,670	4,371
Provision for bad debt expense	483	1,824	486
Goodwill impairment (Note 6)	—	—	82,524
Intangible asset impairment (Note 6)	—	—	135,480
Asset impairment (Note 6)	—	194	37,431

Operating loss	(19,709)	(25,235)	(283,485)
Interest income (expense), net	27	(30)	(196)
Amortization of deferred financing costs	—	(189)	(1,079)
Other income (Note 9)	3,634	—	7,202
(Loss) gain on disposal of fixed assets	(451)	185	—
Foreign currency transaction gain (loss)	298	(366)	(281)

Loss from continuing operations before income tax expense (benefit)	(16,201)	(25,635)	(277,839)
Income tax expense (benefit) from continuing operations	6,532	(7,349)	(66,264)

Net loss from continuing operations	(22,733)	(18,286)	(211,575)
Discontinued operations (Note 3):
Income tax expense (benefit) from discontinued operations	884	—	(4,228)

Net (loss) earnings from discontinued operations	(884)	—	4,228

Net loss	$(23,617)	$(18,286)	$(207,347)

Other comprehensive (loss) income:
Foreign currency translation (net of tax effect of $0, $244 and $70, respectively)	(2,146)	531	130

Other comprehensive (loss) income	(2,146)	531	130

Comprehensive loss	$(25,763)	$(17,755)	$(207,217)

Net loss per share (Note 4):
Basic from continuing operations	$(2.08)	$(1.32)	$(15.37)

Basic from discontinued operations	(0.08)	—	0.31

Basic	$(2.16)	$(1.32)	$(15.06)

Diluted from continuing operations	$(2.08)	$(1.32)	$(15.37)

Diluted from discontinued operations	(0.08)	—	0.31

Diluted	$(2.16)	$(1.32)	$(15.06)

Weighted-average shares outstanding (Note 4):
Basic	10,920,200	13,873,289	13,771,536

Diluted	10,920,200	13,873,289	13,771,536

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

All amounts in thousands except share and per share amounts

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income	Retained Earnings / (Accumulated Deficit)
					Additional Paid-In Capital			Total Stockholders' Equity
	Issued	Amount	Acquired	Amount
Balance at January 1, 2012	13,730,490	$137	1,240	$(57)	$229,787	$(2,574)	$103,212	$330,505

Stock-based compensation	117,056	1	—	—	4,321	—	—	4,322
Employee stock purchase plan	3,514	—	—	—	46	—	—	46
Option exercise recognized tax shortfall	—	—	—	—	(217)	—	—	(217)
Net loss	—	—	—	—	—	—	(207,347)	(207,347)
Foreign currency translation	—	—	—	—	—	130	—	130

Balance at December 31, 2012	13,851,060	$138	1,240	$(57)	$233,937	$(2,444)	$(104,135)	$127,439

Stock-based compensation	68,815	1	—	—	2,156	—	—	2,157
Employee stock purchase plan	2,967	—	—	—	21	—	—	21
Net loss	—	—	—	—	—	—	(18,286)	(18,286)
Foreign currency translation	—	—	—	—	—	531	—	531

Balance at December 31, 2013	13,922,842	$139	1,240	$(57)	$236,114	$(1,913)	$(122,421)	$111,862

Stock-based compensation	135,512	2	—	—	2,425	—	—	2,427
Employee stock purchase plan	594	—	—	—	2	—	—	2
Tender offer, net	(5,203,986)	(52)	—	—	(26,377)	—	—	(26,429)
Common stock issuance to Zhenfa, net	9,210,710	92	—	—	18,112	—	—	18,204
Special dividend	—	—	—	—	—	—	(22,580)	(22,580)
Net loss	—	—	—	—	—	—	(23,617)	(23,617)
Foreign currency translation	—	—	—	—	—	(2,146)	—	(2,146)

Balance at December 31, 2014	18,065,672	$181	1,240	$(57)	$230,276	$(4,059)	$(168,618)	$57,723

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
OPERATING ACTIVITIES
Net loss	$(23,617)	$(18,286)	$(207,347)
Net loss (earnings) from discontinued operations	884	—	(4,228)

Net loss from continuing operations	(22,733)	(18,286)	(211,575)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,078	2,024	11,255
Goodwill impairment	—	—	82,524
Intangible asset impairment	—	—	135,480
Asset impairment	—	194	37,431
Amortization of intangibles	—	—	8,432
Amortization of deferred financing costs	—	46	235
Write-off of deferred debt costs on early extinguishment of debt	—	143	844
Stock-based compensation expense	2,380	1,902	3,494
Non-cash reversal of loss contingency	(4,089)	—	—
Non-cash reversal of restructuring accrual	(1,045)	—	—
Loss (gain) on disposal of property, plant and equipment	451	(185)	2
Non-cash change in income tax receivable	(7,166)	(5,455)	(6,951)
Provision for bad debt expense	483	1,824	486
Loss on reclassification on held for sale assets	1,179	—	—
Deferred income tax expense (benefit)	14,867	(1,849)	(60,194)
Changes in operating assets and liabilities:
Accounts receivable	(8,188)	(1,252)	8,747
Cash received from income tax refunds	11,908	—	—
Inventories	(57)	112	20,244
Other current assets	(566)	40	4,103
Accounts payable	155	(321)	(1,773)
Accrued liabilities	(1,825)	(2,076)	(1,379)
Income taxes payable	(872)	(58)	2,715
Other, net	(1,398)	403	(238)

Net cash (used in) provided by continuing operations	(14,438)	(22,794)	33,882
Net cash (used in) provided by discontinued operations	(31)	834	(32)

Net cash (used in) provided by operating activities	(14,469)	(21,960)	33,850

INVESTING ACTIVITIES
Capital investments	(3,115)	(2,238)	(10,677)
Proceeds from sale of fixed assets	6,805	186	—

Net cash provided by (used in) continuing operations	3,690	(2,052)	(10,677)
Net cash provided by discontinued operations	—	—	—

Net cash provided by (used in) investing activities	3,690	(2,052)	(10,677)

FINANCING ACTIVITIES
Repurchase of common stock in tender offer	(24,042)	—	—
Tender offer costs	(2,387)	—	—
Special dividend	(22,580)	—	—
Common stock issuance to Zhenfa	21,662	—	—
Common stock issuance costs	(3,016)	—	—
Common stock issued under employee stock purchase plan	2	19	41
Other issuance costs	—	—	(43)

Net cash (used in) provided by continuing operations	(30,361)	19	(2)
Net cash used in discontinued operations	—	—	—

Net cash (used in) provided by financing activities	(30,361)	19	(2)

Effect of exchange rate changes on cash	(481)	181	20

Net (decrease) increase in cash and cash equivalents	(41,621)	(23,812)	23,191
Cash and cash equivalents, beginning of period	58,173	81,985	58,794

Cash and cash equivalents, end of period	$16,552	$58,173	$81,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (received) paid during the period for:
Income taxes	$(11,877)	$(650)	$2,514

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

        These consolidated financial statements reflect the financial statements of STR Holdings, Inc. ("Holdings") or (the "Company") and its subsidiaries on a consolidated basis. Due to the divestiture of the Quality Assurance ("QA") business as discussed below, the QA business' historical operating results are recorded in discontinued operations in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows for all applicable periods presented. See Note 3 below.

        On January 30, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a one-for-three reverse split of its common stock and its common stock began trading on the New York Stock Exchange ("NYSE") on a split-adjusted basis on the same date. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of issued and outstanding shares of its common stock was reduced to approximately 18,074,291 and 18,073,051, respectively, at December 31, 2014. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the consolidated financial statements and accompanying notes.

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

        The Company launched its former QA business in 1973 and commenced sales of solar encapsulant products in the late 1970s. The Company's strategic divestiture of the QA business is described below and in Note 3.

        On September 1, 2011, the Company completed the sale of the QA business to Underwriters Laboratories, Inc. ("UL"). This strategic divestiture was executed to allow the Company to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to the Company's polymer manufacturing capabilities, and to retire its long-term debt. The following transactions occurred as a result of the divestiture:

  •
  The Company received $275,000, plus assumed cash in proceeds. The sale generated an after-tax gain of approximately $14,071 that included a tax liability of approximately $105,934. In 2012,

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

    the Company finalized the taxable gain and recorded an income tax benefit to discontinued operations of $4,228. See Note 3.

  •
  In order to sell the assets of QA free and clear of liens, the Company terminated its former first lien credit agreement and the second lien credit agreement by using $237,732 of the sale proceeds to repay all amounts outstanding thereunder on September 1, 2011 to Credit Suisse AG as administrative and collateral agent.

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

        The carrying values for cash, accounts receivable, income tax receivable, accounts payable, accrued liabilities, income tax payable and other current assets and liabilities approximate their fair values due to their short maturities. The carrying value of the Company's money market funds is based on the balance of its money market funds as of December 31, 2014, which is a Level 1 input. The carrying value of deferred compensation in 2014, which is a Level 2 input is based upon the effective valuation

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the transaction with Zhenfa of $4.80 per share. The carrying value of deferred compensation in 2013, which is a Level 2 input was based on the Company's common stock price as of December 31, 2013. See Note 11.

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

        The Company recognizes revenue from the manufacture and sale of its encapsulants, which is the only contractual deliverable, either at the time of shipping or at the time the product is received at the customer's port or dock, depending upon terms of the sale. The Company does not offer a general right of return on its products.

        In isolated occasions, the Company has offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company performs long-term performance testing of its encapsulants during product development prior to launching new product introductions and in customer certification of its products prior to entering into mass production. The Company has operated its solar business since the 1970s and over 20 GW worth of solar modules utilizing its encapsulants have been installed in the field with no reported module power performance issues caused by its encapsulants and no related warranty claims to-date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as it is remote of occurrence. If the Company were to ever receive a warranty claim for such matter, it would assess the need for a warranty accrual at that time.

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

        Inventories.    The Company's inventories are stated at the lower of cost or market. The Company's primary raw materials consist of resin, paper, packaging material and chemicals/additives. The Company's finished goods inventories are typically made-to-order and possess a shelf life of six to nine months from the date of manufacture. Cost is determined on a first-in, first-out basis and includes both

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation expense.

        The Company will write-down inventory to its net realizable value when it is probable that its inventory carrying cost is not fully recoverable through sale or other disposition. The Company's write-down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the inventories.

        In 2014, the Company reserved $955 of inventory, a majority of which is related to excess raw material and expired finished goods inventory related to recent product introductions.

        In 2013, the Company reserved $445 of inventory, a majority of which is related to raw material inventory procured and not delivered due to the loss of a customer.

        In 2012, the Company incurred a write-down of approximately $678 associated with excess paper raw material inventory due to changes in customer specifications and the Company being in the process of removing paper from its manufacturing process.

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

        In accordance with ASC 360-Property, Plant, and Equipment, the Company reviews the carrying value of its long-lived assets, including property, plant and equipment, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's fair value. Fair value is estimated based upon discounted future cash flows or other reasonable estimates of fair market value. The Company recognized an impairment loss of $0, $194 and $37,431 in 2014, 2013 and 2012, respectively. See Note 6.

        Goodwill represented the excess of the purchase price consideration over the estimated fair value assigned to the individual assets acquired and liabilities assumed from the DLJ Merchant Banking Partners IV, LP's acquisition of the Company in 2007 ("the Acquisition"). The Company did not amortize goodwill, but instead tested goodwill for impairment in accordance with the two-step method described in ASC 350-Intangibles, Goodwill and Other. The Company performed its annual impairment review of goodwill on October 1st and would also perform a review if at any time facts and circumstances warranted. During the first quarter of 2012, the Company recorded a non-cash goodwill impairment charge of $82,524. Refer to Note 6.

        The Company's intangible assets included its customer relationships, trademarks and proprietary technology and resulted from the Acquisition. The Company accounted for the Acquisition using the purchase method of accounting and recorded definite-lived intangible assets separately from goodwill. Intangible assets were recorded at their estimated fair value at the date of acquisition. During the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fourth quarter of 2012, the Company recorded a non-cash impairment charge of $135,480. Refer to Note 6.

        Asset Retirement Obligations.    The Company accounts for asset retirement obligations in accordance with ASC 410-Asset Retirement and Environmental Obligations, which requires a company to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a contractual obligation to incur such costs. The Company has recorded its asset retirement obligations relating to the cost of removing improvements from lease facilities at the end of the lease terms. The Company's conditional asset retirement obligations are not material.

        Deferred Financing Costs.    The Company capitalized debt issuance costs and amortized the costs to expense over the term of the related debt facility. In connection with entering into the Credit Agreement in 2011, the Company incurred $1,306 of issuance costs. The Company amended its Credit Agreement in 2012 and incurred $43 of additional issuance costs. In conjunction with entering into the amendment in 2012, the Company wrote-off $844 of the remaining prior capitalized issuance costs based on the proportion of its new borrowing capacity compared to its prior availability. During 2013, the Company terminated the Credit Agreement since it was not able to draw on it without posting cash collateral, and the Company had liquidity with its then existing cash balance to run its operations. The Company had no outstanding indebtedness pursuant to the amended Credit Agreement. As a part of the termination, the Company wrote-off approximately $143 of the remaining unamortized deferred financing costs associated with the Credit Agreement. Amortization of deferred financing costs were $0, $189 and $1,079 for the years ended December 31, 2014, 2013 and 2012, respectively.

        Leases.    The Company leases certain facilities and equipment used in its operations. The Company accounts for its leases under the provisions of ASC 840-Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Operating lease expense is recorded on a straight-line basis over the lease term.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the Company's provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 13.

        Product Performance Accrual.    The Company provides a short-term warranty that it has manufactured its products to the Company's specifications. On limited occasions, the Company incurs costs to service its products in connection with specific product performance matters that do not meet the Company's specifications. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

        In isolated occasions, the Compay has offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company performs long-term performance testing of its encapsulants during product development prior to launching new product introductions and in customer certification of its products prior to entering into mass production. The Company has operated its solar business since the 1970s and over 20 GW worth of solar modules utilizing its encapsulants have been installed in the field with no reported module power performance issues caused by its encapsulants and no related warranty claims to-date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as it is remote of occurrence. If the Company were to ever receive a warranty claim for such matter, it would assess the need for a warranty accrual at that time.

        Cost of Sales.    The Company includes the cost of inventory sold and related costs for the distribution of its product in cost of sales. These costs include raw materials and other components, direct labor, product performance matters, manufacturing overhead, salaries, and other personnel-related expenses, write-off of inventory, quality control, freight, insurance and depreciation. Shipping and handling costs are classified as a component of cost of sales. Customer payments for shipping and handling costs are recorded as a component of net sales.

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

        Loss Per Share.    The Company computes basic loss per share in accordance with ASC 260-Earnings Per Share. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. See Note 4.

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

Recent Accounting Pronouncements:

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is currently

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

        In November 2014, the FASB issued ASU No. 2014-17 "Business Combinations" (Topic 805). This update is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

        In accordance with ASC 250-20-Presentation of Financial Statements—Discontinued Operations and ASC 740-20-Income Taxes-Intraperiod Tax Allocation, the accompanying Consolidated Statements of Comprehensive Loss and Consolidated Cash Flows present the results of the QA business as discontinued operations. Prior to the sale, the QA business was a segment of the Company. The Company has no continuing involvement in the operations of the QA business and does not have any direct cash flows from the QA business subsequent to the sale. Accordingly, the Company has presented the QA business as discontinued operations in these consolidated financial statements.

        During the third quarter of 2014, the Company received proposed audit adjustments for the tax years 2009, 2010 and 2011 related to state filings of the Company's former QA business. As a result, the Company recorded an aggregate income tax expense to discontinued operations of $884.

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

        The following table sets forth the operating results of the QA business as being presented as a discontinued operation for the years ended December 31, 2014, 2013 and 2012, respectively:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net sales	$—	$—	$—

Loss from operations before income tax expense	—	—	—
Gain on sale before income tax expense	—	—	—

Net earnings before income tax expense	$—	$—	$—

Income tax expense (benefit)	$884	$—	$(4,228)

NOTE 4—EARNINGS PER SHARE

        On January 30, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a one-for-three reverse split of its common stock and its common stock began trading on the NYSE on a split-adjusted basis on the same date. No fractional shares were issued in connection with the reverse stock split. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the consolidated financial statements and accompanying notes, unless otherwise noted. As a result of the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—EARNINGS PER SHARE (Continued)

reverse stock split, the number of issued and outstanding shares of its common stock was reduced to approximately 18,074,291 and 18,073,051, respectively, at December 31, 2014. The calculation of basic and diluted (loss) earnings per share for the periods presented is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Basic and diluted net (loss) earnings per share
Numerator:
Net loss from continuing operations	$(22,733)	$(18,286)	$(211,575)
Net (loss) earnings from discontinued operations	(884)	—	4,228

Net loss	$(23,617)	$(18,286)	$(207,347)

Denominator:
Weighted-average shares outstanding	10,920,200	13,873,289	13,771,536
Add:
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted common stock	—	—	—

Weighted-average shares outstanding with dilution	10,920,200	13,873,289	13,771,536

Net (loss) earnings per share:
Basic from continuing operations	$(2.08)	$(1.32)	$(15.37)
Basic from discontinued operations	(0.08)	—	0.31

Basic	$(2.16)	$(1.32)	$(15.06)

Diluted from continuing operations	$(2.08)	$(1.32)	$(15.37)
Diluted from discontinued operations	(0.08)	—	0.31

Diluted	$(2.16)	$(1.32)	$(15.06)

        As of December 31, 2014, the Company had 18,073,051 shares outstanding. On March 7, 2014, the Company repurchased 5,203,986 shares of its common shares at $4.62 per share in connection with a modified "Dutch Auction" tender offer. As such, the weighted-average shares for 2014 does not reflect the full impact of the shares repurchased since the transaction occurred in the last month of the first quarter.

        On August 11, 2014, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with the Purchaser, pursuant to which the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from the Company, an aggregate of approximately 9,210,710 shares (the "Purchased Shares") of its authorized but unissued common stock, par value $0.01 per share (the "Common Stock"), to the Purchaser for an aggregate purchase price ("Purchased Price") of approximately $21,664, or $2.35 per share (the "Transaction"). The Purchased Shares represented approximately 51% of the Company's outstanding shares upon the closing of the Transaction (the "Closing"), which occurred on December 15, 2015. As such, the weighted-average shares for 2014 does not reflect the full impact of the shares issued since the Transaction occurred in the last month of 2014.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—EARNINGS PER SHARE (Continued)

        Due to the loss from continuing operations during the years ending December 31, 2014, 2013 and 2012, the weighted-average common shares outstanding does not include any stock options and any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

        Because the effect would be anti-dilutive, there were 4, 36 and 54 shares of common stock issuable upon the exercise of options issued under the STR Holdings, Inc. 2010 Employee Stock Purchase Plan ("ESPP") that were not included in the computation of diluted weighted-average shares outstanding for the years ending December 31, 2014, 2013 and 2012, respectively.

        Because the effect would be anti-dilutive, there were 0, 3,771,305 and 2,744,910 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for the years ended December 31, 2014, 2013, 2012, respectively.

NOTE 5—INVENTORIES, NET

        Inventories consist of the following:

	December 31, 2014	December 31, 2013
Finished goods	$1,806	$2,938
Raw materials	7,397	6,064
Reserve	(955)	(445)

Inventories, net	$8,248	$8,557

NOTE 6—LONG-LIVED ASSETS AND GOODWILL

Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	Estimated Useful Lives	December 31, 2014	December 31, 2013
Land		$3,571	$5,917
Buildings and improvements	15 - 40	12,412	15,844
Machinery and equipment	5 - 8	19,615	19,251
Furniture, fixtures and computers	3 - 5	3,493	4,090
Less: accumulated depreciation		(19,552)	(20,315)

Subtotal		19,539	24,787
Construction-in-progress		656	3,611

Property, plant and equipment, net		$20,195	$28,398

        Depreciation expense was $2,078, $2,024 and $11,255 for the years ended December 31, 2014, 2013 and 2012, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS AND GOODWILL (Continued)

        On June 9, 2014, the Company received a signed letter of intent from a potential buyer for its East Windsor, Connecticut facility for approximately $4,750. In July, the Company executed the formal purchase and sale agreement and in October the sale of the property was finalized. The sale of the property was part of the Company's focus to reduce its footprint and operating costs. As such, an analysis of the asset group was performed and a loss on reclassification of $1,179 was recorded during 2014. The Company has relocated its corporate and research and development functions to its owned facility located in Enfield, Connecticut.

        In 2014, the Company sold its land use rights for a parcel of land located in Suzhou, China to the Administration Committee of Changkun Industrial Government for $1,924. The Company recorded a loss on disposal of fixed assets for the sale of this asset of $435.

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

        The Company amortized its intangible assets utilizing the straight-line method as this method approximated the anticipated economic benefit derived from these assets. Amortization expense of such assets was $0, $0 and $8,432 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recorded a non-cash impairment charge of $135,480 as of December 31, 2012.

Goodwill

        Goodwill represented the excess purchase price consideration of the estimated fair value assigned to the individual assets acquired and liabilities assumed in the Acquisition. The Company recorded an

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS AND GOODWILL (Continued)

impairment of $0, $0 and $82,524 during 2014, 2013 and 2012, respectively, as further discussed below. Goodwill was $0 at December 31, 2014 and 2013. Goodwill was not deductible for tax purposes.

Impairment Testing

        In accordance with ASC 350-Intangibles-Goodwill and Other and ASC 360-Property, Plant and Equipment, the Company assessed the impairment of its long-lived assets including its definite-lived intangible assets, property, plant and equipment and goodwill, at least annually for goodwill, and whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, the Company assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in net sales that were generated under its trademarks; loss of a significant customer or a reduction in demand for customers' products; a significant adverse change in the extent to or manner in which the Company used its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company's common stock.

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

        As of December 31, 2012, due to continued pricing pressure, trade complaints escalating in the industry, increased competition from non-EVA encapsulant materials and the Company's initial 2013

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS AND GOODWILL (Continued)

sales outlook which included the loss of its then largest customer, the Company determined that a trigger event occurred to test its long-lived assets for recoverability. In conjunction with a valuation specialist, the Company determined that the sum of the undiscounted expected future cash flows did not exceed the carrying value of the Company's asset group which is its reporting unit. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin.

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

        At December 31, 2013, there were no indicators that significantly changed from the December 31, 2012 impairment test and a detailed impairment analysis was not performed. However, the Company did perform an analysis using appraisals and other data in order to assess the recoverability of its property, plant and equipment as of December 31, 2013. As a result of this analysis, the Company determined its long-lived assets were recoverable and the depreciable lives were appropriate as of December 31, 2013.

        At December 31, 2014, the Company recorded valuation allowances against its deferred tax assets. As such, the Company determined this to be an indicator to test its long-lived assets for impairment. The valuation allowances were recorded since the Company has three consecutive years of taxable losses and it determined that its history of actual net losses is negative evidence that should be given more weight than future projections. As such, the Company determined the recording of valuation allowances to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of its asset group which is its reporting unit ($57,723 as of December 31, 2014) by $54,854. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. In addition to assessing the undiscounted cash flows, the Company also assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment's carrying value is recoverable and depreciable lives are appropriate as of December 31, 2014. If the Company experiences a significant reduction in future sales volume, further ASP reductions, lower profitability, ceases operations at any of its facilities, or negative changes in Malaysia, U.S. or Spain real estate markets, the Company's property, plant and equipment may be subject to future impairment or accelerated depreciation.

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

        Future minimum payments under all non-cancelable operating leases were as follows as of December 31, 2014:

2015	$168
2016	166
2017	166
2018	71
2019	1
Thereafter	—

$572

        Rental expense on facility space and equipment operating leases was $392, $450 and $474 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 8—ACCRUED LIABILITIES

        Accruals consist of the following:

	December 31, 2014	December 31, 2013
Product performance (see Note 9)	$189	$4,141
Grants (see Note 9)	—	1,071
Salary and wages	381	412
Professional fees	704	563
Restructuring severance and benefits (see Note 10)	32	1,667
Environmental (see Note 9)	57	76
Accrued franchise tax	565	191
Other	852	311

Total	$2,780	$8,432

NOTE 9—COMMITMENTS AND CONTINGENCIES

        The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Product Performance Matters

        The Company provides a short-term warranty that it has manufactured its products to the Company's specifications. On limited occasions, the Company incurs costs to service its products in connection with specific product performance matters that do not meet the Company's specifications. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

        In isolated occasions, the Company has also offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company performs long-term performance testing of its encapsulants during product development prior to launching new product introductions and in customer certification of its products prior to entering into mass production. The Company has operated its solar business since the 1970s and over 20 GW worth of solar modules utilizing its encapsulants have been installed in the field with no reported module power performance issues caused by the Company's encapsulants and no related warranty claims to-date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as it is remote of occurrence. If the Company was to ever receive a warranty claim for such matter, the Company would assess the need for a warranty accrual at that time.

        The Company has accrued for specific product performance matters incurred in 2014 and 2013 that are based on management's best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company's product performance liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2014	December 31, 2013
Balance as of beginning of period	$4,141	$3,959
Additions	528	17
Reversals	(4,089)	—
Reductions	(355)	—
Foreign exchange impact	(36)	165

Balance as of end of period	$189	$4,141

        During 2014, the Company reversed $4,089 of an accrual related to a quality claim by one of the Company's customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The reversal was recorded in other income in the consolidated statements of comprehensive loss for the year ended December 31, 2014. The Company stopped selling this product in 2006. The Company has concluded that the settlement of this contingency is no longer probable and is remote.

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

	December 31, 2014	December 31, 2013
Balance as of beginning of period	$76	$105
Additions	—	—
Reductions	(19)	(29)

Balance as of end of period	$57	$76

Spanish Grants

        The Company's Spanish subsidiary has received financial grants for certain fixed assets that requires the Company's Spanish subsidiary to maintain a specific level of employment and to continue to operate certain fixed assets. In the third quarter of 2013, the Company's Spanish subsidiary repaid $1,558 of grants that were accrued in 2012 in conjunction with cost reduction measures that failed to comply with employment level requirements for certain grants. During the fourth quarter of 2014, $974 of grants were reversed to other income and SG&A, as the Company met all of the grant requirements. If the Company's Spanish subsidiary fails to satisfy these or other requirements, such subsidiary will not qualify for future incentives and may be required to refund a portion of previously granted incentives. If the Company's Spanish subsidiary fails to comply with its obligations under the grants, or the respective government agencies determine that the Company's Spanish subsidiary has not complied with all of its grants, the Company could be required to make additional potential repayments ranging from zero to $4,000. Any such additional potential repayment could have a material adverse effect on the Company's results of operations, prospects, cash flows and financial condition.

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

        On September 17, 2010, JPS filed an amended complaint against STR, in the U.S. District Court for the District of Massachusetts (the "Federal Court Action"). The amended complaint alleged various

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

antitrust and unfair competition claims and that the State Court Action (described above) was sham litigation initiated by STR in an attempt to monopolize the domestic and international market for low-shrink EVA encapsulants. JPS also alleged other schemes to monopolize and unfair competition in violation of federal and state laws. JPS sought $60,000 in compensatory damages, treble damages, a permanent injunction against STR for various activities, reimbursement of legal fees for the State Court Action as well as for this matter, and disgorgement of proceeds obtained by STR from allegedly anti-competitive and tortious acts. On October 13, 2010, STR filed a motion to dismiss the amended complaint, and on January 5, 2011, the Court held a hearing on STR's motion to dismiss. At the hearing, the Court ruled in favor of STR and dismissed the case. On February 10, 2011, JPS filed a notice of appeal with the Appellate Court. JPS filed its appellate brief on May 2, 2011 and STR filed its appellate brief on June 14, 2011.

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

NOTE 10—COST REDUCTION ACTIONS

        During 2012, the Company entered into a Labor Force Adjustment Plan ("LFAP") with the union and the local government at its Spain facility that temporarily furloughed approximately 60 employees for the period of February 1, 2012 to July 31, 2012. The Company entered into an agreement to extend its LFAP at its Spain facility. Under this agreement, the Company was responsible for 10% of the salary of employees who were furloughed during the period from August 1, 2012 through October 31, 2012. On October 17, 2012, the Company permanently reduced headcount at this facility by 58 employees to better align its cost structure with current and anticipated sales volumes. In addition, the Company also reduced headcount by 39 employees at its Connecticut facilities in 2012. In conjunction

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—COST REDUCTION ACTIONS (Continued)

with these headcount reductions, the Company recognized severance of $998 in cost of sales and $440 in selling, general and administrative expense for the year ended December 31, 2012, respectively.

        On January 22, 2013, the Board of Directors approved a cost reduction action to cease manufacturing at its East Windsor, Connecticut facility after being notified that its largest customer selected an alternative supplier. In connection with ongoing cost reduction measures by the Company, on October 15, 2013, the Company eliminated the positions of Chief Operating Officer, Vice President of Human Resources, Chief Technology Officer and Vice President of Finance effective November 15, 2013. These cost reduction actions were implemented to better align the Company's organization and cost-structure to its current and expected level of business. In total, the Company executed headcount reductions of approximately 180 employees on a global basis for the year ended December 31, 2013. In conjunction with these headcount reductions, the Company recognized severance and related benefits of $1,698 in cost of sales and $2,633 in selling, general and administrative expense for the year ended December 31, 2013.

        In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, the Company announced plans in 2013 to cease production at its Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, the Company recognized severance and other benefits of $386 in cost of sales and $377 in selling, general and administrative expenses in 2013. During 2014, the Company reassessed the strategic benefit of its Malaysia facility. Due to continued solar trade disputes between China and the United States and Europe, including the levy of tariffs and anti-dumping duties, solar module production is expected to increase in Asia outside of China. As such, the Company believes its Malaysia facility is strategically located in this region, and it will remain open indefinitely. As such, the Company reversed restructuring accruals recorded in 2013 during 2014 resulting in a positive benefit to cost of sales of $407 and selling, general and administrative expense of $388.

        During 2014, the Company received notification that it fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $250 of an accrual initially recorded in 2012.

        The activity during the year ended December 31, 2014 related to cash settlements of previous accrued amounts, minor adjustments for cost reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility that will now remain open and the Spanish grants.

        The restructuring accrual consists of $32 for severance and benefits as of December 31, 2014. A rollforward of the severance and other exit cost accrual activity was as follows:

Balance at December 31, 2012	$200

Additions	4,331
Reductions	(2,597)

Balance at December 31, 2013	$1,934

Additions	$440
Reversals	(1,045)
Reductions	(1,297)

Balance at December 31, 2014	$32

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

  •
  Level 3—unobservable inputs that are not corroborated by market data.

        The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2014:

	Financial assets and liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3
Money market funds(1)	$1,441	$—	$—
Deferred compensation(2)	$—	$(204)	$—

Total	$1,441	$(204)	$—

        The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2013:

	Financial assets and liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3
Money market funds(1)	$29,458	$—	$—
Deferred compensation(2)	$—	$(830)	$—

Total	$29,458	$(830)	$—

(1)
Included in cash and cash equivalents on the Company's Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)
Included in other short-term and other long-term liabilities on the Company's Consolidated Balance Sheets. Refer to Note 15 for further information.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—LONG-TERM DEBT

        The Company had no outstanding long-term debt as of December 31, 2014 and 2013.

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

        Borrowings under the Credit Agreement may have been used to finance working capital, capital investments and other lawful corporate purposes, including the financing of certain permitted acquisitions, payment of dividends and/or stock repurchases, subject to certain restrictions.

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

2012 Amendment to the Credit Agreement

        On September 28, 2012 (the "Effective Date"), the Company, the Guarantors, the Lenders and the Administrative Agent entered into the First Amendment to Credit Agreement and Security Agreement (the "First Amendment"), amending (i) the Credit Agreement and (ii) the Security Agreement and dated as of October 7, 2011, among the Company, the Guarantors and the Administrative Agent. The Company had no outstanding indebtedness pursuant to the Credit Agreement.

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

Termination of the Credit Agreement

        On September 16, 2013, the Company terminated its Credit Agreement. The Company had no outstanding indebtedness pursuant to the amended Credit Agreement. The Company cancelled the Credit Agreement since it was not able to draw on it without posting cash collateral and the Company had liquidity with its then existing cash balance to run its operations. As a part of the termination, the Company wrote-off approximately $143 of the remaining unamortized deferred financing costs associated with the Credit Agreement.

NOTE 13—INCOME TAXES

        Loss from continuing operations before income tax expense (benefit) is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Domestic	$(6,341)	$(14,611)	$(262,451)
Foreign	(9,860)	(11,024)	(15,388)

Total	$(16,201)	$(25,635)	$(277,839)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

        The expense (benefit) for income taxes from continuing operations consists of the following components:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current income tax (benefit) expense from continuing operations
U.S. federal	$(8,377)	$(5,610)	$(8,825)
Foreign	12	122	3,405
State and local	30	(12)	(650)

Total current income tax (benefit) expense from continuing operations	(8,335)	(5,500)	(6,070)
Deferred income tax expense (benefit) from continuing operations
U.S. federal	12,300	(741)	(58,015)
Foreign	2,567	(1,134)	(1,722)
State and local	—	26	(457)

Total deferred income tax expense (benefit) from continuing operations	14,867	(1,849)	(60,194)

Total income tax expense (benefit) from continuing operations	$6,532	$(7,349)	$(66,264)

        There were no tax benefits for the years ended December 31, 2014, 2013 and 2012, respectively, associated with the exercise of stock options that were recorded to additional paid-in capital. Tax benefits associated with the "Windfall" for stock options exercised are determined on a "with and without" basis.

        During 2012, vested non-qualified stock options (NQSO) were cancelled resulting in a reversal of the related deferred tax asset. As a result, the Company's additional paid-in capital "windfall" account was reduced to zero and an additional deferred tax expense of $113 was reflected in tax expense. For 2013, a deferred tax expense of $11 was reflected in tax expense related to cancelled vested non-qualified stock options. For 2014, all outstanding non-qualified stock options were cancelled resulting in a deferred tax expense of $4,806.

        A deferred tax expense of $0, $244, and $70 relating to the cumulative translation adjustment of the Company's foreign subsidiaries financial statements is recorded in other comprehensive (loss) income for the years ended December 31, 2014, 2013 and 2012, respectively.

        During the years ended December 31, 2014, 2013 and 2012, the Company recorded adjustments to income tax and deferred income taxes related to a change in state taxable income apportionment percent. Amounts recorded in 2014, 2013 and 2012 were to recognize a deferred income tax expense of $0, $26 and a state deferred income tax benefit of $331, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

        Following is a reconciliation of the Company's effective income tax rate from continuing operations to the United States federal statutory tax rate:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected tax at U.S. statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes net of federal income tax effect	(0.1)%	(0.1)%	0.3%
Foreign rate differential	(5.6)%	(5.9)%	(1.1)%
Foreign unremitted earnings	(20.1)%	1.1%	0.4%
Goodwill impairment	0.0%	0.0%	(10.4)%
Other non-deductible fees and expenses	0.0%	(0.5)%	(0.1)%
Unrecognized tax benefits	1.4%	(0.6)%	0.3%
Stock option cancellations	(32.3)%	0.0%	0.0%
Change in valuation allowance	(19.0)%	0.0%	0.0%
Other	0.4%	(0.3)%	(0.5)%

Effective tax rate	(40.3)%	28.7%	23.9%

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

        The effect of temporary differences is included in deferred tax accounts as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Deferred tax assets:
Current deferred tax assets:
Accrued salaries and benefits	$11	$67
Deferred compensation	—	221
Bad debt reserves	48	49
Inventories	14	236
Product performance accrual	21	1,483
Other	—	25

Total current deferred tax assets before valuation allowance	$94	$2,081

Valuation allowance	(94)	—

Current deferred tax assets	$—	$2,081

Long-term deferred tax assets:
Deferred compensation	$71	$70
Non-qualified stock option compensation	—	4,223
Restricted stock compensation	2	537
Operating loss carryforwards	6,436	4,225
Fixed assets	272	4,998
Other	549	392

Total long-term deferred tax assets before valuation allowance	$7,330	$14,445
Valuation allowance	(7,330)	(1,247)

Long term-deferred tax assets	—	13,198

Total deferred tax assets	$—	$15,279

Deferred tax liabilities:
Foreign unremitted earnings	$—	$—

Total deferred tax liabilities	$—	$—

Total net deferred tax assets	$—	$15,279

        A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a valuation allowance of $7,424 and $1,247 for deferred tax assets existing as of December 31, 2014 and December 31, 2013, respectively. The valuation allowance as of December 31, 2014 is attributable to deferred taxes in the United States and net operating loss carryforwards in the United States, Spain, China and Hong Kong. The valuation allowance as of December 31, 2013 was primarily attributable to net operating loss carryforwards in China and Hong Kong.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

        The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense from continuing operations in the amount of approximately $(85), $214 and $5 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had approximately $1,183 and $1,154 for the payments of interest and penalties accrued at December 31, 2014 and December 31, 2013, respectively.

        A reconciliation of the beginning and ending amount of the Company's liability for unrecognized tax benefits, excluding interest and penalties, is as follows (includes continuing and discontinued operations):

Balance at January 1, 2012	$4,742

Additions for tax positions of prior years	375
Reductions for tax positions of prior years	(1,805)
Balance at December 31, 2012	$3,312
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—

Balance at December 31, 2013	$3,312

Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(113)

Balance at December 31, 2014	$3,199

        The amount of unrecognized tax benefit that would potentially impact the Company's effective tax rate from continuing operations was $3,199, $3,274 and $3,274 (excluding interest and penalties) as of December 31, 2014, 2013 and 2012, respectively. The Company has open tax years from 2004-2014 with various foreign tax jurisdictions. The Company expects $3,199 (excluding interest and penalties) of unrecognized tax benefits to reverse within the next twelve months.

        The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

        The Company has an open tax year of 2014 for U.S. federal tax purposes. The Company has open tax years from 2009-2014 with various state tax jurisdictions. In connection with the examination of the Company's tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce incomes taxes payable. The Company believes it has sufficient accruals for its contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns, although actual results may differ.

        During 2013 and 2014, the Company went through several examinations that resulted in no material adjustments, including: an examination in the United States by the Internal Revenue Service for tax years 2011, 2012 and 2013; an examination by the State of Florida for the tax years 2010, 2011

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

and 2012; and an inspection for the 2012 return filed for Spain. The Company is currently under audit by the State of Massachusetts for tax years 2009, 2010 and 2011.

        No U.S. taxes need to be provided for the undistributed earnings of a foreign subsidiary if the Company can assert that such earnings are planned to be reinvested indefinitely outside of the United States. The Company periodically assesses its business operations and the cash flow needs of its foreign and domestic subsidiaries to determine if the earnings of any of its foreign subsidiaries will be indefinitely reinvested outside the United States. As of December 31, 2013, the Company no longer asserted that it would permanently reinvest its Malaysia subsidiary's earnings, as such, the Company is not permanently reinvesting earnings generated in any foreign jurisdiction.

        The Company's subsidiary in Malaysia is operating under a tax holiday arrangement which extends through 2019. The impact of its tax holiday on its effective rate is a reduction in the benefit of 5.6%, 4.5% and 0.9% percentage points for 2014, 2013 and 2012, respectively.

        During 2014, the Company recorded an accrual for potential adjustments relating to a state audit on filings of the Company's QA business, which was sold in 2011. The Company recorded an income tax expense to discontinued operations of $884. Refer to Note 3-Discontinued Operations for further explanation.

NOTE 14—STOCKHOLDERS' EQUITY

Preferred Stock

        The Company's Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value, issuable in series. At December 31, 2014 and 2013, there were no shares issued or outstanding.

Common Stock

Reverse Stock Split

        As more fully described in Note 2, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

        The Company's Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At December 31, 2014, there were 18,074,291 shares of issued and 18,073,051 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 18,073,051 shares outstanding are 18,065,672 shares of common stock and 7,379 shares of restricted unvested common stock.

        At December 31, 2013, there were 13,962,305 shares of issued and 13,961,065 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 13,961,065 shares are 13,922,842 common shares and 38,223 restricted unvested common shares.

        On January 31, 2014, the Company commenced a modified "Dutch Auction" tender offer (the "Offer") to repurchase, for cash, up to $30,000 of shares of the Company's common stock. On March 7, 2014, the Offer closed resulting in the repurchase of 5,203,986 shares at $4.62 per share. The Company used a portion of the Company's cash and cash equivalents to purchase and retire such shares of its common stock for an aggregate purchase price of $24,042, excluding fees and expenses

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—STOCKHOLDERS' EQUITY (Continued)

associated with the Offer. Fees and expenses relating to the tender amounted to $2,387, all of which were paid during the year ended December 31, 2014.

        On August 11, 2014, the Company entered into the Purchase Agreement with the Purchaser, pursuant to which the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from the Company, an aggregate of approximately 9,210,710 shares (the "Purchased Shares") of its authorized but unissued common stock, par value $0.01 per share (the "Common Stock"), to the Purchaser for an aggregate purchase price ("Purchased Price") of approximately $21,664, or $2.35 per share (the "Transaction"). The Purchased Shares represented approximately 51% of the Company's outstanding shares upon the closing of the Transaction (the "Closing"), which occurred on December 15, 2014.

Treasury Stock

        At December 31, 2014 and 2013, there were 1,240 shares held in treasury that were purchased at a cost of $57.

NOTE 15—STOCK-BASED COMPENSATION

        On November 6, 2009, the Company's Board of Directors approved the Company's 2009 Equity Incentive Plan (the "2009 Plan") which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 4,133,333 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, "options," stock appreciation rights, shares of restricted stock, or "restricted stock," rights to dividend equivalents and other stock-based awards, collectively, the "awards." The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from date of grant.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the Company's stock-based compensation awards under the 2009 Plan during 2014, 2013 and 2012:

Date	Award Type	Exercise Price	Shares	Recipient
4th Quarter 2014	Restricted Stock	$4.11	20,857	Board of Directors
3rd Quarter 2014	Restricted Stock	$4.05	17,735	Board of Directors
2nd Quarter 2014	Restricted Stock	$4.30	57,568	Board of Directors
2nd Quarter 2014	Options	$1.59	1,000,000	Various Employees
1st Quarter 2014	Restricted Stock	$4.71	16,720	Board of Directors
4th Quarter 2013	Restricted Stock	$6.69	11,772	Board of Directors
3rd Quarter 2013	Restricted Stock	$6.81	12,496	Board of Directors
3rd Quarter 2013	Options	$2.27	50,000	Various Employees
2rd Quarter 2013	Restricted Stock	$8.25	43,917	Board of Directors
4th Quarter 2012	Options	$3.10	1,185,000	Various Employees
3rd Quarter 2012	Restricted Stock	$12.81	3,061	Board of Directors
2rd Quarter 2012	Restricted Stock	$11.46	14,912	Board of Directors

        There were 3,514,878 shares available for grant under the 2009 Plan as of December 31, 2014.

        The 1,000,000 options granted during the year ended December 31, 2014, vest equally on each of the three anniversaries of the date of grant, subject to acceleration in certain circumstances.

        The Company determined the fair value of the stock options issued in 2014 and 2013 using the Black-Scholes option pricing model. The Company's assumptions about stock-price volatility were based on the historical implied volatilities of its common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company's employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

        The following table presents the assumptions used to estimate the fair values of the stock options granted during the periods presented below:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected volatility	55.1%	58.9%	75.3%
Risk-free interest rates	2.7%	2.5%	0.6%
Expected term (in years)	6.7	7.4	4.4
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$0.90	$1.40	$1.79

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

Stock Option Cancellations

        During 2014, 1,365,916 stock options were cancelled due to the termination of employment of certain employees at the end of 2013. Since no tax windfall pool existed in additional paid-in-capital, the reduction in the deferred tax asset of $1,377 was charged to income tax expense as a discrete item 2014.

        Due to the closing of the transaction with Zhenfa, which constituted a change of control transaction under the Company's equity incentive plan, it elected, as permtitted under such plan, to cancel all outstanding options effective as of the closing of that transaction. The Company cancelled the options due to material changes in its business and capital structure which would significantly impact its previous issued options. These changes included the share issuance which represented a change in control and approximately doubled the Company's share count, payment of the Special Dividend and the reverse stock split. All of these items represented material changes to its capital structure and market captitalization and could materially impact the trading price of its common stock. Due to the uncertainity, the Company cancelled the options prior to the transaction with Zhenfa and would reissue new options at a later date when its capital structure was established, including the amount of the reverse stock split, and the Company's stock price traded for a period of time subsequent to all of these transactions.

        In total, options to purchase 3,405,389 shares were cancelled of which options to purchase 2,100,389 shares had been fully vested. The Company recorded a non-cash stock compensation expense of $1,076 associated with the cancellation. As of December 31, 2014 the Company has not reissued new options.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the stock option activity under the Company's 2009 Plan for the three years ended December 31, 2014:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at January 1, 2012	3,400,121	$11.63		$4.82	$(30,975)
Options granted	1,185,000	$3.10		$1.79	$—
Exercised	—	$—		$—	$—
Cancelled/forfeited	(655,211)	$11.84		$—	$—

Balance at December 31, 2012	3,929,910	$9.03	7.75	$3.84	$(29,317)
Options granted	50,000	$2.27	7.41	$1.40	$(35)
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(208,605)	$5.43	—	$2.85	$—

Balance at December 31, 2013	3,771,305	$9.13	6.71	$3.87	$(29,265)
Options granted	1,000,000	$1.59		$0.90	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(4,771,305)	$7.55	—	$3.25	$—

Balance at December 31, 2014	—	$—	—	$—	$—

Vested and exercisable as of December 31, 2014	—	$—	—	$—	$—
Vested and exercisable as of December 31, 2014 and expected to vest thereafter	—	$—	—	$—	$—

(1)
The aggregate intrinsic value for December 31, 2013 is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.37 of the Company's common stock on December 31, 2014. For December 31, 2012 the closing stock price of $1.57 as of December 31, 2013 was used and for January 1, 2012 the closing stock price of $2.52 as of December 31, 2012 was used.

        As of December 31, 2014, there was $0 of unrecognized compensation cost related to outstanding stock option awards. The Company did not receive any proceeds related to the exercise of stock options for the years ended December 31, 2014, 2013 and 2012, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the restricted shares activity for the three years ended December 31, 2014:

	Unvested Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	141,770	$30.24
Granted	17,973	$11.70
Vested	(117,056)	$30.33
Cancelled	—	$—

Unvested at December 31, 2012	42,687	$22.38
Granted	68,185	$7.92
Vested	(68,814)	$14.25
Cancelled	(3,835)	$24.33

Unvested at December 31, 2013	38,223	$12.96
Granted	112,880	$4.74
Vested	(135,512)	$9.15
Cancelled	(8,212)	$—

Unvested at December 31, 2014	7,379	$—

Expected to vest after December 31, 2014	7,379	$—

        As of December 31, 2014, there was $23 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

        On November 9, 2010, the Company's Board of Directors adopted the ESPP and reserved 166,667 shares of the Company's common stock for issuance thereunder. The ESPP was made effective upon its approval by the votes of the Company's stockholders on May 24, 2011 during the Company's annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended.

        Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company's common stock at a 10% discount. The Company has established four offering periods in which eligible employees may participate. The first offering period commenced in the fourth quarter of 2011. The Company purchases the number of required shares each period based upon the employees' contribution plus the 10% discount. The number of shares purchased times the 10% discount is recorded by the Company as stock-based compensation. The Company recorded less than $1, $1 and $4 in stock-based compensation expense relating to the ESPP for the years ended December 31, 2014, 2013 and 2012, respectively. There were 159,592 shares available for purchase under the ESPP as of December 31, 2014.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expense was included in the following consolidated statements of comprehensive loss categories for continuing operations:

	Years Ended December 31,
	2014	2013	2012
Selling, general and administrative expense	$2,380	$1,872	$3,466
Research and development expense	$—	$30	$28

Total option exercise recognized tax benefit	$—	$—	$—

Deferred Compensation

        The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgenesen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company's stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company's common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was recorded in other current liabilities in the Consolidated Balance Sheet.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        The following tables set forth information about the Company's operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(15,559)	$(17,150)	$3,123
Depreciation and amortization	(2,078)	(2,024)	(19,687)
Amortization of deferred financing costs	—	(189)	(1,079)
Interest income (expense), net	27	(30)	(196)
Income tax (expense) benefit	(6,532)	7,349	66,264
Goodwill impairment	—	—	(82,524)
Intangible asset impairment	—	—	(135,480)
Asset impairment	—	(194)	(37,431)
Restructuring	356	(4,331)	(1,069)
Stock-based compensation	(2,380)	(1,902)	(3,494)
Non-cash reversal of loss contingency	4,089	—	—
Loss on reclassification of held for sale assets	(1,179)	—	—
Non-cash reversal of Spanish grants	974	—	—
(Loss) gain on disposal of property, plant and equipment	(451)	185	(2)

Net Loss from Continuing Operations	$(22,733)	$(18,286)	$(211,575)

Operations by Geographic Area

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Sales
United States	$52	$1,976	$17,037
Spain	24,110	16,996	38,881
Malaysia	8,959	11,553	39,427
China	6,167	1,335	—

Total Net Sales	$39,288	$31,860	$95,345

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	December 31, 2014	December 31, 2013
Long-Lived Assets
United States	$583	$6,906
Malaysia	8,611	9,354
Spain	7,997	9,141
China	3,004	2,994
Hong Kong	—	3

Total Long-Lived Assets	$20,195	$28,398

        Foreign sales are based on the country in which the net sales originated. Net sales to one of the Company's major customers for the year ended December 31, 2014 was $14,345. Net sales to four of the Company's major customers that exceeded 10% of the Company's consolidated net sales for the year ended December 31, 2013 was $17,924. Net sales to one of the Company's major customers for the year ended December 31, 2012 was $39,162. Accounts receivable from one customer amounted to $6,334 as of December 31, 2014 and from four customers amounted to $4,148 as of December 31, 2013.

NOTE 17—EMPLOYEE BENEFIT PLANS

        The Company maintained one defined contribution benefit plan for the years ended December 31, 2014 and 2013 covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans and can also make discretionary contributions to the plans. The Company's expense under these plans was $0, $0 and $225 for the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company also maintained defined contribution benefit plans for certain foreign employees. The expense under these plans was $161, $123 and $98 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 18—RELATED PARTIES

        The Company did not have any related party transactions during 2013 and 2012. For further information regarding 2014, see Note 19 and Note 20.

NOTE 19—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD.

        The Company has entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company ("Zhenfa") and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the "Purchaser").

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD. (Continued)

Purchase Agreement and Special Dividend

        On August 11, 2014, the Company entered into a Stock Purchase Agreement with the Purchaser, pursuant to which the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from the Company, an aggregate of approximately 9,210,710 shares of its common stock, par value $0.01 per share, to the Purchaser for an aggregate purchase price of approximately $21,664, or $2.35 per share. The Purchased Shares represented approximately 51% of the Company's outstanding shares of common stock upon the closing of the Transaction, which occurred on December 15, 2014.

        In connection with the Closing, the Company declared a special dividend (the "Special Dividend") on December 11, 2014 to be paid to all of its stockholders of record (other than the Purchaser) in an amount equal to $2.55 per common share on January 2, 2015.

        In addition, in connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., a subsidiary of the Company, entered into a sales service agreement (the "Sales Service Agreement") with Zhenfa, whereby Zhenfa agreed, among other things, to assist the Compnay in a number of endeavors, including, without limitation, marketing and selling its products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Company also entered into a guarantee agreement ("Guarantee Agreement") with Zhenfa pursuant to which Zhenfa agreed to guarantee all obligations of the Purchaser under the Purchase Agreement, including, but not limited to, the payment of the Purchase Price and the performance of all covenants and agreements of the Purchaser in the Purchase Agreement.

Sales Service Agreement

        In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., the opreatin subsidiaryof the Company, entered into the Sales Service Agreement with Zhenfa whereby Zhenfa has agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company's products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided the Company with an option to lease a manufacturing facility owned by Zhenfa. Such facility will be at least 107,639 square feet and will be rent free for a period of at least five years. The Sales Service Agreement further provides that if the Company leases the facility, Zhenfa will provide an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. The Sales Service Agreement became effective on the Closing date, has an initial term of two years following the date of Closing and is automatically extended for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

About Zhenfa

        Zhenfa Energy Group Co. Ltd., referred to as Zhenfa Energy, is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD. (Continued)

China. At the end of 2013, the Zhenfa Group had developed and installed approximately two GW of solar power in China, including unique utility scale solar projects in which solar arrays are constructed and utilized in conjunction with fisheries in intertidal zones and agricultural projects in desertification areas. The Zhenfa Group holds Chinese patents in a self-adaptive sun tracking system for solar arrays that increases the efficiency of solar projects by up to 25% over fixed tracking systems, and in 2013 won a bid to construct a 13 MW ground mounted solar project in Canberra, Australia.

        The Company entered into this Transaction for the following strategic considerations:

  •
  that China has become one of the world's largest solar module manufacturing markets. The Company has struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers;

  •
  that the proposed Transaction should enhance the Company's presence in China and could significantly improve the Company's operating results if the Zhenfa Group were to be successful in assisting the Company in marketing and selling the Company's products to China-based solar module manufacturers;

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

        For further information on the the Stock Purchase Agreement, the Sales Service Agreement, the Guarantee Agreement, Zhenfa and the Transaction, refer to the proxy statement filed with the SEC on October 8, 2014.

NOTE 20—SUBSEQUENT EVENTS

Reverse Stock Split

        On January 30, 2015, the Company effected a one-for-three reverse split of its common stock. No fractional shares were issued in connection with the reverse stock split. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the consolidated financial statements and accompanying notes, unless otherwise noted. As a result of the reverse stock split, the number of issued and outstanding shares of its common stock was reduced to approximately 18,074,291 and 18,073,051, respectively, at December 31, 2014.

Related Party Transaction

        The Company's Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. ("STR China") entered into a supply agreement (the "Huhui Supply Agreement") dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), an affiliate of Zhenfa.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 20—SUBSEQUENT EVENTS (Continued)

Pursuant to the Huhui Supply Agreement, STR China has agreed to supply Huhui, a solar module manufacturer, with the Company's encapsulant products and Huhui has agreed (i) to purchase not less than 535 MW worth of encapsulants (the "Minimum Amount") during each contract year, (ii) pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The term of Huhui Supply Agreement terminates on December 31, 2015 and shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company expects to commence receiving purchase orders from Huhui during the second quarter of 2015 following the completion of qualification testing which is currently underway. The Company believes that the terms and conditions set forth in the Huhui Agreement are fair and reasonable to the Company.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

        This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting because the attestation report requirement has been removed for "smaller reporting companies" under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010."

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

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

        We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).

        Based on our assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company's fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

        All information in this Part may be found in the Company's proxy statement (the "Proxy Statement") to be delivered to stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report in connection with the annual meeting of stockholders, which is scheduled for May 13, 2015 (the "Annual Meeting") and such information is incorporated in this report by reference pursuant to General Instruction G (3) of Form 10-K.

        A list of the Company's executive officers, together with their respective offices presently held with the Company or its subsidiaries, their business experience since January 1, 2009, and their ages as of the date of this report is set forth under Item 1—Business above.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedule

(a)
List of documents filed as part of this report or incorporated herein by reference:

(1)
Financial Statements:

        The following financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

  (2)
  Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts	128

Schedule II-Valuation and Qualifying Accounts
STR Holdings, Inc. and Subsidiaries

	Beginning Balance	Additions/ Charged to Expenses	Currency Impact	Reductions	Balance at End of Period
Accounts Receivable Allowance for Doubtful Accounts:
Year ended December 31, 2014	$2,051	483	(133)	(1,568)	$833
Year ended December 31, 2013	$118	1,824	109	—	$2,051
Year ended December 31, 2012	$225	486	—	(593)	$118
Tax Valuation Allowance:
Year ended December 31, 2014	$1,247	6,177	—	—	$7,424
Year ended December 31, 2013	$491	756	—	—	$1,247
Year ended December 31, 2012	$—	491	—	—	$491
Inventory Reserve:
Year ended December 31, 2014	$445	907	(2)	(395)	$955
Year ended December 31, 2013	$678	352	2	(587)	$445
Year ended December 31, 2012	$446	260	2	(30)	$678

  (3)
  Exhibits:

EXHIBIT INDEX

††2.1	Stock Purchase Agreement, dated August 11, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co., Ltd. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
3.1
Certificate of Incorporation of STR Holdings, Inc. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
3.2
Certificate of Amendment of Certificate of Incorporation. ((filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 30, 2015 (file no. 001-34529) and incorporated herein by reference).
3.3	Bylaws of the STR Holdings, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
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
†10.18	Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Company's Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference).
†10.20
Executive Severance Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen (filed as Exhibit 10.4 to the Company's Form 10-Q filed on November 8, 2012 (file no. 001-34529) and incorporated herein by reference).
†10.22
Executive Severance Agreement dated October 1, 2012 between the Company and Alan N. Forman (filed as Exhibit 10.6 to the Company's Form 10-Q filed on November 8, 2012 (file no. 001-34529) and incorporated herein by reference).
†10.23
Executive Severance Agreement dated October 1, 2012 between the Company and Joseph C. Radziewicz (filed as Exhibit 10.7 to the Company's Form 10-Q filed on November 8, 2012 (file no. 001-34529) and incorporated herein by reference).
†10.24
Retention Bonus Letter Agreement, dated July 18, 2013, by and between STR Holdings, Inc. and Robert S. Yorgensen (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2013 (file no. 001-34529) and incorporated herein by reference).
†10.25
Retention Bonus Letter Agreement, dated July 18, 2013, by and between STR Holdings, Inc. and Alan N. Forman (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2013 (file no. 001-34529) and incorporated herein by reference).
†10.26
Amendment of Retention Bonus Letter Agreement, dated July 7, 2014, by and between STR Holdings, Inc. and Alan N. Forman (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 11, 2014 (file no. 001-34529) and incorporated herein by reference).
†10.27
Amendment of Retention Bonus Letter Agreement, dated July 7, 2014, by and between STR Holdings, Inc. and Alan N. Forman (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 11, 2014 (file no. 001-34529) and incorporated herein by reference).
†10.28
Amendment of Retention Bonus Letter Agreement, dated July 7, 2014, by and between STR Holdings, Inc. and Joseph C. Radziewicz (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 11, 2014 (file no. 001-34529) and incorporated herein by reference).
10.29
Sales Service Agreement, dated as of August 11, 2014, by and between Specialized Technology Resources, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).

10.30	Registration Rights Agreement, dated as of December 15, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co., Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2014 (file no. 001-34529) and incorporated herein by reference).
10.31
Guarantee Agreement, dated as of August 11, 2014, by and between STR Holdings, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
10.32	Photocap Supply Agreement dated as of December 31, 2014, by and between Specialized Technology Resources Solar (Suzhou) Co., Ltd and Zhangjiagang Huhui Segpv Co., Ltd.
*21	Subsidiaries of STR Holdings, Inc.
*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.DEF	XBRL Definition Linkbase Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

††
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)
By:	/s/ ROBERT S. YORGENSEN
	Name:	Robert S. Yorgensen
	Title:	Chairman, President and Chief Executive Officer

Dated: March 26, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name		Title	Date

By: Name:	/s/ ROBERT S. YORGENSEN Robert S. Yorgensen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2015
By: Name:	/s/ JOSEPH C. RADZIEWICZ Joseph C. Radziewicz	Vice President and Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2015
By: Name:	/s/ ANDREW AFRICK Andrew Africk	Director	March 26, 2015
By: Name:	/s/ QU CHAO Qu Chao	Director	March 26, 2015
By: Name:	/s/ JOHN A. JANITZ John A. Janitz	Director	March 26, 2015
By: Name:	/s/ ANDREW M. LEITCH Andrew M. Leitch	Director	March 26, 2015
By: Name:	/s/ XIN LIN Xin Lin	Director	March 26, 2015