Form 10-Q
period 2015-03-31
STR HOLDINGS, INC.
filed 2015-05-12
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001–34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27–1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Water Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

(860) 272–4235

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S—T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non—accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b—2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non—accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act). YES ☐ NO ☒

At April 30, 2015, there were 18,103,331 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three Months Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,268	$16,552
Accounts receivable, trade, less allowances for doubtful accounts of $755 and $833 in 2015 and 2014, respectively	13,016	12,057
Inventories, net	7,690	8,248
Prepaid expenses	1,612	1,789
Deferred tax assets	72	72
Income tax receivable	8,252	8,252
Other current assets	3,433	2,283
Total current assets	47,343	49,253
Property, plant and equipment, net	20,201	20,195
Other noncurrent assets	342	354
Total assets	$67,886	$69,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,607	$2,653
Accrued liabilities (Note 7)	4,045	2,780
Income taxes payable	1,877	1,865
Other current liabilities	—	204
Total current liabilities	9,529	7,502
Deferred tax liabilities	72	72
Other long—term liabilities	4,555	4,505
Total liabilities	14,156	12,079
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 18,082,014 and 18,080,774 issued and outstanding, respectively, in 2015 and 18,074,291 and 18,073,051 issued and outstanding, respectively, in 2014	181	181
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	230,430	230,276
Accumulated deficit	(171,244)	(168,618)
Accumulated other comprehensive loss, net	(5,580)	(4,059)
Total stockholders’ equity	53,730	57,723
Total liabilities and stockholders’ equity	$67,886	$69,802

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended March 31,
	2015	2014
Net sales	$6,863	$9,336
Cost of sales	7,009	10,017
Gross loss	(146)	(681)
Selling, general and administrative expenses	2,582	2,975
Research and development expense	352	256
(Recovery) provision for bad debt expense	(43)	24
Operating loss	(3,037)	(3,936)
Interest income, net	4	4
Loss on disposal of fixed assets	—	(433)
Foreign currency transaction gain (loss)	480	(138)
Loss from continuing operations before income tax expense	(2,553)	(4,503)
Income tax expense from continuing operations	53	139
Net loss from continuing operations	$(2,606)	$(4,642)
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—
Income tax benefit from discontinued operations	—	—
Net earnings from discontinued operations	—	—
Net loss	$(2,606)	$(4,642)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $0 and $10, respectively)	(1,521)	(146)
Other comprehensive loss	(1,521)	(146)
Comprehensive loss	$(4,127)	$(4,788)
Net loss per share (Note 4):
Basic from continuing operations	$(0.14)	$(0.35)
Basic from discontinued operations	—	—
Basic	$(0.14)	$(0.35)

Diluted from continuing operations	$(0.14)	$(0.35)
Diluted from discontinued operations	—	—
Diluted	$(0.14)	$(0.35)
Weighted—average shares outstanding (Note 4):
Basic	18,070,384	13,412,904
Diluted	18,070,384	13,412,904

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,606)	$(4,642)
Net earnings from discontinued operations	—	—
Net loss from continuing operations	(2,606)	(4,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	511
Stock-based compensation expense	153	613
Loss on disposal of property, plant and equipment	—	433
(Recovery) provision for bad debt expense	(43)	24
Income tax receivable non-cash	—	(922)
Deferred income tax expense	—	1,057
Changes in operating assets and liabilities:
Accounts receivable	(1,358)	(1,413)
Inventories, net	353	(3,499)
Other current assets	(827)	(457)
Accounts payable	1,105	3,588
Accrued liabilities	(197)	629
Income taxes payable	3	2
Other, net	1,255	(831)
Net cash used in continuing operations	(1,672)	(4,907)
Net cash provided by discontinued operations	9	—
Total net cash used in operating activities	(1,663)	(4,907)

INVESTING ACTIVITIES
Capital investments	(1,392)	(946)
Net cash used in continuing operations	(1,392)	(946)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(1,392)	(946)

FINANCING ACTIVITIES
Repurchase of common stock in tender offer	—	(25,836)
Special dividend	(20)	—
Proceeds from common stock issued under employee stock purchase plan	1	1
Net cash used in continuing operations	(19)	(25,835)
Net cash used in discontinued operations	—	—
Total net cash used in financing activities	(19)	(25,835)
Effect of exchange rate changes on cash	(210)	(28)

Net change in cash and cash equivalents	(3,284)	(31,716)
Cash and cash equivalents, beginning of period	16,552	58,173
Cash and cash equivalents, end of period	$13,268	$26,457

SUPPLEMENTAL DISCOLSURE OF NON-CASH INVESTING ACTIVITIES
Proceeds to be received from sale of land	$—	$1,912

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in STR Holdings, Inc.’s (the “Company”) Form 10—K filed with the SEC on March 26, 2015. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

On January 30, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a one-for-three reverse split of its common stock and its common stock began trading on the New York Stock Exchange (“NYSE”) on a split-adjusted basis on February 2, 2015. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of issued and outstanding shares of its common stock was reduced to 18,074,291 and 18,073,051, respectively, at December 31, 2014. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the condensed consolidated financial statements and accompanying notes.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” The amendments contained in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination and certain investment funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

NOTE 3—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD.

The Company has entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”) and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the “Purchaser”).

Purchase Agreement and Special Dividend

On August 11, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Purchaser, pursuant to which the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from the Company, an aggregate of 9,210,710 shares (the “Purchased Shares”) of its authorized but unissued common stock, par value $0.01 per share, to the Purchaser for an aggregate purchase price of approximately $21,664 (the “Purchase Price”), or $2.35 per share (the “Transaction”). The Purchased Shares represented approximately 51% of the Company’s outstanding shares of common stock upon the closing of the Transaction, which occurred on December 15, 2014 (the “Closing Date”).

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD. (Continued)

In connection with the Closing, the Company declared a special dividend (the “Special Dividend”) on December 11, 2014 to be paid to all of its stockholders of record (other than the Purchaser) in an amount equal to $2.55 per common share on January 2, 2015.

The Company also entered into a guarantee agreement (the “Guarantee Agreement”) with Zhenfa pursuant to which Zhenfa agreed to guarantee all obligations of the Purchaser under the Purchase Agreement, including but not limited to, the payment of the Purchase Price and the performance of all covenants and agreements of the Purchaser in the Purchase Agreement.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided the Company with an option to lease a manufacturing facility owned by Zhenfa. Such facility will be at least 107,639 square feet and will be rent free for a period of at least five years. The Sales Service Agreement further provides that if the Company leases the facility, Zhenfa will provide an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

For further information on the the Stock Purchase Agreement, the Sales Service Agreement, the Guarantee Agreement, Zhenfa and the Transaction, refer to the proxy statement filed with the SEC on October 8, 2014.

NOTE 4—LOSS PER SHARE

On January 30, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a one-for-three reverse split of its common stock and its common stock began trading on the NYSE on a split-adjusted basis on February 2, 2015. No fractional shares were issued in connection with the reverse stock split. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the condensed consolidated financial statements and accompanying notes, unless otherwise noted. As a result of the reverse stock split, the number of issued and outstanding shares of its common stock was reduced to 18,074,291 and 18,073,051, respectively, at December 31, 2014. The calculation of basic and diluted loss per share for the periods presented is as follows:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—LOSS PER SHARE (Continued)

	Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(2,606)	$(4,642)
Net earnings from discontinued operations	—	—
Net loss	$(2,606)	$(4,642)
Denominator:
Weighted—average shares outstanding	18,070,384	13,412,904
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	—	—
Weighted—average shares outstanding with dilution	18,070,384	13,412,904

Net loss per share:
Basic from continuing operations	$(0.14)	$(0.35)
Basic from discontinued operations	—	—
Basic	$(0.14)	$(0.35)

Diluted from continuing operations	$(0.14)	$(0.35)
Diluted from discontinued operations	—	—
Diluted	$(0.14)	$(0.35)

On March 7, 2014, the Company repurchased 5,203,986 shares of its common shares at $4.62 per share in connection with a modified “Dutch Auction” tender offer.

On August 11, 2014, pursuant to the terms of the Purchase Agreement, the Company issued to the Purchaser an aggregate of 9,210,710 shares of its authorized but unissued common stock, par value $0.01 per share, for an aggregate purchase price of approximately $21,664, or $2.35 per share. The Purchased Shares represented approximately 51% of the Company’s outstanding shares on the Closing Date.

Due to the loss from continuing operations for the three months ended March 31, 2015 and 2014, the weighted-average common shares outstanding does not include 70,522 and 0 stock options, respectively and any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

Since the effect would be anti-dilutive, there were 12 and 3 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2015 and 2014, respectively.

Since the effect would be anti-dilutive, there were 1,964,665 and 2,664,963 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5—INVENTORIES

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Finished goods	$1,501	$1,806
Raw materials	6,472	7,397
Reserve	(283)	(955)
Inventories, net	$7,690	$8,248

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—LONG-LIVED ASSETS

Impairment Testing

In accordance with ASC 360-Property, Plant and Equipment, the Company assesses the impairment of its long-lived assets whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, the Company assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in net sales that were generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which the Company used its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company’s common stock.

At December 31, 2014, the Company recorded valuation allowances against its deferred tax assets. As such, the Company determined this to be an indicator to test its long-lived assets for impairment. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and it determined that its history of actual net losses was negative evidence that should be given more weight than future projections. As such, the Company determined the recording of valuation allowances to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of its asset group which is its reporting unit ($57,723 as of December 31, 2014) by $54,854. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. In addition to assessing the undiscounted cash flows, the Company also assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment’s carrying value was recoverable and depreciable lives were appropriate as of December 31, 2014.

At March 31, 2015, there were no indicators that significantly changed from the December 31, 2014 impairment test and a detailed impairment analysis was not performed. If the Company experiences a significant reduction in future sales volume, further ASP reductions, lower profitability, ceases operations at any of its facilities, or negative changes in Malaysia, U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

Sale of China Land Use Right

In March 2014, the Company sold its land use rights for a parcel of land located in Suzhou, China to the Administration Committee of Changkun Industrial Government for $1,924. The Company recorded a loss on disposal of fixed assets for the sale of this asset of $435.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Product performance (see Note 8)	$251	$189
Salary and wages	390	381
Accrued bonus	274	—
Professional fees	325	704
Restructuring severance and benefits (see Note 9)	30	32
Environmental (see Note 8)	57	57
Accrued franchise tax	583	565
Client deposits	1,647	213
Other	488	639
Total Accrued liabilities	$4,045	$2,780

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to claims and litigation in the normal course of its operations. There have been no material developments in the three months ended March 31, 2015 in the legal proceedings identified in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, there were no new material legal proceedings during the quarter ended March 31, 2015.

Product Performance

The Company provides a short-term warranty that it has manufactured its products to the Company’s specifications. On limited occasions, the Company incurs costs to service its products in connection with specific product performance matters that do not meet the Company’s specifications. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

In isolated occasions, the Company has also offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company performs long-term performance testing of its encapsulants during product development prior to launching new product introductions and in customer certification of its products prior to entering into mass production. The Company has operated its solar business since the 1970s and over 20 GW worth of solar modules utilizing its encapsulants have been installed in the field with no reported module power performance issues caused by the Company’s encapsulants and no related warranty claims to-date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as it is remote of occurrence. If the Company was to ever receive a warranty claim for such matter, the Company would assess the need for a warranty accrual at that time.

The Company has accrued for specific product performance matters incurred in 2015 and 2014 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

	March 31, 2015	March 31, 2014
Balance as of beginning of year	$189	$4,141
Additions	67	223
Reductions	(5)	(178)
Foreign exchange impact	—	7
Balance as of end of period	$251	$4,193

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

	March 31, 2015	March 31, 2014
Balance as of beginning of year	$57	$76
Additions	—	—
Reductions	—	—
Balance as of end of period	$57	$76

Spanish Grants

The Company’s Spanish subsidiary had received financial grants for certain fixed assets that requires the Company’s Spanish subsidiary to maintain a specific level of employment and to continue to operate certain fixed assets. In the third quarter of 2013, the Company’s Spanish subsidiary repaid $1,558 of grants that were accrued in 2012 in conjunction with cost reduction measures that failed to comply with employment level requirements for certain grants. During the fourth quarter of 2014, $974 of grants were reversed to other income and SG&A, as the Company met all of the grant requirements. If the Company’s Spanish subsidiary fails to satisfy these or other requirements, such subsidiary will not qualify for future incentives and may be required to refund a portion of previously granted incentives. If the Company’s Spanish subsidiary fails to comply with its obligations under the grants, or the respective government agencies determine that the Company’s Spanish subsidiary has not complied with all of its grants, the Company could be required to make additional potential repayments ranging from zero to $4,000. Any such additional potential repayment could have a material adverse effect on the Company’s results of operations, prospects, cash flows and financial condition.

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

During the fourth quarter of 2014, the Company received notification that it fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $250 of an accrual initially recorded in 2012.

The activity during the year ended December 31, 2014 related to cash settlements of previous accrued amounts, minor adjustments for cost reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility that will now remain open and the Spanish grants.

The restructuring accrual consists of $30 for severance and benefits as of March 31, 2015. A rollforward of the severance and other exit cost accrual activity was as follows:

	March 31, 2015	March 31, 2014
Balance as of beginning of year	$32	$1,934
Additions	145	27
Reductions	(147)	(448)
Balance as of end of period	$30	$1,513

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

•                  Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of March 31, 2015:

	Financial assets and liabilities at fair value as of March 31, 2015
	Level 1	Level 2	Level 3

Money market funds (1)	$1,442	$—	$—
Deferred compensation	$—	$—	$—
Total	$1,442	$—	$—

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2014:

	Financial assets and liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3

Money market funds (1)	$1,441	$—	$—
Deferred compensation (2)	$—	$(204)	$—
Total	$1,441	$(204)	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Included in other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 13 for further information.

NOTE 11—INCOME TAXES FROM CONTINUING OPERATIONS

There is no provision or benefit for federal, foreign or state income taxes for the three months ended March 31, 2015 other than $53 income tax expense, resulting from interest on uncertain tax positions.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2015 and December 31, 2014.

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

NOTE 12—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2015 are as follows:

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—STOCKHOLDERS’ EQUITY (Continued)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2014	18,065,672	$181	1,240	$(57)	$230,276	$(168,618)	$(4,059)	$57,723
Stock–based compensation	7,561	—	—	—	153	—	—	153
Employee stock purchase plan	417	—	—	—	1	—	—	1
Special dividend	—	—	—	—	—	(20)	—	(20)
Fractional shares retired resulting from split	(255)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,606)	—	(2,606)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,521)	(1,521)
Balance at March 31, 2015	18,073,395	$181	1,240	$(57)	$230,430	$(171,244)	$(5,580)	$53,730

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At March 31, 2015, there were no shares issued or outstanding.

Common Stock

Reverse Stock Split

As more fully described in Note 1, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2015, there were 18,082,014 shares issued and 18,080,774 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 18,080,774 shares outstanding are 18,073,395 shares of common stock and 7,379 shares of unvested restricted common stock.

Treasury Stock

At March 31, 2015, there were 1,240 shares held in treasury that were purchased at a cost of $57.

NOTE 13—STOCK—BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from date of grant. There were 1,542,652 shares available for grant under the 2009 Plan as of March 31, 2015.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK—BASED COMPENSATION (Continued)

During the first quarter of 2015, the Company granted 1,964,665 stock options of the Company’s common stock at an exercise price of $1.52 to executives and key employees under the 2009 Plan. The award vests one-third on each annual anniversary of the grant. In the event of a sale of all or substantially all of the Company’s assets or equity resulting in a change of control, unvested awards granted to non-executive employees will be cancelled while 12 months of unvested awards granted to executive officers will vest. However, if the acquirer is another public company that offers a similar option program, all employees will receive options under the acquirer’s plan.

The following table presents the assumptions used to estimate the fair values of the stock options granted during the first quarter of 2015:

Three Months Ended
March 31, 2015
Risk-free interest rate	1.8%
Expected volatility	68.4%
Expected life (in years)	6.9
Forfeiture rate	5.0%
Dividend yield	—
Weighted-average estimated fair value of options granted during the period	$0.99

The fair value of the stock options issued were determined by the Company using the Black-Scholes option pricing model. The Company’s assumptions about stock-price volatility were based exclusively on the implied volatilities of the Company’s common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company’s employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2014	—	$—	—	$—	$—
Options granted	1,964,665	$1.52	—	$0.99	$(177)
Exercised	—	$—	—	$—	$—
Canceled/forfeited	—	$—	—	$—	$—
Balance at March 31, 2015	1,964,665	$1.52	9.86	$0.99	$(177)
Vested and exercisable as of March 31, 2015	1,964,665	$1.52	9.86	$0.99	$(177)
Vested and exercisable as of March 31, 2015 and expected to vest thereafter	1,788,135	$1.52	9.86	$0.99	$(161)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.43 of the Company’s common stock on March 31, 2015.

As of March 31, 2015, there was $1,837 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 1.7 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK—BASED COMPENSATION (Continued)

The following table summarizes the restricted common stock activity of the Company for the three months ended March 31, 2015:

	Unvested Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2014	7,379	$
Granted	7,561		$—
Vested	(7,561)		$—
Canceled	—		$—
Unvested at March 31, 2015	7,379	$
Expected to vest after March 31, 2015	7,379	$

As of March 31, 2015, there was $9 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted-average remaining vesting period of approximately 0.1 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

On November 9, 2010, the Company’s Board of Directors adopted the ESPP and reserved 166,667 shares of the Company’s common stock for issuance thereunder. The ESPP was made effective upon its approval by the votes of the Company’s stockholders on May 24, 2011 during the Company’s annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended.

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods during the year in which eligible employees may participate. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased multiplied by the 10% discount is recorded by the Company as stock-based compensation. The Company recorded $0 and $0 in stock-based compensation expense relating to the ESPP for the three months ended March 31, 2015 and March 31, 2014, respectively. There were 159,175 shares available for purchase under the ESPP as of March 31, 2015.

Deferred Compensation

The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgenesen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was paid out during the first quarter of 2015. As of March 31, 2015, no deferred compensation arrangements exist.

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

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK—BASED COMPENSATION (Continued)

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended March 31,
	2015	2014
Cost of sales	$—	$—
Selling, general and administrative expense	$153	$613
Research and development expense	$—	$—
Total stock-based compensation expense	$153	$613
Total option exercise recognized tax benefit	$—	$—

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

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income, income tax expense, depreciation, stock-based compensation expense, restructuring and certain non-recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended March 31,
	2015	2014
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(1,769)	$(2,923)
Depreciation	(490)	(511)
Interest income, net	4	4
Income tax expense	(53)	(139)
Restructuring	(145)	(27)
Stock-based compensation	(153)	(613)
Loss on disposal of fixed assets	—	(433)
Net Loss from Continuing Operations	$(2,606)	$(4,642)

Operations by Geographic Area

	Three Months Ended March 31,
	2015	2014
Net Sales
Spain	$3,948	$6,525
Malaysia	1,674	2,359
United States	44	2
China	1,197	450
Total Net Sales	$6,863	$9,336

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	March 31,	December 31,
	2015	2014
Long-Lived Assets
United States	$1,510	$583
Malaysia	8,482	8,611
Spain	6,966	7,997
China	3,243	3,004
Total Long-Lived Assets	$20,201	$20,195

Foreign sales are based on the country in which the sales originate. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2015 was $3,272. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2014 was $5,367.

Accounts receivable from the two customers amounted to $8,345 and accounts receivable from one customers amounted to $6,334 as of March 31, 2015 and December 31, 2014, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Explanatory Note: All share amounts and per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected as of January 30, 2015.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, we face risks and uncertainties that include, but are not limited to, the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing sales to new customers, growing sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) excess capacity in the solar supply chain; (10) demand for solar energy in general and solar modules in particular; (11) our operations and assets in China being subject to significant political and economic uncertainties; (12) limited legal recourse under the laws of China if disputes arise; (13) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (14) our lack of credit facility and our inability to obtain credit; (15) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (16) volatility in commodity costs; (17) our customers’ financial profile causing additional credit risk on our accounts receivable; (18) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (19)  potential product performance matters and product liability; (20) our substantial international operations and shift of business focus to emerging markets; (21) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (22) losses of financial incentives from government bodies in certain foreign jurisdictions; (23) compliance with the Continued Listing Criteria of the NYSE; (24) the ability to realize synergies from the transaction with Zhenfa  Energy Group Co., Ltd., and (25) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

The Company also launched a quality assurance (“QA”) business during the 1970’s, which provided product development, inspection, testing and audit services that enabled our retail and manufacturing customers to determine whether products met applicable safety, regulatory, quality, performance and social standards. In September 2011, we sold our QA business to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. We divested our QA business to allow us to focus exclusively on our solar encapsulant business and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Quarterly Report on Form 10-Q. Further information about our divestiture of the QA business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Developments and Strategy

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

For several years, we have been working to increase our market share in China through investments in people, research and development and facilities. Firstly, we increased our Chinese sales and technical service teams to develop sound customer relationships at the tactical level and provide customer service in the local language, custom and time zone. Secondly, we invested in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied. Broadening our process window, while also maintaining and optimizing our high-quality performance attributes of long-term stability, low shrinkage, high light transmission and PID resistance, took significant effort and time. As a result of these efforts, we have now passed internal and external qualification testing with many of the leading Chinese module manufacturers. Thirdly, we invested in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production. On January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”) with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. (“FeiYu”) and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu (“Xiesheng,” and together with FeiYu, the “Manufacturer”), under which FeiYu will manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.0 gigawatts (“GW”) of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, China. This facility became operational in the fourth quarter of 2014 with 1.2 GW of initial production capacity.

We believe that these initiatives helped to contribute to a 23% increase in net sales in 2014 over 2013. Notwithstanding the increased net sales, we continue to operate at a substantial net loss. Accordingly, we must continue to increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $22.7 million, $18.3 million and $211.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net of non-cash impairments, net (losses) income from continuing operations were ($22.7) million, ($18.1) million, and $43.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, we incurred a net loss from continuing operations of $2.6 million for the three months ended March 31, 2015.

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

Purchase Agreement and Special Dividend

On August 11, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Purchaser, pursuant to which we agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from us, an aggregate of approximately 9.2 million shares (the “Purchased Shares”) of our common stock, to the Purchaser for an aggregate purchase price of approximately $21.7 million, or $2.35 per share (the “Transaction”). The Purchased Shares represented approximately 51% of our outstanding shares of common stock upon the closing of the Transaction (the “Closing”), which occurred on December 15, 2015. In addition, pursuant to the terms of the Purchase Agreement, two members of the Board of Directors resigned effective as of the Closing and the Board of

Directors was expanded from five members to seven members. Four new directors, all nominated by the Purchaser, were appointed to the Board of Directors effective as of the Closing, constituting a majority of the Board of Directors. The Board of Directors also formed a Special Committee of Continuing Directors comprised of John A. Janitz and Andrew M. Leitch. The Special Committee of Continuing Directors has the power and authority to, among other things, (i) represent us in enforcing all matters under the Purchase Agreement and (ii) review and approve certain related-party transactions with the Purchaser and its affiliates.

In connection with, the Closing, we declared a special dividend (the  “Special Dividend”) on December 11, 2014 that was subsequently paid on January 2, 2015 to all of our stockholders of record (other than the Purchaser), as of December 26, 2014, in an aggregate amount of approximately $22.6 million, or $2.55 per share of common stock. The cash used to pay the Special Dividend was paid to our transfer agent as of December 31, 2014.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., one of our operating subsidiaries, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa whereby Zhenfa has agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided us with an option to lease a manufacturing facility owned by Zhenfa. Such facility will be at least 107,639 square feet and will be rent free for a period of at least five years. The Sales Service Agreement further provides that if we lease the facility, Zhenfa will provide us with an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. The Sales Service Agreement became effective on the date of Closing, has an initial term of two years following the date of Closing and is automatically extended for one year periods unless terminated earlier by either party.

Zhenfa is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within China. At the end of 2013, Zhenfa and its affiliates (collectively, the “Zhenfa Group”) had developed and installed approximately two gigawatts of solar power in China, including unique utility scale solar projects in which solar arrays are constructed and utilized in conjunction with fisheries in intertidal zones and agricultural projects in desertification areas. The Zhenfa Group holds Chinese patents in a self-adaptive sun tracking system for solar arrays that increases the efficiency of solar projects by up to 25% over fixed-mount systems, and in 2013 won a bid to construct a 13 megawatt ground-mounted solar project in Canberra, Australia.

We entered into the transaction with Zhenfa for the following strategic considerations:

•                  China has become one of the world’s largest solar module manufacturing markets. We have struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers;

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

Our transactions with Zhenfa, in addition to providing a substantial cash dividend for our stockholders, have provided us with a strategic alliance in China to assist us in the highly competitive Chinese solar encapsulant manufacturing market. For further information on the transaction or Zhenfa, refer to the proxy filed on October 8, 2014 with the United States Securities and Exchange Commission.

We are in discussion with Zhenfa regarding the increase of our production capacity in China through the lease of Zhenfa’s facility in Wuxi, China. This facility possesses approximately 110,000 square feet and can accommodate up to 9 GW of production capacity. Under our Sales Service Agreement with Zhenfa, we have the right to lease the facility rent free for a period of five years. The discussion also includes Zhenfa purchasing and providing production equipment for lease to us on arm’s length terms. Zhenfa has advised us that it has contracted to build out the facility and has ordered 1 gigawatt (“GW”) of encapsulant production equipment to initially equip this facility. We are under no obligation to lease this facility, and any such transaction would be subject to the review by our executive management team and the approval of our Special Committee of Continuing Directors. The facility is expected to be ready for potential use in the fourth quarter of 2015.

Reverse Stock Split

On January 23, 2015, we were notified by the New York Stock Exchange that we were not in compliance with NYSE Listing Standards and Company Manual Section 802.01C because the average closing price of our common stock had been less than $1.00 for 30 consecutive trading days. In order to cure this deficiency, on January 30, 2015, we effected a reverse stock split of our common stock at a ratio of one share-for-every three shares of the outstanding common stock.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock—based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10—K filed with the Securities and Exchange Commission on March 26, 2015.

There have been no changes in our critical accounting policies during the quarter ended March 31, 2015.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net sales	$6,863	$9,336
Cost of sales	7,009	10,017
Gross loss	(146)	(681)
Selling, general and administrative expenses	2,582	2,975
Research and development expense	352	256
(Recovery) provision for bad debt expense	(43)	24
Operating loss	(3,037)	(3,936)
Interest income, net	4	4
Loss on disposal of fixed assets	—	(433)
Foreign currency transaction gain (loss)	480	(138)
Loss from continuing operations before income tax expense	(2,553)	(4,503)
Income tax expense from continuing operations	53	139
Net loss from continuing operations	$(2,606)	$(4,642)

Net Sales

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$6,863	100.0%	$9,336	100%	$(2,473)	(26.5)%

The decrease in net sales for the three months ended March 31, 2015 compared to the corresponding period in 2014 was driven by an approximate 19% decrease in our average selling price (“ASP”) and an approximate 10% decrease in sales volume.

The price decline was primarily caused by foreign exchange translation of the Euro compared to the U.S Dollar, which is our reporting currency. The average Euro exchange rate decreased by 17% in the first quarter of 2015 compared to the corresponding 2014 period. Ex-currency impact, our ASP declined by 9% driven by continued pricing pressure. However, our first quarter ex-currency ASP decline was less extensive than in prior years as industry pricing began to stabilize in 2014 resulting from substantial price decreases experienced in prior years and capacity tightening based upon increased demand for solar energy and consolidation of solar manufacturers in many areas of the solar supply chain.

The volume decline was driven by a reduction of net sales with our largest customer, whom modified its OEM manufacturing partner footprint in the latter part of 2014 as well as one of our European customers self-declaring insolvency in the first quarter of 2015.  This European customer has since resumed operations and began ordering our encapsulant after a brief period.

On a sequential basis, net sales decreased $2.4 million or 26% compared to the three months ended December 31, 2014. This decrease was primarily driven by a 19% decrease in sales volume and a 9% ASP decline.

The sequential ASP decline was primarily caused by foreign exchange translation of the Euro compared to the U.S Dollar.  The average Euro exchange rate decreased by 9% in the first quarter of 2015 compared to the fourth quarter of 2014. Ex-currency impact, our ASP declined by 3% during this period.

The sequential volume decline was driven by the ramp with a new Chinese customer in the fourth quarter of 2014 that changed its bill of material during the first quarter of 2015 which requires recertification of our encapsulant and resulted in a significant reduction in orders. We expect to recommence shipments to this customer in the second quarter of 2015.  In addition, one of our European customers self-declared insolvency in the first quarter of 2015. This European customer has since resumed operations and began ordering our encapsulant after a brief period.

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

We are currently in the certification process with potential customers introduced to us by Zhenfa. Internal customer qualification testing is a very rigorous process that can take anywhere from a few months to a few years. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. In addition, we may also experience ramp delays after module manufacturers complete the internal certification process and introduce our encapsulants in their mass-production process for the first time. If our encapsulants do not perform similarly during initial module production as they did during certification and internal testing, we may have to perform additional engineering and laboratory testing, and in some cases may have to change our encapsulant formulation which would require the reperformance of qualification testing. Any production ramp issues that we may experience with potential customers will require additional costs to resolve and would reduce our net sales, both of which would negatively impact the results of our operations and financial condition.

Cost of Sales

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$7,009	102.1%	$10,017	107.3%	$(3,008)	(30.0)%

The decrease in our cost of sales for the three months ended March 31, 2015 compared to the corresponding period in 2014 reflects $2.8 million of decreased material costs primarily associated with the 10% decrease in sales volume and an approximate 25% decrease in resin price. The lower resin price was driven by favorable price dynamics in the global resin market due to the recent sharp decline in the price of oil as well as foreign currency translation benefit received by our Spanish plant related to a 17% decrease in the Euro for the first quarter of 2015 versus the corresponding 2014 quarter. We also experienced higher yield and improved efficiencies in raw material consumption during production including a 36% increase in our paperless products sales volume. Direct labor decreased by $0.1 million associated with the sales volume decrease. Overhead costs decreased by less than $0.1 million primarily due to continued cost-reduction actions, that more than offset increased overhead associated with our Suzhou, China plant becoming operational in the fourth quarter of 2014.

Gross Loss

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross loss	$(146)	(2.1)%	$(681)	(7.3)%	$535	78.6%

Gross loss as a percentage of net sales improved for the three months ended March 31, 2015 compared to the corresponding period in 2014 mainly as a result of a decrease in raw material costs as described above that more than offset our ex-currency ASP decline of 9% and lower absorption of fixed costs at our Malaysia and China facilities.

We expect to return to positive gross margin by the end of 2015. We believe this will occur due to increased mix of our paperless production mix, improvement in yield based upon process improvements recently implemented, lower material prices, the expected avoidance of inventory write-offs and better absorption associated with expected higher sales volume.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$2,582	37.6%	$2,975	31.9%	$(393)	(13.2)%

SG&A decreased $0.4 million for the three months ended March 31, 2015 compared to 2014. This decrease was primarily driven by a $0.5 million decrease in stock-based compensation due to cancelling all previously granted options in the fourth quarter of 2014 due to the approval of the Zhenfa transaction and a $0.1 million decrease in insurance and property taxes driven by the sale of our East Windsor, Connecticut facility in October 2014. These positive impacts were partially offset by $0.2 million of annual incentive compensation expense.

Research and Development Expense (“R&D”)

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Research and development expense	$352	5.1%	$256	2.7%	$96	37.5%

Research and development expense increased $0.1 million for the three years ended March 31, 2015 compared to the prior year. We expect annual 2015 research and development expense to approximate $1.5 million. We expect to gradually increase our investment in research and development expense if we return to profitability.

(Recovery)Provision for Bad Debt Expense

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
(Recovery) provision for bad debt expense	$(43)	(0.6)%	$24	0.3%	$(67)	(279.2)%

The recovery for bad debt expense recorded during the three months ended March 31, 2015 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy.

Interest Income, Net

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest income, net	$4	0.1%	$4	0.0%	$—	—%

Interest income, net remained consistent during the three months ended March 31, 2015 compared to the corresponding 2014 period and was driven by interest earned on cash balances.

Loss on Disposal of Fixed Assets

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Loss on Disposal of Fixed Assets	$—	—%	$(433)	(4.6)%	$433	100.0%

In 2014, we sold our land use rights for a parcel of land located in Suzhou, China to the Administration Committee of Changkun Industrial Government for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million.

Foreign Currency Transaction Gain (Loss)

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction gain (loss)	$480	7.0%	$(138)	(1.5)%	$618	447.8%

The foreign currency transaction impact was a gain of $0.5 million for the three months ended March 31, 2015 compared to a loss of $0.1 million in the corresponding 2014 period. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which decreased 22% for the three months ended March 31, 2015 compared to a 7% increase during the corresponding 2014 period. Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spanish facility.

Income Tax Expense from Continuing Operations

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense	$53	0.8%	$139	1.5%	$(86)	(61.9)%

During the three months ended March 31, 2015, we recorded an income tax expense of $0.1 million, resulting in an effective tax rate of (2.1)%. The tax provision reflects discrete items in the quarter primarily relating to interest on uncertain tax positions resulting in a $0.1 million expense in the quarter. The projected annual effective tax rate excluding these discrete items is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

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

A shift in the mix of our expected geographic earnings, primarily in Malaysia, could cause our expected effective rate to change significantly.

Net Loss from Continuing Operations and Net Loss

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations	$(2,606)	(38.0)%	$(4,642)	(49.7)%	$2,036	43.9%

Net loss from continuing operations for the three months ended March 31, 2015 decreased compared to the corresponding 2014 period driven by reduced gross loss and SG&A, favorable impact from foreign currency and the loss on sale of fixed assets in 2014 that did not recur in 2015.

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

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended March 31,
	2015	2014
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(1,769)	$(2,923)
Depreciation	(490)	(511)
Interest income, net	4	4
Income tax (expense) benefit	(53)	(139)
Restructuring	(145)	(27)
Stock—based compensation	(153)	(613)
Loss on disposal of fixed assets	—	(433)
Net Loss from Continuing Operations	$(2,606)	$(4,642)

	Three Months Ended March 31,
	2015	2014	Change
	Amount	Amount	Amount	%
Net Sales	$6,863	$9,336	$(2,473)	(26.5)%
Adjusted EBITDA	$(1,769)	$(2,923)	$1,154	39.5%
Adjusted EBITDA as % of Segment Net Sales	(25.8)%	(31.3)%

Adjusted EBITDA as a percentage of net sales improved for the three months ended March 31, 2015 compared to 2014 driven by a reduced loss on sale of fixed assets, favorable impact from foreign currency and lower gross loss and SG&A.

Cost-Reduction Actions

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, we announced plans in 2013 to cease production at our Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, we recognized severance and other benefits of $0.4 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2013. As of March 31, 2015, our Malaysia facility is currently manufacturing product and is considered held and used.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	March 31,	March 31,
	2015	2014
Balance as of beginning of year	$0.1	$1.9
Additions	0.1	—
Cash utilization	(0.1)	(0.4)
Balance as of end of period	$0.1	$1.5

The restructuring accrual as of March 31, 2014 consists of $1.2 million of severance and benefits and $0.3 million of other exit costs. The restructuring accrual consists of $0.1 million for severance and benefits as of March 31, 2015.

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

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Net loss from continuing operations	$(2,606)	$(4,642)
Adjustments to net loss from continuing operations:
Stock-based compensation expense	153	613
Restructuring	145	27
Tax impact of option cancellation	—	1,058
Tax effect of adjustments	(105)	(215)
Non-GAAP net loss from continuing operations	$(2,413)	$(3,159)

Basic shares outstanding GAAP	18,070,384	13,412,904
Diluted shares outstanding GAAP	18,070,384	13,412,904
Stock options	—	—
Restricted common stock	—	—
Diluted shares outstanding non-GAAP	18,070,384	13,412,904
Diluted net loss per share from continuing operations	$(0.14)	$(0.35)
Diluted non-GAAP net loss per share from continuing operations	$(0.13)	$(0.24)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of March 31, 2015, our principal source of liquidity was $13.3 million of cash and $8.3 million of income tax receivables. Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital investments and working capital. Payment terms are currently longer in China than in many other locations which has delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable, or fail to receive payment of accounts receivable in a timely fashion, or obtain bank acceptance notes from our customers, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivables from certain of our customers. We are also exploring working capital credit and accounts receivable factoring facilities in China to increase our liquidity options.

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

Our cash and cash equivalents balance is located in the following geographies:

March 31, 2015

United States	$6,442
Spain	2,704
Malaysia	2,191
China	1,889
Hong Kong	42
Consolidated	$13,268

We do not permanently reinvest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities, we expect the undistributed earnings of our Malaysia subsidiary will be repatriated in a tax free manner. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings. However, we plan to utilize our cash located in Hong Kong and China to fund a portion of our working capital requirements and capital investment in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $1.7 million for the three months ended March 31, 2015 compared to net cash used in operating activities of $4.9 million for the three months ended March 31, 2014. Net loss plus and minus non-cash adjustments improved by approximately $0.9 million for the three months ended March 31, 2015 compared to the same period in 2014. This improvement was driven by cost-reduction efforts. In addition, we incurred lower working capital investment associated with our sequential sales decrease and tighter inventory management. In addition, we incurred approximately $0.1 million of restructuring payments and a one-time $0.2 million deferred compensation payment in the first quarter of 2015 compared to $0.4 million of restructuring payments made in the first quarter of 2014.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was less than $0.1 million for the three months ended March 31, 2015 due to receiving cash refunds for a prior state tax receivable.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $1.4 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. The 2015 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China. The 2014 capital expenditures mainly related to building out our leased facility in China and enhancements made to our production equipment to convert to paperless products. We expect remaining 2015 consolidated capital expenditures to be approximately $2.8 million to $3.0 million.

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash used in operating activities from continuing operations less capital investments. Free cash flow was $(3.1) million and $(5.9) million in the three months ended March 31, 2015 and 2014, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business that, after the funding of R&D, required investment in working capital and acquisition of property and equipment, including production equipment, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, returning capital to stockholders and strengthening the Condensed Consolidated Balance Sheets. We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. Analysis of free cash flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of cash used by operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period. We compensate for this limitation by providing information about the changes in our cash balance on the face of the Condensed Consolidated Statements of Cash Flows and in the above discussion.

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash used in operating activities	$(1,672)	$(4,907)
Less: capital investments	(1,392)	(946)
Free cash flow	$(3,064)	$(5,853)

Cash Flow from Financing Activities from Continuing Operations

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2015 primarily due to clean-up payments related to the Special Dividend. Net cash used in financing activities was $25.8 million for the three months ended March 31, 2014 due to the repurchase of common stock associated with our “Dutch Auction” tender offer.

Off-Balance Sheet Arrangements

We have no off–balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first three months of 2015, we were not negatively materially affected by inflation.

Recently Issued Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” The amendments contained in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination and certain investment funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the three months ended March 31, 2015 and 2014, approximately $5.1 million, or 75.0% and $7.0 million or 74.7%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our operations in China. The costs related to our foreign currency net sales are mostly denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2015 would have caused a change in consolidated net assets of approximately $1.9 million and a change in net sales of approximately $0.5 million.

Interest Rate Risk

As of March 31, 2015, we have no debt and no credit facility. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. In the first three months of 2015, we have not experienced any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, we implemented our existing enterprise resource planning and accounting system at our newly operational China plant. The system change was to improve the efficiency of our operations and eliminate manual processes and was not the result of any identified deficiencies in our previous processes. As part of the implementation, we modified internal controls where necessary due to the system change.

Excluding this implementation, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material developments in the three months ended March 31, 2015 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, there were no new material legal proceedings during the quarter ended March 31, 2015.

Item 1A.        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

STR HOLDINGS, INC.
(Registrant)

Date: May 12, 2015	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)