Form 10-Q
period 2015-06-30
STR HOLDINGS, INC.
filed 2015-08-13
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001—34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27—1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Water Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

(860) 272—4235

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

At August 3, 2015, there were 18,259,107 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	June 30, 2015 (unaudited)	December 31, 2014 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,428	$16,552
Due from Zhenfa (Note 15)	5,260	—
Accounts receivable, trade, less allowances for doubtful accounts of $575 and $833 in 2015 and 2014, respectively	8,475	12,057
Inventories, net	6,704	8,248
Income tax receivable	8,252	8,252
Prepaid expenses	1,656	1,789
Deferred tax assets	72	72
Other current assets	3,001	2,283
Total current assets	43,848	49,253
Property, plant and equipment, net	20,834	20,195
Other long-term assets	340	354
Total assets	$65,022	$69,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,852	$2,653
Accrued liabilities (Note 7)	3,540	2,780
Income taxes payable	1,880	1,865
Other current liabilities	—	204
Total current liabilities	9,272	7,502
Deferred tax liabilities	72	72
Other long—term liabilities	4,605	4,505
Total liabilities	13,949	12,079
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 18,259,719 and 18,258,479 issued and outstanding, respectively, in 2015 and 18,074,291 and 18,073,051 issued and outstanding, respectively, in 2014	181	181
Treasury stock, at cost	(57)	(57)
Additional paid—in capital	230,628	230,276
Accumulated deficit	(174,557)	(168,618)
Accumulated other comprehensive loss, net	(5,122)	(4,059)
Total stockholders’ equity	51,073	57,723
Total liabilities and stockholders’ equity	$65,022	$69,802

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Month Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$8,515	$11,222	$15,378	$20,558
Cost of sales	8,581	12,406	15,590	22,423
Gross loss	(66)	(1,184)	(212)	(1,865)
Selling, general and administrative expenses	2,808	2,366	5,390	5,341
Research and development expense	360	295	712	551
(Recovery) provision for bad debt expense	(189)	7	(232)	31
Operating loss	(3,045)	(3,852)	(6,082)	(7,788)
Interest (expense) income, net	(52)	16	(48)	20
Other income, net (Note 6 and Note 8)	—	2,766	—	2,766
Gain (loss) on disposal of fixed assets	—	2	—	(431)
Foreign currency transaction (loss) gain	(163)	24	317	(114)
Loss from continuing operations before income tax expense	(3,260)	(1,044)	(5,813)	(5,547)
Income tax expense from continuing operations	53	596	106	735
Net loss from continuing operations	(3,313)	(1,640)	(5,919)	(6,282)
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	—	—
Income tax expense from discontinued operations	—	—	—	—
Net earnings from discontinued operations	—	—	—	—
Net loss	$(3,313)	$(1,640)	$(5,919)	$(6,282)
Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $0, $(34), $0 and $(24), respectively)	458	(66)	(1,063)	(212)
Other comprehensive income (loss)	458	(66)	(1,063)	(212)
Comprehensive loss	$(2,855)	$(1,706)	$(6,982)	$(6,494)
Net loss per share (Note 4):
Basic from continuing operations	$(0.18)	$(0.19)	$(0.33)	$(0.52)
Basic from discontinued operations	—	—	—	—
Basic	$(0.18)	$(0.19)	$(0.33)	$(0.52)

Diluted from continuing operations	$(0.18)	$(0.19)	$(0.33)	$(0.52)
Diluted from discontinued operations	—	—	—	—
Diluted	$(0.18)	$(0.19)	$(0.33)	$(0.52)
Weighted—average shares outstanding (Note 4):
Basic	18,089,137	8,756,022	18,077,142	12,084,369
Diluted from continuing operations	18,089,137	8,756,022	18,077,142	12,084,369

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(5,919)	$(6,282)
Net earnings from discontinued operations	—	—
Net loss from continuing operations	(5,919)	(6,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,002	1,026
Stock—based compensation expense	375	701
Non-cash reversal of loss contingency (Note 8)	—	(4,089)
Non-cash reversal of restructuring accrual (Note 9)	—	(795)
Loss on disposal of property, plant and equipment	—	431
(Recovery) provision for bad debt expense	(232)	31
Loss on reclassification on held for sale assets	—	1,323
Income tax receivable non-cash	—	(1,243)
Deferred income tax expense	—	2,088
Changes in operating assets and liabilities:
Accounts receivable	(3,938)	(4,039)
Due from Zhenfa	2,227	—
Income tax receivable	—	6,243
Inventories, net	1,429	(614)
Other current assets	(271)	(337)
Accounts payable	1,272	1,636
Accrued liabilities	(825)	(374)
Income taxes payable	106	5
Other, net	1,090	(831)
Net cash used in continuing operations	(3,684)	(5,120)
Net cash provided by discontinued operations	9	—
Total net cash used in operating activities	(3,675)	(5,120)

INVESTING ACTIVITIES
Capital investments	(2,277)	(1,720)
Proceeds from sale of fixed assets	—	1,956
Net cash (used in) provided by continuing operations	(2,277)	236
Net cash used in discontinued operations	—	—
Total net cash (used in) provided by investing activities	(2,277)	236

FINANCING ACTIVITIES
Repurchase of common stock in tender offer	—	(24,042)
Tender offer fees	—	(1,984)
Special dividend	(20)	—
Common stock issuance costs	(4)	—
Proceeds from common stock issued under employee stock purchase plan	1	1
Net cash used in continuing operations	(23)	(26,025)
Net cash used in discontinued operations	—	—
Total net cash used in financing activities	(23)	(26,025)
Effect of exchange rate changes on cash	(149)	(45)

Net change in cash and cash equivalents	(6,124)	(30,954)
Cash and cash equivalents, beginning of period	16,552	58,173
Cash and cash equivalents, end of period	$10,428	$27,219

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Proceeds to be received from sale of idle fixed assets	$—	$537

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in STR Holdings, Inc.’s (the “Company”) Form 10-K filed with the SEC on March 26, 2015. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided the Company with an option to lease a manufacturing facility owned by Zhenfa. Such facility will be at least 107,639 square feet and will be rent free for a period of at least five years. The Sales Service Agreement further provides that if the Company leases the facility, Zhenfa will provide an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. The Company has not exercised this option as of June 30, 2015. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

For further information on the Stock Purchase Agreement, the Sales Service Agreement, the Guarantee Agreement, Zhenfa and the Transaction, refer to the proxy statement filed with the SEC on October 8, 2014.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—LOSS PER SHARE (Continued)

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(3,313)	$(1,640)	$(5,919)	$(6,282)
Net loss from discontinued operations	—	—	—	—
Net loss	$(3,313)	$(1,640)	$(5,919)	$(6,282)
Denominator:
Weighted—average shares outstanding	18,089,137	8,756,022	18,077,142	12,084,369
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted—average shares outstanding with dilution	18,089,137	8,756,022	18,077,142	12,084,369

Net loss per share:
Basic from continuing operations	$(0.18)	$(0.19)	$(0.33)	$(0.52)
Basic from discontinued operations	—	—	—	—
Basic	$(0.18)	$(0.19)	$(0.33)	$(0.52)

Diluted from continuing operations	$(0.18)	$(0.19)	$(0.33)	$(0.52)
Diluted from discontinued operations	—	—	—	—
Diluted	$(0.18)	$(0.19)	$(0.33)	$(0.52)

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

Due to the loss from continuing operations for the three months ended June 30, 2015 and 2014, diluted weighted-average common shares outstanding does not include any stock options or 509 and 0 shares of unvested restricted common stock, respectively as these potential awards do not share in any net loss generated by the Company and are anti-dilutive.

Due to the loss from continuing operations for the six months ended June 30, 2015 and 2014, diluted weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti-dilutive.

Since the effect would be anti-dilutive, there were 20 and 15 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2015, respectively. Since the effect would be anti-dilutive, there were 3 shares of common stock issued under the ESPP that were not included in the computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2014.

Since the effect would be anti-dilutive, there were 1,964,665 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2015, respectively. Since the effect would be anti-dilutive, there were 3,654,963 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2014, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—INVENTORIES

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Finished goods	$855	$1,806
Raw materials	6,343	7,467
Reserve	(494)	(1,025)
Inventories, net	$6,704	$8,248

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

Due to its decision to close its Malaysia facility, the Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment’s carrying value was recoverable and depreciable lives were appropriate as of June 30, 2015.

Sale of China Land Use Right

In March 2014, the Company sold its land use rights for a parcel of land located in Suzhou, China to the Administration Committee of Changkun Industrial Government for $1,924. The Company recorded a loss on disposal of fixed assets for the sale of this asset of $435.

Sale of East Windsor, Connecticut Facility

In June 2014, the Company received a signed letter of intent from a potential buyer for its East Windsor, Connecticut facility for approximately $4,750. In July 2014, the Company executed the formal purchase and sale agreement and in October 2014 the sale of the property was finalized. The sale of the property was part of the Company’s focus to reduce its footprint and operating costs.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. As a result of this analysis a loss on reclassification of $1,323 was recorded in the Company’s Condensed Consolidated Statement of Comprehensive Loss and the assets were reclassified out of property, plant and equipment on the Condensed Consolidated Balance Sheet as of June 30, 2014 and classified as Assets Held for Sale.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Product performance (Note 8)	$11	$189
Salary and wages	493	381
Accrued bonus	516	—
Professional fees	318	704
Restructuring severance and benefits (Note 9)	30	32
Environmental (Note 8)	57	57
Accrued franchise tax	51	565
Client deposits (Note 15)	1,440	—
Other	624	852
Total Accrued liabilities	$3,540	$2,780

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to claims and litigation in the normal course of its operations. There have been no material developments in the six months ended June 30, 2015 in the legal proceedings identified in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, there were no new material legal proceedings during the quarter ended June 30, 2015.

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

The Company has accrued for specific product performance matters incurred in 2015 and 2014 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

	June 30, 2015	June 30, 2014
Balance as of beginning of year	$189	$4,141
Additions	82	492
Reversals	—	(4,089)
Reductions	(260)	(245)
Foreign exchange impact	—	(34)
Balance as of end of period	$11	$265

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

resold. The reversal was recorded in other income, net in the consolidated statements of comprehensive loss for the six months ended June 30, 2014. The Company stopped selling this product in 2006. The Company concluded that the settlement of this contingency was no longer probable and was remote.

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

	June 30, 2015	June 30, 2014
Balance as of beginning of year	$57	$76
Additions	—	—
Reductions	—	—
Balance as of end of period	$57	$76

Spanish Grants

The Company’s Spanish subsidiary had received financial grants for certain fixed assets that requires the Company’s Spanish subsidiary to maintain a specific level of employment and to continue to operate certain fixed assets. In the third quarter of 2013, the Company’s Spanish subsidiary repaid $1,558 of grants that were accrued in 2012 in conjunction with cost reduction measures that failed to comply with employment level requirements for certain grants. During the fourth quarter of 2014, $974 of grants were reversed to other income and SG&A, as the Company met all of the grant requirements. If the Company’s Spanish subsidiary fails to satisfy one or more grant requirements, such subsidiary will not qualify for future incentives and may be required to refund a portion of previously granted incentives. If the Company’s Spanish subsidiary fails to comply with its obligations under the grants, or the respective government agencies determine that the Company’s Spanish subsidiary has not complied with the requirements of all of its grants, the Company could be required to make additional potential repayments ranging from zero to $4,000. Any such additional potential repayment could have a material adverse effect on the Company’s results of operations, prospects, cash flows and financial condition.

NOTE 9—COST-REDUCTION ACTIONS

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, the Company announced plans in 2013 to cease production at its Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, the Company recognized severance and other benefits of $386 in cost of sales and $377 in selling, general and administrative expenses in 2013. During 2014, the Company reassessed the strategic benefit of its Malaysia facility and decided to continue production as its Johor, Malaysia. As such, the Company reversed restructuring accruals recorded in 2013 during the second quarter of 2014 resulting in a positive benefit to cost of sales of $407 and selling, general and administrative expense of $388. On July 27, 2015, the Company again reassessed the continued operations of its Malaysia facility and determined to close its Malaysia facility, effective August 2, 2015.

The activity during the year ended December 31, 2014 related to cash settlements of previous accrued amounts, minor adjustments for cost reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility. In addition, during the fourth quarter of 2014, the Company received notification that it fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $250 of an accrual initially recorded in 2012.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COST-REDUCTION ACTIONS (Continued)

The restructuring accrual consists of $30 for severance and benefits as of June 30, 2015. A rollforward of the severance and other exit cost accrual activity was as follows:

	June 30, 2015	June 30, 2014
Balance as of beginning of year	$32	$1,934
Additions	139	41
Reversals	—	(795)
Reductions	(141)	(638)
Balance as of end of period	$30	$542

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

•                  Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of June 30, 2015:

	Financial assets and liabilities at fair value as of June 30, 2015
	Level 1	Level 2	Level 3

Money market funds (1)	$1,443	$—	$—
Deferred compensation (2)	$—	$—	$—
Total	$1,443	$—	$—

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2014:

	Financial assets and liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3

Money market funds (1)	$1,441	$—	$—
Deferred compensation (2)	$—	$(204)	$—
Total	$1,441	$(204)	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Included in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 13 for further information.

NOTE 11—INCOME TAXES FROM CONTINUING OPERATIONS

There is no provision or benefit for federal, foreign or state income taxes for the three and six months ended June 30, 2015 other than income tax expense resulting from interest on uncertain tax positions of $53 and $106, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—INCOME TAXES FROM CONTINUING OPERATIONS (Continued)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2015 and December 31, 2014.

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

The Company is currently under routine examination in the United States by the Internal Revenue Service for tax year 2014 in which the Company has claimed a $8,252 income tax refund.

NOTE 12—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2015 are as follows:

	Common Stock		Treasury Stock		Additional Paid—In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2014	18,065,672	$181	1,240	$(57)	$230,276	$(168,618)	$(4,059)	$57,723
Stock-based compensation	36,967	—	—	—	355	—	—	355
Employee stock purchase plan	946	—	—	—	1	—	—	1
Common stock issuance to Zhenfa, net					(4)			(4)
Special dividend	—	—	—	—	—	(20)	—	(20)
Fractional shares retired resulting from split	(279)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,919)	—	(5,919)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,063)	(1,063)
Balance at June 30, 2015	18,103,306	$181	1,240	$(57)	$230,628	$(174,557)	$(5,122)	$51,073

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At June 30, 2015, there were no shares issued or outstanding.

Common Stock

Reverse Stock Split

As more fully described in Note 1, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2015, there were 18,259,719 shares issued and 18,258,479 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 18,258,479 shares outstanding are 18,103,306 shares of common stock and 155,173 shares of unvested restricted common stock.

Treasury Stock

At June 30, 2015, there were 1,240 shares held in treasury that were purchased at a cost of $57.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three year period and expire ten years from date of grant. There were 1,365,452 shares available for grant under the 2009 Plan as of June 30, 2015.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted— Average Exercise Price	Weighted— Average Remaining Contractual Term (in years)	Weighted— Average Grant—Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2014	—	$—	—	$—	$—
Options granted	1,964,665	$1.52	—	$0.99	$(648)
Exercised	—	$—	—	$—	$—
Canceled/forfeited	—	$—	—	$—	$—
Balance at June 30, 2015	1,964,665	$1.52	9.61	$0.99	$—
Vested and exercisable as of June 30, 2015	—	$—	—	$—	$—
Vested and exercisable as of June 30, 2015 and expected to vest thereafter	1,811,132	$1.52	9.61	$0.99	$(598)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.19 of the Company’s common stock on June 30, 2015.

As of June 30, 2015, there was $1,675 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted common stock activity of the Company for the six months ended June 30, 2015:

	Unvested Restricted Shares
	Number of Shares	Weighted— Average Grant—Date Fair Value
Unvested at December 31, 2014	7,379	$—
Granted	184,761	$—
Vested	(36,967)	$1.92
Canceled	—	$—
Unvested at June 30, 2015	155,173	$—
Expected to vest after June 30, 2015	155,173	$—

As of June 30, 2015, there was $150 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

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

recorded less than $1 in stock-based compensation expense relating to the ESPP for the three and six months ended June 30, 2015, respectively. The Company recorded $1 in stock-based compensation expense relating to the ESPP for the three and six months ended June 30, 2014, respectively. There were 165,720 shares available for purchase under the ESPP as of June 30, 2015.

Deferred Compensation

The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was paid out during the first quarter of 2015. As of June 30, 2015, no deferred compensation arrangements exist.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expense	$222	$88	$375	$701
Research and development expense	$—	$—	$—	$—
Total stock-based compensation expense	$222	$88	$375	$701
Total option exercise recognized tax benefit	$—	$—	$—	$—

NOTE 14—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280-10-50 Disclosure about Segment of an Enterprise and Related Information establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Since the Company has one product line, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long-term economic characteristics, the Company has one reporting segment and the information as to its operations is set forth below.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,480)	$(3,982)	$(4,249)	$(6,905)
Depreciation	(512)	(515)	(1,002)	(1,026)
Interest (expense) income, net	(52)	16	(48)	20
Income tax expense	(53)	(596)	(106)	(735)
Restructuring	6	757	(139)	730
Stock—based compensation	(222)	(88)	(375)	(701)
Non-cash reversal of loss contingency (Note 9)	—	4,089	—	4,089
Loss on reclassification of held for sale assets	—	(1,323)	—	(1,323)
(Gain) loss on disposal of fixed assets	—	2	—	(431)
Net Loss from Continuing Operations	$(3,313)	$(1,640)	$(5,919)	$(6,282)

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales
Spain	$4,850	$7,259	$8,798	$13,784
Malaysia	1,915	2,440	3,589	4,799
United States	5	49	49	51
China	1,745	1,474	2,942	1,924
Total Net Sales	$8,515	$11,222	$15,378	$20,558

Long-Lived Assets by Geographic Area

	June 30,	December 31,
	2015	2014
Long-Lived Assets
United States	$1,645	$583
Malaysia	9,237	8,611
Spain	7,131	7,997
China	2,819	3,004
Hong Kong	2	—
Total Long-Lived Assets	$20,834	$20,195

Foreign sales are based on the country in which the sales originate. Net sales to three of the Company’s major customers, that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2015, were $3,720. Net sales to two of the Company’s major customers, that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2015, were $6,121. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and six months ended June 30, 2014 were $4,396 and $8,356, respectively.

Accounts receivable from the two customers amounted to $2,084 and accounts receivable from the one customer amounted to $6,334 as of June 30, 2015 and December 31, 2014, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—RELATED PARTY TRANSACTIONS

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd (“Huhui”), an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China has agreed to supply Huhui, a solar module manufacturer, with the Company’s encapsulant products and Huhui has agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The term of Huhui Supply Agreement terminates on December 31, 2015 and shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement are fair and reasonable to the Company. The Company received $1,148 as a client deposit from Huhui during the six months ended June 30, 2015 which is included in accrued liabilities on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2015 the Company recorded $58 and $63 in net sales to this customer, respectively.

Module-for-Encapsulant Swap Transction

During the second quarter, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company has agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa has agreed to purchase these modules from the Company for $7,487. As of June 30, 2015 the Company has received $2,227 (excluding foreign exchange impact) leaving a receivable of $5,260 due from Zhenfa related to this transaction.

NOTE 16—SUBSEQUENT EVENTS

In July 2015, the Company determined to cease production at its Malaysian facility effective August 2, 2015, following a recent decision by the Company’s largest customer in Malaysia to exit from its OEM module production in Malaysia. The Company expects to continue to fulfill orders to this customer from its Spain and China facilities. Other factors contributing to the decision to close the facility include underutilization, increasing costs in Malaysia resulting from the recent introduction of a Goods & Services Tax, and the newly launched investigation by the European Commission that may result in anti-dumping and countervailing duties on solar cells and modules consigned from China and assembled in Malaysia and Taiwan. Raw material inventory at the Company’s Malaysia facility will be transferred to its Spain and China manufacturing facilities. The Company has engaged advisors to sell the Malaysia facility and its production and ancillary equipment. The Malaysia real estate was recently appraised at approximately $8,000. In connection with the shut-down and sale of the Malaysia facility, the Company expects to incur approximately $1,000 to $1,500 of associated non-recurring costs during the second half of 2015, and the Company further expects to generate approximately $2,400 of associated annual pre-tax savings.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, we face risks and uncertainties that include, but are not limited to, the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing sales to new customers, growing sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) excess capacity in the solar supply chain; (10) demand for solar energy in general and solar modules in particular; (11) our operations and assets in China being subject to significant political and economic uncertainties; (12) limited legal recourse under the laws of China if disputes arise; (13) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (14) our lack of credit facility and our inability to obtain credit; (15) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (16) volatility in commodity costs; (17) our customers’ financial profile causing additional credit risk on our accounts receivable; (18) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (19)  potential product performance matters and product liability; (20) our substantial international operations and shift of business focus to emerging markets; (21) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (22) losses of financial incentives from government bodies in certain foreign jurisdictions; (23) compliance with the Continued Listing Criteria of the NYSE; (24) the ability to realize synergies from the transaction with Zhenfa Energy Group Co., Ltd.; (25) the potential impact of the closure of our Johor, Malaysia facility and any other restructuring transactions that we may pursue, and (26) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this report and in our Annual Report Form 10-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Recent Developments and Strategy

Our net sales and profitability have declined significantly since 2011. We attribute these declines primarily to a rapid shift of solar module production from the United States and Europe to Asia, particularly China, the loss of our largest customer in 2013, financial distress of certain of our key customers, intensified competition and steep price declines resulting from excess capacity that previously existed throughout the solar manufacturing industry.

For several years, we have been working to increase our market share in China through investments in people, research and development and facilities, including:

•                  increasing our Chinese sales and technical service teams to develop customer relationships at the tactical level and provide customer service in the local language, custom and time zone;

•                  investing in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied; and

•                  investing in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production.

On January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”) with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. (“FeiYu”) and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu (“Xiesheng,” and together with FeiYu, the “Manufacturer”), under which FeiYu agreed to manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.0 gigawatts (“GW”) of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, China. This facility became operational in the fourth quarter of 2014 with 1.2 GW of initial production capacity.

We believe that these initiatives helped to contribute to a 23% increase in net sales in 2014 over 2013. Notwithstanding the increased net sales, we continue to operate at a substantial net loss. Accordingly, we believe that we must continue to increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $22.7 million, $18.3 million and $211.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net of non-cash impairments, net (losses) income from continuing operations were ($22.7) million, ($18.1) million, and $43.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, we incurred a net loss from continuing operations of ($5.9) million for the six months ended June 30, 2015.

Given the challenges we had faced in China, we had, for some time, sought to align with Chinese companies engaged in the solar industry.

Transaction with Zhenfa

In 2014, we entered into a purchase agreement (the “Purchase Agreement”) and certain other definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”) and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the “Zhenfa Purchaser”).

Sale of Common Stock and Special Dividend

Pursuant to the Purchase Agreement, on December 15, 2014 (the “Closing Date”), we completed the sale of an aggregate of approximately 9.2 million shares (the “Purchased Shares”) of our common stock to the Zhenfa Purchaser for an aggregate purchase price of approximately $21.7 million, or $2.35 per share (the “Transaction”). The Purchased Shares represented approximately 51% of our outstanding shares of common stock as of the Closing Date. In addition, pursuant to the terms of the Purchase Agreement, two members of the Board of Directors resigned effective as of the Closing Date and the Board of Directors was expanded from five members to seven members. Four new directors, all nominated by the Zhenfa Purchaser, were appointed to the Board of Directors effective as of the closing of the Transaction, constituting a majority of the Board of Directors. The Board of Directors also formed a Special Committee of Continuing Directors comprised of John A. Janitz and Andrew M. Leitch, both of whom were independent members of our Board of Directors prior to the sale of the Purchased Shares. The Special Committee of Continuing Directors has the power and authority to, among other things, (i) represent us in enforcing all matters under the Purchase Agreement and (ii) review and approve certain related-party transactions with the Purchaser and its affiliates.

In connection with, the closing of the Transaction, we declared a special dividend (the “Special Dividend”) on December 11, 2014 that was subsequently paid on January 2, 2015 to all of our stockholders of record (other than the Purchaser), as of December 26, 2014, in an aggregate amount of approximately $22.6 million, or $2.55 per share of common stock. The cash used to pay the Special Dividend was paid to our transfer agent as of December 31, 2014.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., one of our operating subsidiaries, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided us with an option to lease a manufacturing facility owned by Zhenfa. Such facility will be at least 107,639 square feet and will be rent free for a period of at least five years. The Sales Service Agreement further provides that if we lease the facility, Zhenfa will provide us with an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. We do not anticipate exercising our option to lease this additional manufacturing facility unless and until we determine we are able to achieve net sales to support the operation of this additional facility. The Sales Service Agreement became effective on December 15, 2014, has an initial term of two years following such date and is automatically extended for one year periods unless terminated earlier by either party.

Zhenfa is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within China. At the end of 2013, Zhenfa and its affiliates (collectively, the “Zhenfa Group”) had developed and installed approximately two gigawatts of solar power in China, including unique utility scale solar projects in which solar arrays are constructed and utilized in conjunction with fisheries in intertidal zones and agricultural projects in desertification areas. The Zhenfa Group holds Chinese patents in a self-adaptive sun tracking system for solar arrays that increases the efficiency of solar projects over fixed-mount systems.

We entered into the Transaction with Zhenfa for, among other reasons, the following strategic considerations:

•                  China has become one of the world’s largest solar module manufacturing markets. We have historically struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many Chinese solar module manufacturers;

•                  to enhance our presence in China and significantly improve our operating results if the Zhenfa Group is successful in assisting us in marketing and selling our products to Chinese solar module manufacturers;

•                  the Sales Service Agreement contemplates that the Zhenfa Group will provide us the opportunity to lease on favorable terms a manufacturing facility in China, and provide other valuable assistance in doing business in China; and

•                  given our complementary businesses and geographic locations, additional opportunities may be available to expand our mutual cooperation throughout the solar value chain.

Our transactions with Zhenfa, in addition to providing a substantial cash dividend for our stockholders, provided us with a strategic alliance in China to assist us in the highly competitive Chinese solar encapsulant manufacturing market. For further information on the Transaction or Zhenfa, refer to our proxy statement filed on October 8, 2014 with the United States Securities and Exchange Commission.

2015 Execution with Zhenfa and Assessment of Strategic Alternatives

Our net sales in the second quarter of 2015 increased by 24% compared to the first quarter of the year. During this same time period, our net sales in China increased by 53% in the first six months of 2015 compared to the first six months of 2014. We attribute this increase to our ongoing efforts described above, as well as the assistance provided to us by Zhenfa. Notwithstanding these increases, we have not yet been able to achieve the necessary sales volumes to reach break-even EBITDA, as market penetration in China continues to be a difficult process and competition continues to be intense. Moreover, we are facing additional challenges in the encapsulant business as our largest customer for our Malaysia factory recently announced that they will be exiting its OEM module production business. In August 2015, we were notified by certain Chinese module manufacturers that our product was not performing properly in their manufacturing processes during final production testing. Based upon this feedback, we are working to improve the manufacturing process window of our formula with each of the respective prospects’ lamination cycle. As such, we expect a delay in being able to generate net sales from these prospects compared with our original time table. If we incur similar delays with other potential customers, or we are not successful in generating any net sales with any prospects, our net sales, results of operations and financial position could be negatively affected. As we continue with our efforts to return our encapsulant business to profitability, as of July 24, 2015 our Board approved a further restructuring of our encapsulant business to address the evolving market. In addition, with assistance from Zhenfa, we are also seeking to explore possible business opportunities in potentially more profitable areas of the solar supply chain.

Encapsulant Business Restructuring

Our Spanish facility is currently generating incremental Adjusted EBITDA and we intend to continue to seek incremental improvement to our Chinese operations, with the understanding that the business environment in China continues to be challenging, even with Zhenfa’s assistance.

In July 2015, we decided to cease production at our Malaysian facility effective August 2, 2015, following a recent decision by our largest customer in Malaysia to exit its OEM module production in that country. We expect to continue to fulfill orders to this customer from our Spain and China facilities. Other factors contributing to the decision to close the facility include underutilization, increasing costs in Malaysia resulting from the recent introduction of a Goods & Services Tax, and the newly launched investigation by the European Commission that may result in anti-dumping and countervailing duties on solar cells and modules consigned from China and assembled in Malaysia and Taiwan. We plan to sell the Malaysia facility and its production and ancillary equipment. The Malaysia real estate was recently appraised at approximately $8.0 million. In connection with the shut-down and sale of the Malaysia facility, we expect to incur approximately $1.0 million to $1.5 million of associated non-recurring costs during the second half of 2015, and we further expect to generate approximately $2.4 million of associated annual pre-tax savings. We cannot assure that we will be able to sell our Malaysian real estate on a timely basis or on favorable terms, if at all, that the costs or closure of that facility will not be higher than anticipated, or that we will be able to achieve the expected tax savings.

Assessment of Entry into Downstream Solar

Over the past several years, we believe that profits in the solar supply chain have shifted from upstream manufacturers to downstream service providers and solar project owners. We, with Zhenfa’s assistance under our Sales Service Agreement, are currently assessing our involvement in solar projects in the more profitable downstream solar sector. Potential transactions could include construction financing of solar projects, acquisition and ownership of operating solar projects and developing solar projects.

Assessment of Other Strategic Alternatives

We continue to assess strategic alternatives as we attempt to restructure our encapsulant business and pursue opportunities in the downstream solar market with the intention of maximizing value to our stockholders. In the event that we are not successful in restructuring our encapsulant business or pursuing business opportunities in the downstream solar market or other strategic transactions, we also intend to consider other alternatives, including without limitation, the dissolution of the Company, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

Reverse Stock Split

On January 30, 2015, we effected a reverse stock split of our common stock at a ratio of one share-for-every three shares of the outstanding common stock. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the financial statements and accompanying notes included herein.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock-based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015.

There have been no material changes in our critical accounting policies during the quarter ended June 30, 2015.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$8,515	$11,222	$15,378	$20,558
Cost of sales	8,581	12,406	15,590	22,423
Gross loss	(66)	(1,184)	(212)	(1,865)
Selling, general and administrative expenses	2,808	2,366	5,390	5,341
Research and development expense	360	295	712	551
(Recovery) provision for bad debt expense	(189)	7	(232)	31
Operating loss	(3,045)	(3,852)	(6,082)	(7,788)
Interest (expense) income, net	(52)	16	(48)	20
Other income, net (Note 6 and Note 8)	—	2,766	—	2,766
Gain (loss) on disposal of fixed assets	—	2	—	(431)
Foreign currency transaction (loss) gain	(163)	24	317	(114)
Loss from continuing operations before income tax expense	(3,260)	(1,044)	(5,813)	(5,547)
Income tax expense from continuing operations	53	596	106	735
Net loss from continuing operations	$(3,313)	$(1,640)	$(5,919)	$(6,282)

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$8,515	100.0%	$11,222	100.0%	$(2,707)	(24.1)%	$15,378	100.0%	$20,558	100.0%	$(5,180)	(25.2)%

The decrease in net sales for the three months ended June 30, 2015 compared to the corresponding period in 2014 was driven by an approximate 13% decrease in our average selling price (“ASP”) and an approximate 13% decrease in sales volume. Net sales to three of our major customers, that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2015, were $3,720 compared to net sales to one of our major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2014 were $4,396.

The price decline was primarily caused by foreign exchange translation of the Euro compared to the U.S Dollar, which is our reporting currency. The average Euro exchange rate decreased by 20% in the second quarter of 2015 compared to the corresponding 2014 period. Ex-currency impact, our ASP declined by 1% driven by continued solar industry price reductions. However, our second quarter ex-currency ASP decline was less extensive than in prior years as industry pricing began to stabilize in 2014 resulting from substantial price decreases experienced in prior years and capacity tightening based upon increased demand for solar energy and consolidation of solar manufacturers in many areas of the solar supply chain.

The volume decline was driven by a reduction of net sales with our largest customer, whom modified its OEM manufacturing partner footprint in the latter part of 2014 and announced the significant reduction of their OEM module business by the end of 2015, as well as one of our European customers self-declaring insolvency in the first quarter of 2015. This European customer has since resumed operations and began ordering our encapsulant again after a brief halt in orders.

The decrease in net sales for the six months ended June 30, 2015 compared to the corresponding period in 2014 was driven by an approximate 16% decrease in our average selling price (“ASP”) and an approximate 12% decrease in sales volume. The volume decline was driven by the factors mentioned above.

On a sequential basis, net sales increased $1.7 million or 24% compared to the three months ended March 31, 2015. This increase was primarily driven by a 21% increase in sales volume and a 3% increase in ASP. The sequential volume increase was driven by new Chinese customer wins as well as growth in European and Indian markets. These positive developments more than offset a 37% volume decrease with our largest customer for the reason described above.

We are currently in the certification process with potential customers, including prospects introduced to us by Zhenfa. In August 2015, we were notified by certain Chinese module manufacturers that our product was not performing properly in their manufacturing processes during final production testing. Based upon this feedback, we are working to improve the manufacturing process window of our formula with each of the respective prospects’ lamination cycle. As such, we expect a delay in being able to generate net sales from these prospects compared with our original time table. If we incur similar delays with other potential customers, or we are not successful in generating any net sales with any prospects, our net sales, results of operations and financial position could be negatively affected. Internal customer qualification testing is a very rigorous process that can take anywhere from a few months to a few years. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. In addition, we may also experience ramp delays after module manufacturers complete the internal certification process and introduce our encapsulants in their mass-production process for the first time. If our encapsulants do not perform similarly during initial module production as they did during certification and internal testing, we may have to perform additional engineering and laboratory testing, and in some cases may have to change our encapsulant formulation which would require the reperformance of qualification testing. Any production ramp issues that we may experience with potential customers will require additional costs to resolve and would reduce our net sales, both of which would negatively impact the results of our operations and financial condition.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$8,581	100.8%	$12,406	110.6%	$(3,825)	(30.8)%	$15,590	101.4%	$22,423	109.1%	$(6,833)	(30.5)%

The decrease in our cost of sales for the three months ended June 30, 2015 compared to the corresponding period in 2014 reflects $3.4 million of decreased material costs primarily associated with the 13% decrease in sales volume and an approximate 22% decrease in resin price. The lower resin price was driven by foreign currency translation benefit received by our Spanish plant related to a 20% decrease in the Euro for the second quarter of 2015 versus the corresponding 2014 quarter as well as favorable price dynamics in the global resin market due to the recent sharp decline in the price of oil. We also experienced higher yield and improved efficiencies in raw material consumption during production including a 55% increase in our paperless products sales volume. Direct labor decreased by less than $0.1 million associated with the sales volume decrease and the $0.4 million reversal of the restructuring accruals for the closing our Malaysia plant in 2014. Overhead costs decreased by $0.3 million primarily due to continued cost-reduction actions, that more than offset increased overhead associated with our Suzhou, China plant becoming operational in the fourth quarter of 2014.

The decrease in our cost of sales for the six months ended June 30, 2015 compared to the corresponding period in 2014 reflects $6.3 million of decreased material costs primarily associated with the 12% decrease in sales volume and an approximate 20% decrease in resin price. The lower resin price was driven by foreign currency translation benefit received by our Spanish plant related to an 18% decrease in the Euro for the first six months of 2015 versus the corresponding 2014 period as well as favorable price dynamics in the global resin market due to the recent sharp decline in the price of oil. We also experienced higher yield and improved efficiencies in raw material consumption during production including a 81% increase in our paperless products sales volume. Direct labor decreased by $0.1 million associated with the sales volume decrease and the $0.4 million reversal of the restructuring accruals for the closing our Malaysia plant in 2014. Overhead costs decreased by $0.4 million primarily due to continued cost-reduction actions, that more than offset increased overhead associated with our Suzhou, China plant becoming operational in the fourth quarter of 2014.

Gross Loss

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross loss	$(66)	(0.8)%	$(1,184)	(10.6)%	$1,118	94.4%	$(212)	(1.4)%	$(1,865)	(9.1)%	$1,653	88.6%

Gross loss as a percentage of net sales improved for the three months ended June 30, 2015 compared to the corresponding period in 2014 mainly as a result of a decrease in raw material costs as described above that more than offset our ex-currency ASP decline of 1%, lower absorption of fixed costs at our Malaysia and China facilities and the $0.4 million reversal of the restructuring accruals for the closing our Malaysia plant in 2014.

Gross loss as a percentage of net sales improved for the six months ended June 30, 2015 compared to the corresponding period in 2014 mainly as a result of a decrease in raw material costs as described above that more than offset our ex-currency ASP decline of 5%, lower absorption of fixed costs at our Malaysia and China facilities and the $0.4 million reversal of the restructuring accruals for the closing our Malaysia plant in 2014.

Gross loss as a percentage of sales improved for the three months ended June 30, 2015 compared to the three months ended March 31, 2015 due to higher volume, ASP and benefits from cost reduction-actions.  These positive impacts were offset by higher resin material costs.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$2,808	33.0%	$2,366	21.1%	$442	18.7%	$5,390	35.1%	$5,341	26.0%	$49	0.9%

SG&A increased $0.4 million for the three months ended June 30, 2015 compared to 2014. This increase was primarily driven by a $0.3 million of annual incentive compensation expense and a $0.4 million increase in restructuring charges due to reversing the accruals for the closing of our Malaysia plant in 2014. These were partially offset by continued cost-reduction measures in professional fees and insurance and property taxes driven by the sale of our East Windsor, Connecticut facility in October 2014.

SG&A increased less than $0.1 million for the six months ended June 30, 2015 compared to 2014. This increase was primarily driven by $0.5 million of annual incentive compensation expense and $0.3 million in increased restructuring charges due to reversing the accruals for the closing of our Malaysia plant in 2014. These negative impacts were offset by a $0.3 million decrease in stock-based compensation due to cancelling all previously granted options in the fourth quarter of 2014 due to the approval of the Zhenfa transaction, $0.5 million in decreased labor and benefits, utilities and insurance and property taxes driven by the sale of our East Windsor, Connecticut facility in October 2014.

Selling, general and administrative expenses for the three months ended June 30, 2015 were $2.8 million compared to $2.6 million for the three months ended March 31, 2015. The sequential increase was driven by $0.2 million of increased professional fees and a $0.1 million non-recurring settlement of a state sales tax audit.

Research and Development Expense (“R&D”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$360	4.2%	$295	2.6%	$65	22.0%	$712	4.6%	$551	2.7%	$161	29.2%

Research and development expense increased modestly by $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively compared to the corresponding periods in the prior year. We expect annual 2015 research and development expense to approximate $1.5 million.

(Recovery) Provision for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
(Recovery) provision for bad debt expense	$(189)	(2.2)%	$7	0.1%	$(196)	(2,800.0)%	$(232)	(1.5)%	$31	0.2%	$(263)	(848.4)%

The recovery for bad debt expense recorded during the three and six months ended June 30, 2015 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy.

Interest (Expense) Income, Net

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest(expense) income, net	$(52)	(0.6)%	$16	0.1%	$(68)	(425.0)%	$(48)	(0.3)%	$20	0.1%	$(68)	(340.0)%

Interest income, net decreased $0.1 million during the three and six months ended June 30, 2015 compared to the corresponding 2014 periods primarily due to interest paid upon the completion of a Connecticut sales tax audit and lower interest income earned due to lower cash balances in 2015 compared to 2014.

Other Income, net

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income, net	$—	—%	$2,766	24.6%	$(2,766)	(100.0)%	$—	—%	$2,766	13.5%	$(2,766)	(100.0)%

On June 9, 2014, we received a signed letter of intent from a potential buyer for our East Windsor, Connecticut facility for approximately $4.8 million and the asset was classified as held for sale as of June 30, 2014.  The sale of the property was part of our focus to reduce our footprint and operating costs. As such, an analysis of the asset group was performed and a loss on reclassification of $1.3 million was recorded. The property was later sold in 2014.

During the second quarter of 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We concluded that the settlement of this contingency is no longer probable and is remote.

Gain (Loss) on Disposal of Fixed Assets

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gain (loss) on disposal of fixed assets	$—	—%	$2	—%	$(2)	(100.0)%	$—	—%	$(431)	(2.1)%	$431	100.0%

In 2014, we sold our land use rights for a parcel of land located in Suzhou, China to the Administration Committee of Changkun Industrial Government for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million for the six months ended June 30, 2014.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(163)	(1.9)%	$24	0.2%	$(187)	(779.2)%	$317	2.1%	$(114)	(0.6)%	$431	378.1%

The foreign currency transaction impact was a loss of $0.2 million for the three months ended June 30, 2015 compared to a gain of less than $0.1 million in the corresponding 2014 period. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which decreased 19% for the three months ended June 30, 2015 compared to a 5% increase during the corresponding 2014 period.

The foreign currency transaction gain for the six months ended June 30, 2015 was $0.3 million and the foreign currency loss for the six months ended June 30, 2014 was $0.1 million. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which decreased 19% for the six months ended June 30, 2015 compared to a 5% increase during the corresponding 2014 period.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spanish facility.

Income Tax Expense from Continuing Operations

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense from continuing operations	$53	0.6%	$596	5.3%	$(543)	(91.1)%	$106	0.7%	$735	3.6%	$(629)	(85.6)%

During the three and six months ended June 30, 2015, we recorded an income tax expense of $0.1 million and $0.1 million, respectively, resulting in an effective tax rate of (1.6)% and (1.8)%, respectively. The tax provision reflects discrete items in the quarter primarily relating to interest on uncertain tax positions resulting in a $0.1 million expense in the quarter. The projected annual effective tax rate excluding these discrete items is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

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

We are currently under routine examination in the United States by the Internal Revenue Service for tax year 2014 in which we have claimed a $8.3 million income tax refund.

Net Loss from Continuing Operations and Net Loss

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations and net loss	$(3,313)	(38.9)%	$(1,640)	(14.6)%	$(1,673)	(102.0)%	$(5,919)	(38.5)%	$(6,282)	(30.6)%	$363	5.8%

Net loss from continuing operations and net loss for the three months ended June 30, 2015 increased compared to the corresponding 2014 period driven by increased SG&A and R&D, an unfavorable impact from foreign currency and the $4.1 million non-cash product performance accrual reversal and the $1.3 million loss on reclassification in 2014 that did not recur in 2015. These items more than offset improved gross loss, improved bad debt and lower income tax expense achieved in the second quarter of 2015.

Net loss from continuing operations and net loss for the six months ended June 30, 2015 decreased compared to the corresponding 2014 period driven by decreased gross loss, favorable impact from foreign currency, improved bad debt, reduced loss on sale of fixed assets and lower tax expense that more than offset higher SG&A and R&D expense as well as the $4.1 million non-cash product performance accrual reversal and the $1.3 million loss on reclassification in 2014 that did not recur in 2015.

On a sequential basis, net loss from continuing operations for the second quarter of 2015 was $(3.3) million compared to a net loss from continuing operations of $(2.6) million for the first quarter of 2015. The sequentially higher net loss of $0.7 million was primarily due to negative foreign exchange impact.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 15-Reportable Segment and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non-GAAP EPS from continuing operations (“non-GAAP EPS”) is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,480)	$(3,982)	$(4,249)	$(6,905)
Depreciation	(512)	(515)	(1,002)	(1,026)
Interest (expense) income, net	(52)	16	(48)	20
Income tax expense	(53)	(596)	(106)	(735)
Restructuring	6	757	(139)	730
Stock–based compensation	(222)	(88)	(375)	(701)
Non-cash reversal of loss contingency	—	4,089	—	4,089
Loss on reclassification on held for sale assets	—	(1,323)	—	(1,323)
Gain (loss) on disposal of fixed assets	—	2	—	(431)
Net Loss from Continuing Operations	$(3,313)	$(1,640)	$(5,919)	$(6,282)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$8,515	$11,222	$(2,707)	(24.1)%	$15,378	$20,558	$(5,180)	25.2%
Adjusted EBITDA	$(2,480)	$(3,982)	$1,502	37.7%	$(4,249)	$(6,905)	$2,656	38.5%
Adjusted EBITDA as % of Segment Net Sales	(29.1)%	(35.5)%			(27.6)%	(33.6)%

Adjusted EBITDA as a percentage of net sales improved for the three months ended June 30, 2015 compared to 2014 driven by improved gross loss and improved bad debt offset by increased SG&A, R&D and unfavorable foreign currency impact.

Adjusted EBITDA as a percentage of net sales improved for the six months ended June 30, 2015 compared to 2014 driven by improved gross loss and improved bad debt and favorable foreign currency impact offset by increased SG&A and R&D.

Adjusted EBITDA for the second quarter of 2015 was $(2.5) million compared to $(1.8) million from the first quarter of 2015. Unfavorable foreign currency transactional loss drove $0.6 million of this decline. Ex-currency, our sequential decline was due to expenses related to the settlement of the state sales tax audit.

Cost-Reduction Actions

In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, we announced plans in 2013 to cease production at our Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, we recognized severance and other benefits of $0.4 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2013. In the second quarter of 2014, we reassessed the strategic benefit of this facility and determined to continue production at our Johor, Malaysia facility. As such, we reversed restructuring accruals recorded in 2013 during the three months ended June 30, 2014 resulting in a positive benefit to cost of sales of $0.4 million and selling, general and administrative expense of $0.4 million.

As set forth under “Encapsulant Business Restructuring” above, in July 2015, we determined to cease production at our Malaysian facility effective August 2, 2015 due to declining business conditions at that facility. Raw material inventory at our Malaysia facility will be transferred to our Spain and China manufacturing facilities. We plan to sell the Malaysia facility and its production and ancillary equipment. The Malaysia real estate was recently appraised at approximately $8.0 million. In connection with the shut-down and sale of the Malaysia facility, we expect to incur approximately $1.0 million to $1.5 million of associated non-recurring costs during the second half of 2015, and we further expect to generate approximately $2.4 million of associated annual pre-tax savings.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	June 30, 2015	June 30, 2014
Balance as of beginning of year	$0.1	$1.9
Additions	0.1	—
Reversals	—	(0.8)
Reductions	(0.1)	(0.6)
Balance as of end of period	$0.1	$0.5

The restructuring accrual as of June 30, 2014 consisted of $0.3 million of severance and benefits and $0.2 million of other exit costs. The restructuring accrual consists of $0.1 million for severance and benefits as of June 30, 2015.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss from continuing operations	$(3,313)	$(1,640)	$(5,919)	$(6,282)
Adjustments to net loss from continuing operations:
Stock–based compensation expense	222	88	375	701
Restructuring	(6)	(757)	139	(730)
Non–cash reversal of loss contingency	—	(4,089)	—	(4,089)
Loss on reclassification on held for sale assets	—	1,323	—	1,323
Tax impact of option cancellation	—	—	—	1,058
Tax effect of adjustments	(70)	1,209	(175)	994
Non-GAAP net loss from continuing operations	$(3,167)	$(3,866)	$(5,580)	$(7,025)

Basic shares outstanding GAAP	18,089,137	8,756,022	18,077,142	12,084,369
Diluted shares outstanding GAAP	18,089,137	8,756,022	18,077,142	12,084,369
Stock options	—	—	—	—
Restricted common stock	—	—	—	—
Diluted shares outstanding non-GAAP	18,089,137	8,756,022	18,077,142	12,084,369
Diluted net loss per share from continuing operations	$(0.18)	$(0.19)	$(0.33)	$(0.52)
Diluted non-GAAP net loss per share from continuing operations	$(0.18)	$(0.44)	$(0.31)	$(0.58)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of June 30, 2015, our principal source of liquidity was $10.4 million of cash, $5.3 million due from Zhenfa and $8.3 million of income tax receivables. Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital investments and working capital. Payment terms are currently longer in China than in many other locations which has delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable, or fail to receive payment of accounts receivable in a timely fashion, or obtain bank acceptance notes from our customers, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivables from certain of our customers. We are also exploring accounts receivable factoring facilities in China to increase our liquidity options.

In July 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., secured credit approval to enter into a factoring agreement to sell, with recourse, certain European, U.S. and other Foreign company-based receivables to a European financial institution. Under the proposed terms of the potential factoring agreement, the maximum amount of outstanding advances at any one time is Euro 1.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is expected to be 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the potential agreement is expected to be for one year which will be automatically extended unless terminated by either party with 90 days prior written notice. We expect to close this factoring arrangement in the third quarter of 2015. We are also investigating entering into similar types of factoring arrangements in China. We cannot assure that we will enter into any factoring agreements, when or on terms anticipated, if at all.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility effective August 2, 2015. We plan to sell the Malaysia facility and its production and ancillary equipment. The Malaysia real estate was recently appraised at approximately $8.0 million. In connection with the shut-down and sale of the Malaysia facility, we expect to incur approximately $1.0 million to $1.5 million of associated annual pre-tax savings. We cannot assure that we will be able to sell our Malaysian real estate on a timely basis or on favorable terms, if at all, that the costs or closure of that facility will not be higher than anticipated, or that we will be able to achieve the expected tax savings.

In addition, we are seeking to explore possible business opportunities in potentially more profitable areas of the solar supply chain as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing any such transactions, we may be required to expend significant funds, incur additional debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and which may negatively affect our operating results and financial condition. We cannot assure you that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider other alternatives, including without limitation, the dissolution of the Company, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business. See “Risk Factors” below.

If we are not able to fund our working capital needs, we will have to slow our projected growth which may delay our expected return to profitability. We expect to fund our expected growth with our existing cash and income tax receivable, discontinuing bank acceptance notes, leveraging our European Factoring facility and other potential working capital financing arrangements.

Our cash and cash equivalents balance is located in the following geographies:

June 30, 2015
United States	$3,487
Spain	2,553
Malaysia	1,111
China	3,237
Hong Kong	40
Consolidated	$10,428

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

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $3.7 million for the six months ended June 30, 2015 compared to net cash used in operating activities of $5.1 million for the six months ended June 30, 2014. Net loss plus and minus non-cash adjustments improved by approximately $2.0 million for the six months ended June 30, 2015 compared to the same period in 2014. This improvement was driven by cost-reduction efforts. In addition, we received $2.2 million as a deposit from Zhenfa under our EVA for module swap settlement entered into between Zhenfa and ReneSola for payment of prior outstanding ReneSola accounts receivable balances. These positive impacts were partially offset by the 2014 period benefiting from the receipt of a $6.2 million income tax refund which did not recur in 2015.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was less than $0.1 million for the six months ended June 30, 2015 due to receiving cash refunds for a prior state tax receivable.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $2.3 million and net cash provided by investing activities was $0.2 million for the six months ended June 30, 2015 and 2014, respectively. The 2015 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China. The 2014 capital investments mainly related to building out our leased facility in China and enhancements made to our production equipment to convert to paperless products. These investments were more than offset from proceeds received in the second quarter of 2014 for the sale of our land use right located in Suzhou, China. We expect remaining 2015 consolidated capital expenditures to approximate to $1.5 million.

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash used in operating activities from continuing operations less capital investments. Free cash flow was $(6.0) million and $(6.8) million in the six months ended June 30, 2015 and 2014, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash used in operating activities from continuing operations	$(2,012)	$(213)	$(3,684)	$(5,120)
Less: capital investments	(885)	(774)	(2,277)	(1,720)
Free cash flow	$(2,897)	$(987)	$(5,961)	$(6,840)

Cash Flow from Financing Activities from Continuing Operations

Net cash used in financing activities was less than $0.1 million for the six months ended June 30, 2015 primarily due to trailing payments related to the Special Dividend. Net cash used in financing activities was $26.0 million for the six months ended June 30, 2014 mostly due to the repurchase of common stock and related fees associated with executing a modified “Dutch Auction” tender offer.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first six months of 2015, we were not negatively materially affected by inflation.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the six months ended June 30, 2015 and 2014 approximately $11.7 million, or 76.3% and $15.7 million or 76.4%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our operations in China. The costs related to our foreign currency net sales are mostly denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2015 would have caused a change in consolidated net assets of approximately $1.8 million and a change in net sales of approximately $1.2 million.

Interest Rate Risk

As of June 30, 2015, we have no debt and no credit facilities. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants and paper liner is the second largest raw material cost. The price and availability of these materials are subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical, pulp prices and supply and demand dynamics in other industries. In the first six months of 2015, we have not experienced any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting

Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the first six months of 2015, we implemented our existing enterprise resource planning and accounting system at our newly operational China plant. The system change was to improve the efficiency of our operations and eliminate manual processes and was not the result of any identified deficiencies in our previous processes. As part of the implementation, we modified internal controls where necessary due to the system change.

Excluding this implementation, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

There have been no material developments in the six months ended June 30, 2015 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, there were no new material legal proceedings during the quarter ended June 30, 2015.

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

We may undertake acquisitions, investments, joint ventures and strategic alliances that may expose us to new operational, regulatory, market and geographic risks, as well as risks associated with additional capital requirements. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers. We may not be able to identify and successfully complete any acquisitions, investments, joint ventures or strategic alliances. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. Further, the long-term success of any strategic transaction we may complete in the future will depend upon our ability to realize the anticipated benefits from such transaction. We may fail to realize anticipated benefits for a number of reasons, including the following:

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

•                  diversion of our management’s time; and

•                  disagreements as to whether opportunities belong to us or the joint venture.

We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing such transactions, we may be required to expend significant funds, incur additional debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and which may negatively affect our operating results and financial condition. We cannot assure you that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete.

One of the strategic alternatives that our Board of Directors could pursue is the dissolution and liquidation of our company, which may be a lengthy process, yield unexpected results and diminish or delay any potential distributions to our stockholders.

If we are not successful in restructuring our encapsulant business or pursuing strategic alternative opportunities in the downstream solar market, we may decide to wind down or cease all of our operations. We also may seek stockholder approval of a plan of liquidation and dissolution.

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

In addition, any further wind-down or dissolution of us may be a lengthy and complex process, yield unexpected results and delay any potential distributions to our stockholders. Such process may also require the further expenditure of our resources, such as legal, accounting and other professional fees and expenses and other related charges, which would decrease the amount of assets available for distributions to our stockholders

We are subject to the Continued Listing Criteria of the New York Stock Exchange and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In particular, the NYSE has the authority to delist our common stock if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 and we are unable to satisfy this standard within the time periods specified under NYSE regulations. On August 6, 2015, we received notice from the NYSE that we have become non-compliant with this listing standard, as the average closing price of our common stock over the 30 trading day period ended August 5, 2015 was less than $1.00 per share. To regain compliance with NYSE rules, the share price and average share price must achieve a price of at least $1.00 per share within six months following our receipt of this notice or the NYSE may commence suspension and delisting proceedings. We cannot assure that we will be able to timely regain compliance with this requirement. In addition, the NYSE also has the authority to delist our common stock if the average market capitalization of our common stock falls below $50.0 million over a consecutive 30-day trading period and, at the same time, total stockholders’ equity is less than $50.0 million, and we are unable to satisfy these standards within the time periods specified under NYSE regulations. Further, we may be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15.0 million over a consecutive 30 trading-day period. Our total stockholders’ equity was $51.2 million and $57.7 million as of June 30, 2015 and December 31, 2014, respectively. On August 3, 2015 we had a market capitalization of approximately $15.7 million. We cannot assure you that our stockholders’ equity and/or market capitalization will not decline further in the future. In addition to these objective standards, the NYSE may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE listing requirements; if an issuer’s common stock sells at what the NYSE considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE; or if any other event occurs or any condition exists which makes continued listing on the NYSE, in its opinion, inadvisable.

If our common stock is delisted from the NYSE in the future, such securities may be traded over-the-counter on the “pink sheets.” The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE. Accordingly, delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all.

In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC’s “penny stock” rules.

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

STR HOLDINGS, INC.
(Registrant)

Date: August 13, 2015	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)