Form 10-Q
period 2015-09-30
STR HOLDINGS, INC.
filed 2015-11-13
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

At November 5, 2015, there were 18,260,567 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,559	$16,552
Bank acceptance notes (Note 6)	2,138	—
Due from Zhenfa (Note 18)	2,102	—
Accounts receivable, trade, less allowances for doubtful accounts of $794 and $833 in 2015 and 2014, respectively	6,578	12,057
Inventories, net	5,916	8,248
Income tax receivable	8,252	8,252
Prepaid expenses	1,376	1,789
Deferred tax assets	72	72
Other current assets	2,853	2,283
Total current assets	38,846	49,253
Property, plant and equipment, net	11,236	20,195
Assets held for sale (Note 9)	8,500	—
Other long-term assets	155	354
Total assets	$58,737	$69,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,135	$2,653
Accrued liabilities (Note 10)	4,316	2,780
Income taxes payable	1,904	1,865
Other current liabilities	—	204
Total current liabilities	9,355	7,502
Deferred tax liabilities	72	72
Other long-term liabilities	—	4,505
Total liabilities	9,427	12,079
COMMITMENTS AND CONTINGENCIES (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 18,260,347 and 18,259,107 issued and outstanding, respectively, in 2015 and 18,074,291 and 18,073,051 issued and outstanding, respectively, in 2014	181	181
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid-in capital	230,770	230,276
Accumulated deficit	(176,272)	(168,618)
Accumulated other comprehensive loss, net	(5,312)	(4,059)
Total stockholders’ equity	49,310	57,723
Total liabilities and stockholders’ equity	$58,737	$69,802

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$6,594	$9,514	$21,972	$30,072
Cost of sales	8,088	10,544	23,678	32,967
Gross loss	(1,494)	(1,030)	(1,706)	(2,895)
Selling, general and administrative expenses	3,155	2,455	8,545	7,796
Research and development expense	334	291	1,046	842
Provision (recovery) for bad debt expense	225	249	(7)	280
Operating loss	(5,208)	(4,025)	(11,290)	(11,813)
Interest income (expense), net	13	3	(35)	23
Other (expense) income, net (Note 8, Note 9 and Note 11)	(722)	—	(722)	2,766
Loss on disposal of fixed assets	—	(20)	—	(451)
Foreign currency transaction (loss) gain	(256)	259	61	145
Loss from continuing operations before income tax (benefit) expense	(6,173)	(3,783)	(11,986)	(9,330)
Income tax (benefit) expense from continuing operations	(422)	(559)	(316)	176
Net loss from continuing operations	(5,751)	(3,224)	(11,670)	(9,506)
Discontinued operations:
Earnings (loss) from discontinued operations before income tax (benefit) expense	—	—	—	—
Income tax (benefit) expense from discontinued operations	(4,036)	685	(4,036)	685
Net earnings (loss) from discontinued operations	4,036	(685)	4,036	(685)
Net loss	$(1,715)	$(3,909)	$(7,634)	$(10,191)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $0, $(456), $0 and $(480), respectively)	(190)	(1,163)	(1,253)	(1,375)
Other comprehensive loss	(190)	(1,163)	(1,253)	(1,375)
Comprehensive loss	$(1,905)	$(5,072)	$(8,887)	$(11,566)
Net (loss) earnings per share (Note 5):
Basic from continuing operations	$(0.32)	$(0.37)	$(0.65)	$(0.84)
Basic from discontinued operations	0.22	(0.07)	0.23	(0.06)
Basic	$(0.10)	$(0.44)	$(0.42)	$(0.90)

Diluted from continuing operations	$(0.32)	$(0.37)	$(0.65)	$(0.84)
Diluted from discontinued operations	0.22	(0.07)	0.23	(0.06)
Diluted	$(0.10)	$(0.44)	$(0.42)	$(0.90)
Weighted-average shares outstanding (Note 5):
Basic from continuing operations	18,119,567	8,795,542	18,085,609	11,304,845
Diluted from continuing operations	18,119,567	8,795,542	18,085,609	11,304,845

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(7,634)	$(10,191)
Net earnings (loss) from discontinued operations	4,036	(685)
Net loss from continuing operations	(11,670)	(9,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,423	1,540
Stock-based compensation expense	553	1,023
Non-cash reversal of loss contingency (Note 11)	—	(4,089)
Non-cash reversal of restructuring accrual (Note 12)	—	(795)
Loss on disposal of property, plant and equipment	—	451
(Recovery) provision for bad debt expense	(7)	280
Loss on reclassification on held for sale assets	722	1,323
Income tax receivable non-cash	—	(1,462)
Deferred income tax expense	—	2,432
Changes in operating assets and liabilities:
Accounts receivable	(2,377)	(5,739)
Due from Zhenfa	5,385	—
Income tax receivable	—	6,229
Inventories, net	2,171	(1,513)
Other current assets	(3,795)	(600)
Accounts payable	569	2,759
Accrued liabilities	1,589	(2,036)
Income taxes payable	(437)	117
Other, net	1,383	(753)
Net cash used in continuing operations	(4,491)	(10,339)
Net cash provided by discontinued operations	9	—
Total net cash used in operating activities	(4,482)	(10,339)

INVESTING ACTIVITIES
Capital investments	(2,354)	(2,657)
Proceeds from sale of fixed assets	—	2,391
Net cash used in continuing operations	(2,354)	(266)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(2,354)	(266)

FINANCING ACTIVITIES
Repurchase of common stock in tender offer	—	(24,042)
Tender offer fees	—	(2,387)
Special dividend	(20)	—
Deposit for share issuance	—	3,400
Share issuance fees	(4)	(1,605)
Proceeds from common stock issued under employee stock purchase plan	2	2
Net cash used in continuing operations	(22)	(24,632)
Net cash used in discontinued operations	—	—
Total net cash used in financing activities	(22)	(24,632)
Effect of exchange rate changes on cash	(135)	(156)

Net change in cash and cash equivalents	(6,993)	(35,393)
Cash and cash equivalents, beginning of period	16,552	58,173
Cash and cash equivalents, end of period	$9,559	$22,780

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it may have to its condensed consolidated financial statements.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” The amendments contained in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination and certain investment funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the new guidance to determine the impact it may have to its condensed consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

transportation. The provisions of this ASU are effective for years beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it may have to its condensed consolidated financial statements.

NOTE 3—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD.

The Company has entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”) and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the “Zhenfa Purchaser”).

Purchase Agreement and Special Dividend

On August 11, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Zhenfa Purchaser, pursuant to which the Company agreed to issue and sell to the Zhenfa Purchaser, and the Zhenfa Purchaser agreed to purchase from the Company, an aggregate of 9,210,710 shares (the “Purchased Shares”) of its authorized but unissued common stock, par value $0.01 per share, to the Zhenfa Purchaser for an aggregate purchase price of approximately $21,664 (the “Purchase Price”), or $2.35 per share (the “Transaction”). The Purchased Shares represented approximately 51% of the Company’s outstanding shares of common stock upon the closing of the Transaction, which occurred on December 15, 2014 (the “Closing Date”).

In connection with the Closing, the Company declared a special dividend (the “Special Dividend”) on December 11, 2014 to be paid to all of its stockholders of record (other than the Purchaser) in an amount equal to $2.55 per common share on January 2, 2015.

The Company also entered into a guarantee agreement (the “Guarantee Agreement”) with Zhenfa pursuant to which Zhenfa agreed to guarantee all obligations of the Zhenfa Purchaser under the Purchase Agreement, including but not limited to, the payment of the Purchase Price and the performance of all covenants and agreements of the Zhenfa Purchaser in the Purchase Agreement.

In connection with the closing of the Transaction, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Zhenfa Purchaser that will, among other things, require the Company to register the Purchased Shares upon the request of the Purchaser or certain transferees of the Zhenfa Purchaser. Pursuant to the terms of the Registration Rights Agreement, these registration rights will not become effective until one year after the Closing Date and the costs incurred in connection with such registrations will be borne by the Company.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided the Company with an option to lease a manufacturing facility owned by Zhenfa rent free for a period of at least five years. The Sales Service Agreement further provides that if the Company leases the facility, Zhenfa will provide an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. The Company has not exercised this option as of September 30, 2015. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

For further information on the Stock Purchase Agreement, the Sales Service Agreement, the Guarantee Agreement, the Registration Rights Agreement, Zhenfa and the Transaction, refer to the definitive proxy statement filed with the SEC on October 8, 2014.

NOTE 4—DISCONTINUED OPERATIONS

On August 16, 2011, the Company entered into an equity purchase agreement to sell its Quality Assurance (“QA”) business to Underwriters Laboratories (“UL”) for $275,000 plus assumed cash. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. In addition, the Company and UL entered into a

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—DISCONTINUED OPERATIONS (Continued)

transition services agreement, pursuant to which the Company agreed to provide certain services to UL following the closing of the sale, including accounting, tax, legal, payroll and employee benefit services. UL agreed to provide certain information technology services to the Company pursuant to such agreement. On September 1, 2011, pursuant to the terms and conditions of the equity purchase agreement, as amended, the Company transferred the applicable assets, liabilities, subsidiaries and employees of the QA business to Nutmeg Holdings, LLC (“Nutmeg”) and STR International, LLC (“International,” and together with Nutmeg and their respective subsidiaries, the “Nutmeg Companies”), and immediately thereafter sold its equity interest in each of the Nutmeg Companies to designated affiliates of UL for total net cash proceeds of $283,376, which included $8,376 of estimated cash assumed in certain QA locations.

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

During the third quarter of 2015, the Company received proposed audit adjustments for the tax years 2009, 2010 and 2011 related to state filings of the Company’s QA business sold in 2011. As a result, the Company recorded an income tax expense to discontinued operations of $21 in the current year. Additionally, the Company recorded an income tax benefit to discontinued operations of $4,057 relating to the reversal of uncertain tax positions due to the expiration of the statute of limitations.

During the third quarter of 2014, the Company received proposed audit adjustments for the tax years 2009, 2010 and 2011 related to state filings of the Company’s QA business sold in 2011. As a result, the Company recorded an aggregate income tax expense to discontinued operations of $685.

The following tables set forth the operating results of the QA business presented as a discontinued operation for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$—
Net earnings (loss) from discontinued operations before income tax (benefit) expense	$—	$—	$—	$—
Income tax (benefit) expense.	$(4,036)	$685	$(4,036)	$685
Net earnings (loss) from discontinued operations.	$4,036	$(685)	$4,036	$(685)

NOTE 5—(LOSS) EARNINGS PER SHARE

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—(LOSS) EARNINGS PER SHARE (Continued)

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net (loss) earnings per share
Numerator:
Net loss from continuing operations	$(5,751)	$(3,224)	$(11,670)	$(9,506)
Net earnings (loss) from discontinued operations	4,036	(685)	4,036	(685)
Net loss	$(1,715)	$(3,909)	$(7,634)	$(10,191)
Denominator:
Weighted-average shares outstanding	18,119,567	8,795,542	18,085,609	11,304,845
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted-average shares outstanding with dilution	18,119,567	8,795,542	18,085,609	11,304,845

Net (loss) earnings per share:
Basic from continuing operations	$(0.32)	$(0.37)	$(0.65)	$(0.84)
Basic from discontinued operations	0.22	(0.07)	0.23	(0.06)
Basic	$(0.10)	$(0.44)	$(0.42)	$(0.90)

Diluted from continuing operations	$(0.32)	$(0.37)	$(0.65)	$(0.84)
Diluted from discontinued operations	0.22	(0.07)	0.23	(0.06)
Diluted	$(0.10)	$(0.44)	$(0.42)	$(0.90)

On March 7, 2014, the Company repurchased 5,203,986 shares of its common shares at $4.62 per share in connection with a modified “Dutch Auction” tender offer.

On December 15, 2014, pursuant to the terms of the Purchase Agreement, the Company issued to the Purchaser an aggregate of 9,210,710 shares of its authorized but unissued common stock, par value $0.01 per share, for an aggregate purchase price of approximately $21,664, or $2.35 per share. The Purchased Shares represented approximately 51% of the Company’s outstanding shares on the Closing Date.

Due to the loss from continuing operations for the three months ended September 30, 2015 and 2014, diluted weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti-dilutive.

Due to the loss from continuing operations for the nine months ended September 30, 2015 and 2014, diluted weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards do not share in any net loss generated by the Company and are anti-dilutive.

Since the effect would be anti-dilutive, there were 56 and 23 shares of common stock issued under the Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2015, respectively. Since the effect would be anti-dilutive, there were 4 and 3 shares of common stock issued under the ESPP that were not included in the computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2014.

Since the effect would be anti-dilutive, there were 1,754,665 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2015, respectively. Since the effect would be anti-dilutive, there were 3,405,389 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2014, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—BANK ACCEPTANCE NOTES

Customers in China frequently settle their amounts owed to the Company with bank acceptance notes. Bank acceptance notes are draft instruments that are guaranteed to be paid at maturity by the respective bank. Upon receipt of the bank acceptance note, the Company can elect to hold the instrument until maturity and receive full face value, discount the bank acceptance note with the bank for a fee or transfer the bank acceptance note at full face value to suppliers who will accept the bank acceptance note as settlement of the Company’s accounts payable balance with them.

Bank acceptance notes consists of the following:

	September 30, 2015	December 31, 2014
Balance as of beginning of period	$—	$—
Received from customers	4,485	873
Converted to cash	(1,140)	(149)
Paid to suppliers	(1,207)	(724)
Balance as of end of period	$2,138	$—

All of the bank acceptance notes as of September 30, 2015 mature prior to March 31, 2016. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of September 30, 2015, the annual effective discount rate for all of the bank acceptance notes was 5.25%.

NOTE 7—INVENTORIES

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Finished goods	$678	$1,806
Raw materials	5,780	7,467
Reserve	(542)	(1,025)
Inventories, net	$5,916	$8,248

NOTE 8—LONG-LIVED ASSETS

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—LONG-LIVED ASSETS (Continued)

Due to its decision to close its Malaysia facility, the Company performed an analysis to assess the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company recorded a loss on reclassification of $722 as of September 30, 2015.

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

NOTE 9—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan which included the closure of its Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company has engaged advisors and is actively trying to sell its land-use right, building and other fixed assets located at the facility.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysian property, plant and equipment, all of requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were reclassified on the condensed consolidated balance sheet as of September 30, 2015 and classified as Assets Held for Sale. As a result of this analysis, a loss on reclassification of $722 was recorded in the Company’s condensed consolidated statement of comprehensive loss.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Product performance (Note 11)	$14	$189
Salary and wages	426	368
Accrued bonus	538	13
Professional fees	382	704
Restructuring severance and benefits (Note 12)	575	32
Environmental (Note 11)	57	57
Accrued franchise tax	99	565
Client deposits (Note 18)	1,211	213
Other	1,014	639
Total Accrued liabilities	$4,316	$2,780

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to claims and litigation in the normal course of its operations. There have been no material developments in the nine months ended September 30, 2015 in the legal proceedings identified in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, there were no new material legal proceedings during the quarter ended September 30, 2015.

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

On isolated occasions, the Company has also offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company performs long-term performance testing of its encapsulants during product development prior to launching new product introductions and in customer certification of its products prior to entering into mass production. The Company has operated its solar business since the 1970s and over 20 GW worth of solar modules utilizing its encapsulants have been installed in the field with no reported module power performance issues caused by the Company’s encapsulants and no related warranty claims to-date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as it is remote of occurrence. If the Company was to ever receive a warranty claim for such matter, the Company would assess the need for a warranty accrual at that time.

The Company has accrued for specific product performance matters incurred in 2015 and 2014 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

	September 30, 2015	September 30, 2014
Balance as of beginning of year	$189	$4,141
Additions	156	535
Reversals	—	(4,089)
Reductions	(326)	(245)
Foreign exchange impact	(5)	(36)
Balance as of end of period	$14	$306

During the second quarter of 2014, the Company reversed $4,089 of an accrual related to a quality claim by one of the Company’s customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The reversal was recorded in other income, net in the consolidated statements of comprehensive loss for the nine months ended September 30, 2014. The Company stopped selling this product in 2006. The Company has concluded that the settlement of this contingency was no longer probable and was remote.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

	September 30, 2015	September 30, 2014
Balance as of beginning of year	$57	$76
Additions	—	—
Reductions	—	(12)
Balance as of end of period	$57	$64

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

NOTE 12—COST-REDUCTION ACTIONS

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

On July 27, 2015, the Company again reassessed the continued operations of its Malaysia facility and determined to close its Malaysia facility, effective August 2, 2015 following a recent decision by the Company’s largest customer to exit its OEM module production in Malaysia. The Company expects to continue to fulfill orders to this customer from its Spain and China facilities. The Company has reviewed the current inventory on hand and has begun to transfer inventory to its other manufacturing locations. As such, an analysis was performed and inventory was written down to net realizable value. During the third quarter of 2015 the Company recognized $352 of severance and benefits as well as a $467 inventory write down in cost of sales and $467 of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure.

The restructuring accrual consists of $575 for severance and benefits as of September 30, 2015. A rollforward of the severance and other exit cost accrual activity was as follows:

	September 30, 2015	September 30, 2014
Balance as of beginning of year	$32	$1,934
Additions	1,663	65
Reversals	—	(795)
Reductions	(1,120)	(798)
Balance as of end of period	$575	$406

NOTE 13—FAIR VALUE MEASUREMENTS

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

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

•                  Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and

•                  Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of September 30, 2015:

	Financial assets and liabilities at fair value as of September 30, 2015
	Level 1	Level 2	Level 3

Money market funds (1)	$3,440	$—	$—
Bank acceptance notes (2)	$2,138	$—	$—
Deferred compensation (3)	$—	$—	$—
Non-recurring fair value measurements (4)	$—	$—	$8,500
Total	$5,578	$—	$8,500

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2014:

	Financial assets and liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3

Money market funds (1)	$1,441	$—	$—
Bank acceptance notes (2)	$—	$—	$—
Deferred compensation (3)	$—	$(204)	$—
Non-recurring fair value measurements (4)	$—	$—	$—
Total	$1,441	$(204)	$—

(1)         Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)         Refer to Note 6 for further information.

(3)         Included in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 16 for further information.

(4)         Included in Assets Held for Sale on the Company’s Condensed Consolidated Balance Sheets.  Refer to Note 9 for further information.

NOTE 14—INCOME TAXES FROM CONTINUING OPERATIONS

There is no provision or benefit for federal, foreign or state income taxes for the three and nine months ended September 30, 2015 other than income tax benefit resulting from reversal of uncertain tax positions due to statute expirations of $(422) and $(316), respectively.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2015 and December 31, 2014.

During the three and nine months ended September 30, 2014, the Company recorded an income tax (benefit) expense of $(559) and $176, respectively, resulting in an effective tax rate of (14.8)% and 1.9%, respectively. The projected annual effective tax rate, excluding discrete items primarily related to disallowed foreign losses and stock option cancellations, was a benefit of 34.8% as compared to the U.S. federal statutory rate of 35.0%. During the three months ended September 30, 2014, the Company recorded a $284 expense for non-cash deferred tax asset write-off associated with stock option cancellations and had $684 of disallowed foreign losses. The nine months ended September 30, 2014 was also negatively impacted from an additional $1,053 non-cash deferred tax asset write-off associated with stock option cancellations and an additional $1,168 of disallowed foreign losses.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—INCOME TAXES FROM CONTINUING OPERATIONS (Continued)

The Company is currently under routine examination in the United States by the Internal Revenue Service for tax year 2014 in which the Company has claimed a $8,252 income tax refund.

NOTE 15—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2015 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2014	18,065,672	$181	1,240	$(57)	$230,276	$(168,618)	$(4,059)	$57,723
Stock-based compensation	63,439	—	—	—	496	—	—	496
Employee stock purchase plan	1,574	—	—	—	2	—	—	2
Common stock issuance to Zhenfa	—	—	—	—	(4)	—	—	(4)
Special dividend	—	—	—	—	—	(20)	—	(20)
Fractional shares retired resulting from split	(279)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,634)	—	(7,634)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,253)	(1,253)
Balance at September 30, 2015	18,130,406	$181	1,240	$(57)	$230,770	$(176,272)	$(5,312)	$49,310

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At September 30, 2015, there were no shares issued or outstanding.

Common Stock

Reverse Stock Split

As more fully described in Note 1, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2015, there were 18,260,347 shares issued and 18,259,107 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 18,259,107 shares outstanding are 18,130,406 shares of common stock and 128,701 shares of unvested restricted common stock.

Treasury Stock

At September 30, 2015, there were 1,240 shares held in treasury that were purchased at a cost of $57.

NOTE 16—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three year period and expire ten years from date of grant. There were 1,575,452 shares available for grant under the 2009 Plan as of September 30, 2015.

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

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2015:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at January 1, 2015	—	$—	—	$—	$—
Options granted	1,964,665	1.52	—	0.99	(2,240)
Exercised	—	—	—	—	—
Canceled/forfeited	(210,000)	1.52	—	0.99	240
Balance at September 30, 2015	1,754,665	1.52	9.36	0.99	(2,000)
Vested and exercisable as of September 30, 2015	—	—	—	—	—
Vested and exercisable as of September 30, 2015 and expected to vest thereafter	1,638,577	1.52	9.36	0.99	(1,868)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.38 of the Company’s common stock on September 30, 2015.

As of September 30, 2015, there was $1,284 of unrecognized compensation cost related to outstanding employee stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

The following table summarizes the restricted common stock activity of the Company for the nine months ended September 30, 2015:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at January 1, 2015	7,379	$—
Granted	184,761	$—
Vested	(63,439)	$—
Canceled	—	$1.62
Unvested at September 30, 2015	128,701	$—
Expected to vest after September 30, 2015	128,701	$—

As of September 30, 2015, there was $105 of unrecognized compensation cost related to employee and director unvested restricted common stock. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

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

Under the ESPP, eligible employees may use payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company has established four offering periods during the year in which eligible employees may participate. The Company purchases the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased multiplied by the 10% discount is recorded by the Company as stock-based compensation. The Company recorded less than $1 in stock-based compensation expense relating to the ESPP for both three and nine months ended September 30, 2015. The Company recorded less than $1 in stock-based compensation expense relating to the ESPP for both three and nine months ended September 30, 2014. There were 165,092 shares available for purchase under the ESPP as of September 30, 2015.

Deferred Compensation

The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was paid out during the first quarter of 2015. As of September 30, 2015, no deferred compensation arrangements exist.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expense	$178	$322	$553	$1,023
Research and development expense	$—	$—	$—	$—
Total stock-based compensation expense	$178	$322	$553	$1,023
Total option exercise recognized tax benefit	$—	$—	$—	$—

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(3,341)	$(2,930)	$(7,590)	$(9,835)
Depreciation	(421)	(514)	(1,423)	(1,540)
Interest income (expense), net	13	3	(35)	23
Income tax benefit (expense)	422	559	316	(176)
Restructuring	(1,524)	—	(1,663)	730
Stock–based compensation	(178)	(322)	(553)	(1,023)
Non-cash reversal of loss contingency (Note 10)	—	—	—	4,089
Loss on reclassification of held for sale assets	(722)	—	(722)	(1,323)
Loss on disposal of fixed assets	—	(20)	—	(451)
Net Loss from Continuing Operations	$(5,751)	$(3,224)	$(11,670)	$(9,506)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales
Spain	$3,884	$5,661	$12,682	$19,445
Malaysia	433	2,154	4,022	6,953
United States	1	1	50	52
China	2,276	1,698	5,218	3,622
Total Net Sales	$6,594	$9,514	$21,972	$30,072

Long-Lived Assets by Geographic Area

	September 30,	December 31,
	2015	2014
Long-Lived Assets
United States	$1,637	$583
Malaysia	—	8,611
Spain	7,034	7,997
China	2,563	3,004
Hong Kong	2	—
Total Long-Lived Assets	$11,236	$20,195

Foreign sales are based on the country in which the sales originate. Net sales to two of the Company’s major customers, that exceeded 10% of the Company’s consolidated net sales for the three and nine months ended September 30, 2015, were $1,398 and $7,090, respectively. Net sales to one of the Company’s major customers, that exceeded 10% of the Company’s consolidated net sales for the three and nine months ended September 30, 2014, were $3,528 and $11,651, respectively.

Accounts receivable from the two customers amounted to $1,433 and accounts receivable from the one customer amounted to $6,334 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 18—RELATED PARTY TRANSACTIONS

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd (“Huhui”), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China has agreed to supply Huhui with the Company’s encapsulant products and Huhui has agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The term of Huhui Supply Agreement is for one year; provided, however, that the initial contract may be extended for an additional six months in the event that Huhui has not purchased the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of September 30, 2015, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement are fair and reasonable to the Company. The Company received $1,148 as a client deposit from Huhui during the nine months ended September 30, 2015, which is included in accrued liabilities on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2015 the Company recorded $(28) and $94 in net sales to this customer, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

Module-for-Encapsulant Swap Transaction

During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company has agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa has agreed to purchase these modules from the Company for $7,487. As of September 30, 2015 the Company has received $5,385 (excluding foreign exchange impact) leaving a receivable of $2,102 due from Zhenfa related to this transaction.

Employment of Zhenfa Personnel

On July 27, 2015, the Company announced the appointment of Mr. Qu Chao to the office of Vice President, Strategic Investment, and Mr. Kong Weijie as Vice President, Business Development and General Manager, China, effective August 1, 2015. At the time, Messrs. Qu and Kong were officers of Zhenfa. Mr. Qu is also a member of the Company’s Board of Directors. Through September 30, 2015, the services of Messrs. Qu and Kong have been provided by Zhenfa to the Company, at no charge to the Company, pursuant to the terms of the Zhenfa Sale Service Agreement, as described in Note 3 above. In October 2015, the Company was advised by representatives of Zhenfa that Mr. Qu has resigned as an officer of Zhenfa and that Zhenfa would no longer be supporting Mr. Qu’s services as Vice President, Strategic Investment. The Company has not separately engaged Mr. Qu to continue to provide those services. As of the date of this report, Mr. Qu remains a director of the Company.

NOTE 19—SUBSEQUENT EVENT

In October 2015, the Company’s wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is Euro 1.0 million, which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth herein and under Part I, Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A,—Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Explanatory Note: All share amounts and per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected as of January 30, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, we face risks and uncertainties that include, but are not limited to, the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives; (3) our reliance on a single product line; (4) our securing sales to new customers, growing sales to existing key customers; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) excess capacity in the solar supply chain; (10) demand for solar energy in general and solar modules in particular; (11) our operations and assets in China being subject to significant political and economic uncertainties; (12) limited legal recourse under the laws of China if disputes arise; (13) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (14) our lack of credit facility (other than limited accounts receivable factoring arrangements) and our inability to obtain significant additional credit; (15) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (16) volatility in commodity costs; (17) our customers’ financial profile causing additional credit risk on our accounts receivable; (18) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (19)  potential product performance matters and product liability; (20) our substantial international operations and shift of business focus to emerging markets; (21) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (22) losses of financial incentives from government bodies in certain foreign jurisdictions; (23) the ability to realize synergies from the transaction with Zhenfa Energy Group Co., Ltd.; (24) the reduced liquidity of our common stock resulting from our delisting from the New York Stock Exchange and the effect of trading on the OTC Marketplace on the market price of our common stock and (25) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We believe that these initiatives helped to contribute to a 23% increase in consolidated net sales in 2014 over 2013. Notwithstanding the increased net sales, we continue to operate at a substantial net loss. Accordingly, we believe that we must continue to increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $22.7 million, $18.3 million and $211.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net of non-cash impairments, net (losses) income from continuing operations were ($22.7) million, ($18.1) million, and $43.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, we incurred a net loss from continuing operations of ($11.7) million for the nine months ended September 30, 2015.

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

Upon the closing of the Transaction, we entered into a registration rights (the “Registration Rights Agreement”) with the Purchaser that will, among other things, require us to register the Purchased Shares upon the request of the Purchaser or certain transferees of the Purchaser. Pursuant to the terms of the Registration Rights Agreement, these registration rights will not become effective until one year after the Closing Date and the costs incurred in connection with such registrations will be borne by us.

Further, in connection with the closing of the Transaction, we declared a special dividend (the “Special Dividend”) on December 11, 2014 that was subsequently paid on January 2, 2015 to all of our stockholders of record (other than the Purchaser), as of December 26, 2014, in an aggregate amount of approximately $22.6 million, or $2.55 per share of common stock. The cash used to pay the Special Dividend was paid to our transfer agent as of December 31, 2014.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., one of our operating subsidiaries, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided us with an option to lease a manufacturing facility owned by Zhenfa rent free for a period of at least five years. The Sales Service Agreement further provides that if we lease the facility, Zhenfa will provide us with an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. We do not anticipate exercising our option to lease this additional manufacturing facility unless and until we determine we are able to achieve net sales to support the operation of this additional facility. The Sales Service Agreement became effective on December 15, 2014, has an initial term of two years following such date and is automatically extended for one year periods unless terminated earlier by either party.

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

•                  to enhance our presence in China and improve our operating results if the Zhenfa Group is successful in assisting us in marketing and selling our products to Chinese solar module manufacturers;

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

Our transactions with Zhenfa, in addition to providing a substantial cash dividend for our stockholders, provided us with a strategic alliance in China to assist us in the highly competitive Chinese solar encapsulant manufacturing market. For further information on the Transaction or Zhenfa, refer to our definitive proxy statement filed on October 8, 2014 with the United States Securities and Exchange Commission.

2015 Execution with Zhenfa and Assessment of Strategic Alternatives

Although our consolidated net sales have decreased, our net sales in China have increased by 44% in the first nine months of 2015 compared to the first nine months of 2014. We attribute this increase to our ongoing efforts described above, as well as the assistance provided to us by Zhenfa. Notwithstanding these increases, we have not yet been able to achieve the necessary sales volumes to reach break-even EBITDA, as market penetration in China continues to be a difficult process and competition continues to be intense. Moreover, we are facing additional challenges in the encapsulant business as our largest customer recently announced that they will be exiting its OEM module production business. In August 2015, we were notified by certain Chinese module manufacturers that our product was not performing according to the Company’s specifications in their manufacturing processes during final production testing. Based upon this feedback, we have worked to improve the manufacturing process window of our formula with each of the respective prospects’ lamination cycle. As such, we have been delayed in being able to generate net sales from these prospects compared with our original time table. If we incur similar delays with other potential customers, or we are not successful in generating any net sales with any prospects, our net sales, results of operations and financial position could be negatively affected. As we continue with our efforts to return our encapsulant business to profitability, as of July 24, 2015 our Board approved a further restructuring of our encapsulant business to address the evolving market, and we continue to review our operations to further create efficiencies and reduce costs. In addition, with assistance from Zhenfa, we are also seeking to explore possible business opportunities in potentially more profitable areas of the solar supply chain.

Encapsulant Business Restructuring

During the first nine months of 2015, our Spanish facility has generated incremental Adjusted EBITDA and we intend to continue to seek incremental improvement to our Chinese operations, with the understanding that the business environment in China continues to be challenging, even with Zhenfa’s assistance.

In July 2015, following a recent decision by our largest customer in Malaysia to exit its OEM module production in that country, we decided to cease production at our Malaysian facility effective August 2, 2015. We expect to continue to fulfill orders to this customer from our Spain and China facilities. Other factors contributing to the decision to close the facility included underutilization, increasing costs in Malaysia resulting from the recent introduction of a Goods & Services Tax, and the newly launched investigation by the European Commission that may result in anti-dumping and countervailing duties on solar cells and modules consigned from China and assembled in Malaysia and Taiwan. We are in the process of selling the Malaysia facility and its production and ancillary equipment. The Malaysia real estate was recently appraised at approximately $8.0 million. In connection with the shut-down and sale of the Malaysia facility, we expect to incur approximately $1.0 million to $1.5 million of associated non-recurring costs during the second half of 2015, and we further expect to generate approximately $2.4 million of associated annual pre-tax savings. We cannot assure that we will be able to sell our Malaysian real estate on a timely basis or on favorable terms, if at all, that the costs or closure of that facility will not be higher than anticipated, or that we will be able to achieve the expected tax savings.

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

Change in Securities Market for Common Stock

On September 29, 2015, we were notified by the New York Stock Exchange (the “NYSE”) that we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to our failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. Our common stock begin trading on the OTC Pink Marketplace beginning on September 30, 2015 under the ticker symbol “STRI.” On October 5, 2015, our common stock began trading on the OTCQX Marketplace under the symbol “STRI.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock-based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

There have been no changes in our critical accounting policies during the quarter ended September 30, 2015.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$6,594	$9,514	$21,972	$30,072
Cost of sales	8,088	10,544	23,678	32,967
Gross loss	(1,494)	(1,030)	(1,706)	(2,895)
Selling, general and administrative expenses	3,155	2,455	8,545	7,796
Research and development expense	334	291	1,046	842
Provision (recovery) for bad debt expense	225	249	(7)	280
Operating loss	(5,208)	(4,025)	(11,290)	(11,813)
Interest income (expense), net	13	3	(35)	23
Other (expense) income, net (Note 8, 9 and Note11)	(722)	—	(722)	2,766
Loss on disposal of fixed assets	—	(20)	—	(451)
Foreign currency transaction gain (loss)	(256)	259	61	145
Loss from continuing operations before income tax (benefit) expense	(6,173)	(3,783)	(11,986)	(9,330)
Income tax (benefit) expense from continuing operations	(422)	(559)	(316)	176
Net loss from continuing operations	$(5,751)	$(3,224)	$(11,670)	$(9,506)

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$6,594	100.0%	$9,514	100.0%	$(2,920)	(30.7)%	$21,972	100.0%	$30,072	100.0%	$(8,100)	(26.9)%

The decrease in net sales for the three months ended September 30, 2015 compared to the corresponding period in 2014 was driven by an approximate 12% decrease in our average selling price (“ASP”) and an approximate 21% decrease in sales volume. Net sales to two of our major customers, that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2015, were $1.4 million compared to net sales to one of our major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2014 were $3.5 million.

The price decline was primarily caused by foreign exchange translation of the Euro compared to the U.S Dollar, which is our reporting currency. The average Euro exchange rate decreased by 16% in the third quarter of 2015 compared to the corresponding 2014 period. Ex-currency impact, our ASP declined by 1% driven by continued solar industry price reductions. However, our third quarter ex-currency ASP decline was less extensive than in prior years as industry pricing began to stabilize in 2014 resulting from substantial price decreases experienced in prior years and capacity tightening based upon increased demand for solar energy and consolidation of solar manufacturers in many areas of the solar supply chain.

The volume decline was driven by a reduction of net sales with our largest customer, whom modified its OEM manufacturing partner footprint in the latter part of 2014 and announced the significant reduction of their OEM module business by the end of 2015 and an increase its module production in-house in China. Excluding this customer, whom we are trying to obtain business with in China, volume increased by approximately 22% with our remaining customers, primarily driven by a 31% volume increase in China as well as growth in India.

The decrease in net sales for the nine months ended September 30, 2015 compared to the corresponding period in 2014 was driven by an approximate 14% decrease in our ASP and an approximate 15% decrease in sales volume. The volume decline was driven by the factors mentioned above. The average Euro exchange rate decreased by 10% in the third quarter of 2015 compared to the corresponding 2014 period. Ex-currency impact, our ASP declined by 3% driven by continued solar industry price reductions.

On a sequential basis, net sales decreased $1.9 million or 23% compared to the three months ended June 30, 2015. This decrease was primarily driven by a 20% decrease in sales volume and a 4% decrease in ASP. The sequential volume decrease was primarily driven by the impact of our largest customer repositioning its manufacturing operations as described above as well as a sequential seasonal volume decline experienced by our Spanish facility due to typical summer seasonality in Europe.

We are currently in the certification process with potential customers, including prospects introduced to us by Zhenfa. In August 2015, we were notified by certain Chinese module manufacturers that our product was not performing according to our specifications in their manufacturing processes during final production testing. Based upon this feedback, we worked to improve the manufacturing process window of our formula with each of the respective prospects’ lamination cycle. As such, we have been a delayed in being able to generate net sales from prospects compared with our original time table.

Notwithstanding these delays, we have begun commercial shipments to two large new customers in the fourth quarter of 2015. If we are successful in maintaining and further increasing net sales to these two new customers, we expect that we may be able to increase our sales volume in China and more fully utilize our manufacturing capacity in China. We further expect that any such sales volume will be partially offset by continuing pricing pressures.

If we incur similar delays with other potential customers, or we are not successful in generating any significant net sales with these new customers or any prospects, our net sales, results of operations and financial position could be negatively affected. Internal customer qualification testing is a very rigorous process that can take anywhere from a few months to a few years. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. In addition, we may also experience ramp delays after module manufacturers complete the internal certification process and introduce our encapsulants in their mass-production process for the first time. If our encapsulants do not perform similarly during initial module production as they did during certification and internal testing, we may have to perform additional engineering and laboratory testing, and in some cases may have to change our encapsulant formulation which would require the reperformance of qualification testing. Any production ramp issues that we may experience with potential customers will require additional costs to resolve and would reduce our net sales, both of which would negatively impact the results of our operations and financial condition.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$8,088	122.7%	$10,544	110.8%	$(2,456)	(23.3)%	$23,678	107.8%	$32,967	109.6%	$(9,289)	(28.2)%

The decrease in our cost of sales for the three months ended September 30, 2015 compared to the corresponding period in 2014 reflects $2.6 million of lower material costs primarily associated with the 21% decrease in sales volume and an approximate 17% decrease in raw material cost per unit. The lower raw material cost per unit was driven by foreign currency translation benefit received by our Spanish plant related to a 16% decrease in the Euro for the third quarter of 2015 versus the corresponding 2014 quarter as well as favorable price dynamics in the global resin market due to the recent sharp decline in the price of oil. We also experienced higher yield and improved efficiencies in raw material consumption during production including a 30% increase in our paperless products sales volume. Direct labor decreased by $0.2 million associated with the sales volume decrease. Overhead costs increased by $0.2 million primarily due to $0.5 million of restructuring charges relating to the closure of the Malaysia plant partially offset by continued cost-reduction actions.

The decrease in our cost of sales for the nine months ended September 30, 2015 compared to the corresponding period in 2014 reflects $8.2 million of decreased material costs primarily associated with the 15% decrease in sales volume and an approximate 22% decrease in raw material cost per unit. The lower raw material cost per unit was driven by foreign currency translation benefit received by our Spanish plant related to an 10% decrease in the Euro for the first nine months of 2015 versus the corresponding 2014 period as well as favorable price dynamics in the global resin market due to the recent sharp decline in the price of oil. We also experienced higher yield and improved efficiencies in raw material consumption during production including a 29% increase in our paperless products sales volume. Direct labor decreased by $0.3 million associated with the sales volume decrease. Overhead costs decreased by $0.2 million primarily due to continued cost-reduction actions that more than offset increased restructuring charges.

Gross Loss

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross loss	$(1,494)	(22.7)%	$(1,030)	(10.8)%	$(464)	(45.0)%	$(1,706)	(7.8)%	$(2,895)	(9.6)%	$1,189	41.1%

Gross loss as a percentage of net sales declined for the three months ended September 30, 2015 compared to the corresponding period in 2014 mainly as a result of the $0.8 million in restructuring charges related to the closure of the Malaysia plant, lower ASP and reduced absorption partially offset by a decrease in raw material costs as described above as well as benefits from prior cost-reduction actions.

Gross loss as a percentage of net sales improved for the nine months ended September 30, 2015 compared to the corresponding period in 2014 mainly as a result of a decrease in raw material costs as described above that more than offset our ex-currency ASP decline of 3%, lower absorption of fixed costs at our Malaysia and China facilities and the $1.4 million of increased restructuring charges related to the closure of the Malaysia plant.

Gross loss as a percentage of sales declined for the three months ended September 30, 2015 compared to the three months ended June 30, 2015 due to restructuring charges of $0.8 million related to the closure of our Malaysia facility, $0.2 million in inventory adjustments and reduced absorption. These negative impacts were partially offset by reduced raw material costs and benefits from prior cost reduction actions.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$3,155	47.8%	$2,455	25.8%	$700	28.5%	$8,545	38.9%	$7,796	(25.9)%	$749	9.6%

SG&A increased $0.7 million for the three months ended September 30, 2015 compared to 2014. This increase was primarily driven by a $0.7 million increase in restructuring charges due to costs related to the closing of our Malaysia facility. Professional fees increased by $0.5 million primarily related to capitalizing strategic alternative fees associated with the Zhenfa transaction during the third quarter of 2014. These negative impacts more than offset a $0.1 million decrease in stock-based compensation due to cancelling all previously granted options in the fourth quarter of 2014 due to the approval of the Zhenfa transaction, $0.4 million in decreased labor and lower facility costs driven by the sale of our East Windsor, Connecticut facility in October 2014.

SG&A increased $0.7 million for the nine months ended September 30, 2015 compared to 2014. This increase was primarily driven by $0.5 million of annual incentive compensation expense, professional fees increased by $0.5 million primarily related to capitalizing strategic alternative fees associated with the Zhenfa transaction during the third quarter of 2014 and $1.0 million of higher restructuring charges related to the closure of our Malaysia facility. These negative impacts were partially offset by a $0.5 million decrease in stock-based compensation due to cancelling all previously granted options in the fourth quarter of 2014 due to the approval of the Zhenfa transaction, $0.8 million in decreased labor and benefits and lower facility costs driven by the sale of our East Windsor, Connecticut facility in October 2014.

SG&A for the three months ended September 30, 2015 were $3.2 million compared to $2.8 million for the three months ended June 30, 2015. The sequential increase was driven by $0.7 million of increased restructuring charges partially offset by $0.2 million lower of annual incentive compensation expense and the non-recurrance state sales tax audit settlement of $0.1 million during the second quarter of 2015.

Research and Development Expense (“R&D”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$334	5.1%	$291	3.1%	$43	14.8%	$1,046	4.8%	$842	2.8%	$204	24.2%

Research and development expense increased by less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively compared to the corresponding periods in the prior year.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$225	3.4%	$249	2.6%	$(24)	(9.6)%	$(7)	—%	$280	0.9%	$(287)	(102.5)%

The provision for bad debt expense recorded during the three months ended September 30, 2015 primarily related to aging of certain Chinese customers. The recovery for bad debt expense for the nine months ended September 30, 2015 was primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy.

Interest Income (Expense), Net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest income (expense), net	$13	0.2%	$3	—%	$10	333.3%	$(35)	(0.2)%	$23	0.1%	$(58)	(252.2)%

Interest income, net increased less than $0.1 million and decreased $0.1 million during the three and nine months ended September 30, 2015, respectively compared to the corresponding 2014 periods primarily due to interest paid upon the completion of a Connecticut sales tax audit and lower interest income earned due to lower cash balances in 2015 compared to 2014.

Other (Expense)Income, Net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other (expense) income, net	$(722)	(10.9)%	$—	—%	$(722)	(100.0)%	$(722)	(3.3)%	$2,766	9.2%	$(3,488)	(126.1)%

In July 2015, we announced a restructuring plan which included the closure of our Malaysia facility, effective as of August 2, 2015. Subsequent to the announcement, we have engaged advisors and are actively trying to sell the land-use right, building and other fixed assets located at the facility. A loss on reclassification of $0.7 million was recorded based upon our assessment of the status of the Malaysian property, plant and equipment.

In June 2014, we received a signed letter of intent from a potential buyer for our East Windsor, Connecticut facility for approximately $4.8 million and the asset was classified as held for sale as of June 30, 2014.  The sale of the property was part of our focus to reduce our footprint and operating costs. As such, an analysis of the asset group was performed and a loss on reclassification of $1.3 million was recorded. The property was later sold in 2014.

During the second quarter of 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We concluded that the settlement of this contingency is no longer probable and is remote.

Loss on Disposal of Fixed Assets

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Loss on disposal of fixed assets	$—	—%	$(20)	(0.2)%	$20	100.0%	$—	—%	$(451)	(1.5)%	$451	100.0%

In 2014, we sold our land use rights for a parcel of land located in Suzhou, China to the Administration Committee of Changkun Industrial Government for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million for the six months ended June 30, 2014.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(256)	(3.9)%	$259	2.7%	$(515)	(198.8)%	$61	0.3%	$145	0.5%	$(84)	(57.9)%

The foreign currency transaction loss for the three months ended September 30, 2015 was $0.3 million compared to a gain of $0.3 million in the corresponding 2014 period. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which decreased 12% for the three months ended September 30, 2015, compared to a 7% decrease during the corresponding 2014 period.

The foreign currency transaction gain for the nine months ended September 30, 2015 and 2014 was $0.1 million. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which decreased 12% for the nine months ended September 30, 2015, compared to a 7% decrease during the corresponding 2014 period.

Our primary foreign currency exposures are intercompany loans and U.S. dollar cash balances in foreign locations.

Income Tax (Benefit) Expense from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense from continuing operations	$(422)	(6.4)%	$(559)	(5.9)%	$137	24.5%	$(316)	1.4%	$176	0.6%	$(492)	(279.5)%

During the three and nine months ended September 30, 2015, we recorded an income tax benefit of $0.4 million and $0.3 million, respectively, resulting in an effective tax rate of (6.8)% and (2.6)%, respectively. The tax provision reflects discrete items in the quarter primarily relating to reversal of uncertain tax positions due to statute expiration resulting in a $0.4 million benefit in the quarter. The projected annual effective tax rate excluding these discrete items is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

During the three and nine months ended September 30, 2014, we recorded an income tax benefit of $0.6 million and an income tax expense of $0.2 million, respectively, resulting in an effective tax rate of (14.8)% and 1.9%, respectively. The projected annual effective tax rate from continuing operations, excluding discrete items primarily related to disallowed foreign losses and stock option cancellations, was a benefit of 34.8% as compared to the U.S. federal statutory rate of 35.0%. During the three months ended September 30, 2014, we recorded a $0.3 million expense for a non-cash deferred tax asset write-off associated with stock option cancellations and had $0.7 million of disallowed foreign losses. The nine months ended September 30, 2014 was also negatively impacted by an additional $1.1 million non-cash deferred tax asset write-off associated with stock option cancellations and an additional $1.2 million of disallowed foreign losses.

We are currently under routine examination in the United States by the Internal Revenue Service for tax year 2014 in which we have claimed a $8.3 million income tax refund.

Net Loss from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations	$(5,751)	(87.2)%	$(3,224)	(33.9)%	$(2,527)	(78.4)%	$(11,670)	(53.1)%	$(9,506)	(31.6)%	$(2,164)	(22.8)%

Net loss from continuing operations for the three months ended September 30, 2015 increased compared to the corresponding 2014 period driven by lower net sales, the $0.7 million loss on reclassification, $0.5 million of unfavorable impact from foreign currency, $1.5 million of higher restructuring charges and lower income tax benefit.

Net loss from continuing operations for the nine months ended September 30, 2015 increased compared to the corresponding 2014 period driven by the $4.1 million non-cash product performance accrual reversal in 2014 that did not recur in 2015, $2.4 million of higher restructuring charges and $0.6 million of reduced loss on reclassification for held to use assets.

On a sequential basis, net loss from continuing operations for the third quarter of 2015 was $5.8 million compared to a net loss from continuing operations of $3.3 million for the second quarter of 2015. The sequentially higher net loss of $2.5 million was primarily due to $1.5 million of restructuring charges, the $0.7 million loss on reclassification and negative foreign exchange impact. These negative impacts were partially offset by higher income tax benefit.

Net Earnings (Loss) from Discontinued Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net earnings ( loss) from discontinued operations	$4,036	61.2%	$(685)	(7.2)%	$4,721	689.2%	$4,036	18.4%	$(685)	(2.3)%	$4,721	689.2%

Net earnings from discontinued operations for the three and nine months ended September 30, 2015 relates to the reversal of $4.0 million of uncertain tax positions of the Company’s former QA business due to the expiration of the statute of limitations.

Net loss from discontinued operations for the three and nine months ended September 30, 2014 relates to proposed audit adjustments relating to state filings of the Company’s former QA business, which was sold in 2011. We recorded an income tax expense to discontinued operations of $0.7 million.

Net Loss

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from	$(1,715)	(26.0)%	$(3,909)	(41.1)%	$2,194	56.1%	$(7,634)	(34.7)%	$(10,191)	(33.9)%	$2,557	25.1%

Net loss for the three months ended September 30, 2015 decreased compared to the corresponding 2014 period driven by the reversal of $4.0 million of uncertain tax positions of the Company’s former QA business due to the expiration of the statute of limitations which more than offset lower net sales, the $0.7 million loss on reclassification, $0.5 million of unfavorable impact from foreign currency, $1.5 million of higher restructuring charges and lower income tax benefit.

Net loss for the nine months ended September 30, 2015 decreased compared to the corresponding 2014 period driven by the reversal of $4.0 million of uncertain tax positions of the Company’s former QA business due to the expiration of the statute of limitations and $0.6 million of reduced loss on reclassification for held to use assets which more than offset the $4.1 million non-cash product performance accrual reversal in 2014 that did not recur in 2015 and $2.4 million of higher restructuring.

On a sequential basis, net loss for the third quarter of 2015 was $1.7 million compared to a net loss of $3.3 million for the second quarter of 2015. The sequentially lower net loss of $1.6 million was primarily due to, $1.5 million of restructuring charges, the $0.7 million loss on reclassification and $0.1 million of negative foreign exchange impact. These negative impacts were partially offset by higher income tax benefit and the reversal of $4.0 million of uncertain tax positions of the Company’s former QA business due to the expiration of the statute of limitations.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 17-Reportable Segment and Geographical Information located in the Notes to the condensed consolidated financial statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non-GAAP EPS from continuing operations (“non-GAAP EPS”) is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(3,341)	$(2,930)	$(7,590)	$(9,835)
Depreciation	(421)	(514)	(1,423)	(1,540)
Interest income (expense), net	13	3	(35)	23
Income tax benefit (expense)	422	559	316	(176)
Restructuring	(1,524)	—	(1,663)	730
Stock-based compensation	(178)	(322)	(553)	(1,023)
Non-cash reversal of loss contingency	—	—	—	4,089
Loss on reclassification on held for sale assets	(722)	—	(722)	(1,323)
Loss on disposal of fixed assets	—	(20)	—	(451)
Net Loss from Continuing Operations	$(5,751)	$(3,224)	$(11,670)	$(9,506)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net sales	$6,594	$9,514	$(2,920)	(30.7)%	$21,972	$30,072	$(8,100)	(26.9)%
Adjusted EBITDA	$(3,341)	$(2,930)	$(411)	(14.0)%	$(7,590)	$(9,835)	$2,245	22.8%
Adjusted EBITDA as % of segment Net sales	(50.7)%	(30.8)%			(34.5)%	(32.7)%

Adjusted EBITDA as a percentage of net sales declined for the three months ended September 30, 2015 compared to 2014 driven by a decline in ASP, lower sales volume, and $0.5 million of unfavorable foreign exchange partially offset by reduced material costs.

Adjusted EBITDA as a percentage of net sales declined for the nine months ended September 30, 2015 compared to 2014 driven by a decline in ASP, lower sales volume and increased SG&A and R&D. These negative impacts were partially offset by reduced material costs, improved bad debt and $0.1 million of favorable foreign currency impact.

Adjusted EBITDA for the third quarter of 2015 was $(3.3) million compared to $(2.5) million for the second quarter of 2015. The $0.8 million decrease was driven by increased gross loss, bad debt and $0.1 million of unfavorable foreign currency transactional loss.

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

On July 27, 2015, following a recent decision by our largest customer to exit its OEM module production in Malaysia, we again reassessed the continued operations of our Malaysia facility and determined to close our Malaysia facility, effective August 2, 2015. We expect to continue to fulfill orders to this customer from our Spain and China facilities. During the third quarter of 2015 we recognized $0.3 million of severance and benefits as well as a $0.5 million inventory write down in cost of sales and $0.5 million of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	September 30, 2015	September 30, 2014
Balance as of beginning of year	$0.1	$1.9
Additions	1.6	0.1
Reversals	—	(0.8)
Reductions	(1.1)	(0.8)
Balance as of end of period	$0.6	$0.4

The restructuring accrual consists of $0.6 million of severance and benefits as of September 30, 2015. The restructuring accrual as of September 30, 2014 consisted of $0.1 million of severance and benefits and $0.3 million of other exit costs. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss from continuing operations	$(5,751)	$(3,224)	$(11,670)	$(9,506)
Adjustments to net loss from continuing operations:
Stock-based compensation expense	178	322	553	1,023
Restructuring	1,524	—	1,663	(730)
Non-cash reversal of loss contingency	—	—	—	(4,089)
Loss on reclassification on held for sale assets	722	—	722	1,323
Non-cash reversal of uncertain tax positions	(325)	—	(325)	—
Tax impact of option cancellation	—	—	—	1,058
Tax effect of adjustments	(590)	(110)	(765)	884
Non-GAAP net loss from continuing operations	$(4,242)	$(3,012)	$(9,822)	$(10,037)

Basic shares outstanding GAAP	18,119,567	8,795,542	18,085,609	11,304,845
Diluted shares outstanding GAAP	18,119,567	8,795,542	18,085,609	11,304,845
Stock options	—	—	—	—
Restricted common stock	—	—	—	—
Diluted shares outstanding non-GAAP	18,119,567	8,795,542	18,085,609	11,304,845
Diluted net loss per share from continuing operations	$(0.32)	$(0.37)	$(0.65)	$(0.84)
Diluted non-GAAP net loss per share from continuing operations	$(0.23)	$(0.34)	$(0.54)	$(0.89)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of September 30, 2015, our principal source of liquidity was $9.6 million of cash, $2.1 million of bank acceptance notes, $2.1 million due from Zhenfa and $8.3 million of income tax receivables. Our principal needs for liquidity have been and for the foreseeable future will continue to be for capital investments and working capital. Payment terms are currently longer in China than in many other locations which has delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable, or fail to receive payment of accounts receivable in a timely fashion, or obtain bank acceptance notes from our customers, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivables from certain of our customers. We are also exploring accounts receivable factoring facilities in China to increase our liquidity options.

In October 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other Foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is Euro 1.0 million, which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility effective August 2, 2015. We are in the process of selling the Malaysia facility and its production and ancillary equipment. The Malaysia real estate was recently appraised at approximately $8.0 million. In connection with the shut-down and sale of the Malaysia facility, we expect to incur approximately $1.0 million to $1.5 million of associated annual pre-tax savings. We cannot assure that we will be able to sell our Malaysian real estate on a timely basis or on favorable terms, if at all, that the costs or closure of that facility will not be higher than anticipated, or that we will be able to achieve the expected tax savings.

In addition, we are seeking to explore possible business opportunities in potentially more profitable areas of the solar supply chain as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing any such transactions, we may be required to expend significant funds, incur additional debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and which may negatively affect our operating results and financial condition. We cannot assure you that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not able to fund our working capital needs, we will have to slow our projected growth which may delay our expected return to profitability. We expect to fund our expected growth with our existing cash, bank acceptance notes and income tax receivable, leveraging our European Factoring facility and other potential working capital financing arrangements that we are currently seeking.

Our cash and cash equivalents balance is located in the following geographies:

September 30, 2015
United States	$4,921
Spain	1,756
Malaysia	838
China	1,969
Hong Kong	75
Consolidated	$9,559

We do not permanently reinvest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities to us, we expect the undistributed earnings of our Malaysia subsidiary will be repatriated in a tax free manner. We do not permanently invest our Spain earnings and as such, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings. However, we plan to utilize our cash located in Hong Kong and China to fund a portion of our working capital requirements and capital investment in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $4.5 million for the nine months ended September 30, 2015 compared to net cash used in operating activities of $10.3 million for the nine months ended September 30, 2014. Net loss plus and minus non-cash adjustments declined by $0.2 million for the nine months ended September 30, 2015 compared to the same period in 2015. This improvement was driven by cost-reduction efforts. In addition, we received $5.4 million as a deposit from Zhenfa under our EVA for module swap settlement entered into between Zhenfa and ReneSola for payment of prior outstanding ReneSola accounts receivable balances. These positive impacts were partially offset by the 2014 period benefiting from the receipt of a $6.2 million income tax refund which did not recur in 2015.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was less than $0.1 million for the nine months ended September 30, 2015 due to receiving cash refunds for our prior state tax receivable.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $2.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. The 2015 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China. The 2014 capital investments mainly related to building out our leased facility in China and enhancements made to our production equipment to convert to paperless products. These investments were more than offset from proceeds received in the second quarter of 2014 for the sale of our land use right located in Suzhou, China. We expect remaining 2015 consolidated capital expenditures to approximate to $0.1 million.

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash used in operating activities from continuing operations less capital investments. Free cash flow was $(6.8) million and $(13.0) million in the nine months ended September 30, 2015 and 2014, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock, share repurchases and acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash used in operating activities from continuing operations	$(807)	$(5,219)	$(4,491)	$(10,339)
Less: capital investments	(77)	(937)	(2,354)	(2,657)
Free cash flow	$(884)	$(6,156)	$(6,845)	$(12,996)

Cash Flow from Financing Activities from Continuing Operations

Net cash used in financing activities was less than $0.1 million for the nine months ended September 30, 2015 primarily due to trailing payments related to the Special Dividend. Net cash used in financing activities was $24.6 million for the nine months ended September 30, 2014 mostly due to the repurchase of common stock and related fees associated with executing a modified “Dutch Auction” tender offer.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first nine months of 2015, we were not materially affected by inflation and do not expect to be during the remainder of 2015.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. We are currently evaluating the new guidance to determine the impact it may have to our condensed consolidated financial statements.

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

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for years beginning after December 15, 2016. We are currently evaluating the new guidance to determine the impact it may have to our condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have foreign currency exposure related to our operations outside of the United States, other than Malaysia where the functional currency is the U.S. dollar. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our condensed consolidated results of operations. For the nine months ended September 30, 2015 and 2014 approximately $17.9 million, or 81.5%, and $23.1 million, or 76.7%, respectively, of our net sales were denominated in foreign currencies. We expect that the percentage of our net sales denominated in foreign currencies may increase in the foreseeable future as we expand our operations in China. The costs related to our foreign currency net sales are mostly denominated in the same respective currency, thereby partially offsetting our foreign exchange risk exposure. However, for net sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

We do not engage in any hedging activities related to this exchange rate risk. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2015 would have caused a change in consolidated net assets of approximately $1.6 million and a change in net sales of approximately $1.8 million.

Interest Rate Risk

As of September 30, 2015, we have no debt and no credit facility. Our current interest rate risk relates to interest income earned on idle cash and cash equivalents.

Raw Material Price Risk

Resin is the major raw material that we purchase for production of our encapsulants. The price and availability of resin is subject to market conditions affecting supply and demand. In particular, the price of many of our raw materials can be impacted by fluctuations in natural gas, petrochemical and supply and demand dynamics in other industries. In the first nine months of 2015, we have not experienced any significant raw material inflation. We currently do not have a hedging program in place to manage increases in raw material prices. However, we try to mitigate raw material inflation by taking advantage of early payment discounts and ensuring that we have multiple sourcing alternatives for each of our raw materials. Increases in raw material prices could have a material adverse effect on our gross margins and results of operations, particularly in circumstances where we have entered into fixed price contracts with our customers.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material developments in the nine months ended September 30, 2015 in the legal proceedings identified in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, there were no new material legal proceedings during the quarter ended September 30, 2015.

Item 1A.  Risk Factors

In addition to following risks and uncertainties, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II. “Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2015, which could materially affect our business, financial position and results of operations.

We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Exchange Act.

Following our delisting from the New York Stock Exchange, as a public company with fewer than 300 stockholders of record, we register our shares of common stock, on a voluntary basis, under Section 12(g) of the Exchange Act. Although we currently expect to continue to register our shares of common stock on a voluntarily basis under Section 12(g) of the Exchange Act, Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. Accordingly, we are eligible to deregister our common stock under the Exchange Act, if we obtain the consent from our majority stockholder in accordance with the Purchase Agreement. Upon the effectiveness of the termination of registration under Section 12, we would not be required to comply with certain disclosure requirements under the Exchange Act, including, but not limited to, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities. At such time, you may not have access to current information about our Company. Although we do not currently have plans to deregister, the current number of record holders of our common stock enables us to do so. If we cease filing periodic reports for any reason, investors would have limited access to information about our business, which may reduce the value of our common stock and also affect your ability to sell our common stock.

Our common stock was suspended from the New York Stock Exchange (the “NYSE”) on September 29, 2015 (and subsequently delisted) and we began trading on the OTC Marketplace on September 30, 2015. Delisting from the NYSE could limit the liquidity of our common stock, and hinder our ability to raise additional capital as well as having other negative results.

Our common stock was suspended from the New York Stock Exchange (the “NYSE”) on September 29, 2015 (and subsequently delisted) due to our failure to satisfy the NYSE’s continued listing criteria. Our common stock currently trades on the

OTCQX Marketplace under the symbol “STRI,” which is a less prestigious and less active marketplace. Accordingly, liquidity in the trading of our common stock could be limited, which could limit the ability of our stockholders to sell our common stock in the secondary market.

Additionally, trading on an over-the-counter quotation system could adversely affect our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.

Our common stock is classified as “penny stock” and trading of our shares may be restricted by the SEC’s penny stock regulations.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a “penny stock.” The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common shares.

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

STR HOLDINGS, INC.
(Registrant)

Date: November 13, 2015	/s/ JOSEPH C. RADZIEWICZ
	Name:	Joseph C. Radziewicz
	Title:	Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)