Form 10-K
period 2015-12-31
STR HOLDINGS, INC.
filed 2016-03-22
CIK 1473597

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
Common Stock $0.01 par value per share

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $9,457,070 based on the price of the last reported sale of $1.19 per share on the New York Stock Exchange on that date.

         On February 29, 2016, the registrant had 18,345,703 outstanding shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Reverse Stock Split

        On January 30, 2015, we effected a reverse stock split of our common stock at a ratio of one share-for-every three shares of the outstanding common stock. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in this report, including the financial statements and accompanying notes included herein.

Overview

        STR Holdings, Inc. and its subsidiaries ("we", "us", "our" or the "Company") commenced operations in 1944 as a plastics and industrial materials research and development company. Based upon our expertise in polymer science, we evolved into a global provider of encapsulants to the solar industry. Encapsulant is a critical component used to protect solar cells and hold solar modules together.

        We were the first to develop ethylene-vinyl acetate ("EVA") based encapsulants for use in commercial solar module manufacturing. Our initial development effort was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time, we have expanded our solar encapsulant business, by investing in research and development and global production capacity.

        In September 2011, we sold our Quality Assurance ("QA") business, which provided consumer product development, inspection, testing and audit services that enabled our retail and manufacturing clients to determine whether products met applicable safety, regulatory, quality, performance and social standards, to Underwriters Laboratories, Inc. ("UL") for $275.0 million in cash, plus assumed cash. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Annual Report on Form 10-K. Further information about our divestiture of the QA business is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

        Our net sales and profitability have declined significantly since 2010. We attribute these declines primarily to a rapid shift of solar module production from the United States and Europe to Asia, particularly China, the loss of our largest customer in 2013, financial distress of certain of our key customers, intensified competition and steep price declines resulting from excess capacity that previously existed throughout the solar manufacturing industry.

        For several years, we have been working to increase our market share in China through investments in people, research and development and facilities, including:

  •
  increasing our Chinese sales and technical service teams to develop customer relationships at the tactical level and provide customer service in the local language, custom and time zone;

  •
  investing in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied; and

  •
  investing in or otherwise contracting local manufacturing capacity in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production.

        On January 13, 2014, our indirect subsidiary, STR Solar (Hong Kong), Limited, entered into a Contract Manufacturing Agreement (the "Manufacturing Agreement") with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. ("FeiYu") and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu ("Xiesheng," and together with FeiYu, the "Manufacturer"), under which FeiYu agreed to manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.1 gigawatts ("GW") of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility in Shajiabang, Changshu Jiangsu Province, China. This facility became operational in the fourth quarter of 2014 and currently has 1.0 GW of production capacity.

        We continue to operate at a substantial net loss. Accordingly, we believe that we must continue to increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $13.4 million and $22.7 million for the years ended December 31, 2015 and 2014, respectively.

Transaction with Zhenfa

        In 2014, we entered into a purchase agreement (the "Purchase Agreement") and certain other definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company ("Zhenfa") and its affiliate, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the "Zhenfa U.S.").

Sale of Common Stock and Special Dividend

        Pursuant to the Purchase Agreement, on December 15, 2014 (the "Closing Date"), we completed the sale of an aggregate of approximately 9.2 million shares (the "Purchased Shares") of our common stock to Zhenfa U.S. for an aggregate purchase price of approximately $21.7 million, or $2.35 per share (the "Transaction"). The Purchased Shares represented approximately 51% of our outstanding shares of common stock as of the Closing Date. In addition, pursuant to the terms of the Purchase Agreement, two members of the Board of Directors resigned, effective as of the Closing Date, and the Board of Directors was expanded from five to seven members. Four new directors, all nominated by Zhenfa U.S., were appointed to the Board of Directors effective upon the closing of the Transaction, constituting a majority of the Board of Directors. The Board of Directors also formed a Special Committee of Continuing Directors comprised of John A. Janitz and Andrew M. Leitch, both of whom were independent members of our Board of Directors prior to the sale of the Purchased Shares. The Special Committee of Continuing Directors has the power and authority to, among other things, (i) represent us in enforcing all matters under the Purchase Agreement and (ii) review and approve certain related-party transactions with Zhenfa U.S. and its affiliates.

        Upon the closing of the Transaction, we entered into a registration rights agreement (the "Registration Rights Agreement") with Zhenfa U.S. that will, among other things, require us to register, at our expense, the Purchased Shares upon the request of Zhenfa U.S. or certain transferees of Zhenfa U.S.

        Further, in connection with the closing of the Transaction, we declared a special dividend (the "Special Dividend") on December 11, 2014, that was subsequently paid on January 2, 2015 to all of our stockholders of record (other than Zhenfa U.S.), as of December 26, 2014, in an aggregate amount of approximately $22.6 million, or $2.55 per share of common stock.

Sales Service Agreement

        In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., one of our operating subsidiaries, entered into a sales service agreement (the "Sales Service Agreement") with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided us with an option to lease a manufacturing facility owned by Zhenfa rent free for a period of at least five years. The Sales Service Agreement further provides that if we lease the facility, Zhenfa will provide us with an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. We do not anticipate exercising our option to lease this additional manufacturing facility unless and until we determine we are able to achieve net sales to support the operation of this additional facility. In connection therewith we are also discussing with Zhenfa the opportunity to use alternative manufacturing sites owned or used by Zhenfa or its affiliates, to those contemplated in the Sales Service Agreement. The Sales Service Agreement became effective on December 15, 2014, has an initial term of two years and is automatically extended for one-year periods unless terminated earlier by either party.

        Zhenfa and its affiliates (collectively, the "Zhenfa Group") is a leading solar systems integrator, engineering, procurement, and construction company and solar power station owner-operator within China. We entered into the Transaction with Zhenfa primarily for the following strategic considerations:

  •
  China has become the world's largest solar module manufacturing market. We have historically struggled to effectively penetrate that market in order to compete effectively. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many Chinese solar module manufacturers;

  •
  to enhance our presence in China and improve our operating results to the extent that the Zhenfa Group is successful in assisting us in marketing and selling our products to Chinese solar module manufacturers;

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

2015 Execution with Zhenfa and Assessment of Strategic Alternatives

        Although our consolidated net sales have decreased, our net sales in China have increased by 63% in 2015 compared to 2014. We attribute this increase to our ongoing efforts to increase our share of the Chinese market, as well as the assistance provided to us by Zhenfa. Notwithstanding these increases, we have not yet been able to achieve the necessary sales volume to reach break-even EBITDA, as market penetration in China continues to be a difficult process and intense competition, including pricing pressure, persists.

Encapsulant Business Restructuring

        During 2015, our Spanish facility generated incremental Adjusted EBITDA. We intend to continue to seek incremental improvement to our Chinese operations, with the understanding that the business environment in China continues to be challenging, even with Zhenfa's assistance.

        In July 2015, following a recent decision by our largest customer to exit its OEM module production in Malaysia, we decided to cease production at our Malaysian facility effective August 2, 2015. We continued to fulfill orders to this customer from our Spain and China facilities. Other factors contributing to the decision to close the facility included underutilization, increasing costs in Malaysia resulting from the recent introduction of a Goods & Services Tax, and the investigation by the European Commission that may result in anti-dumping and countervailing duties on solar cells and modules consigned from China and assembled in Malaysia and Taiwan. We have been seeking to sell the Malaysia facility and have sold certain of its production and ancillary equipment. Earlier in 2015, the Malaysia real estate had been appraised at approximately $8.0 million. In connection with the shut-down and sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. We cannot assure that we will be able to sell our Malaysian real estate on a timely basis or on favorable terms, if at all, that the costs of closure of that facility will not be higher than anticipated, or that we will be able to achieve the expected savings. Should market conditions warrant, and provided we have not yet sold the associated PP&E, we may consider restarting the facility, among other options, to provide us with additional capacity. Returning the facility to operational condition would entail replacing some ancillary equipment sold at auction and rebuilding the manufacturing team, the costs for which have been neither calculated nor analyzed.

Assessment of Entry into Downstream Solar

        Over the past several years, we believe that profits in the solar supply chain have shifted from upstream manufacturers to downstream service providers and solar project owners. With Zhenfa's assistance under our Sales Service Agreement, we have assessed multiple downstream projects, but have no current actionable investment opportunities. We expect to continue to evaluate potential opportunities to participate in the downstream market as they arise, which may include construction financing of solar projects, acquisition and ownership of operating solar projects and developing solar projects.

Change in Securities Market for Common Stock

        On September 29, 2015, we were notified by the New York Stock Exchange (the "NYSE") that we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to our failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15.0 million. Our common stock began trading on the OTC Pink Marketplace beginning on September 30, 2015 under the ticker symbol "STRI." Following our upgrade application to the OTC Marketplace, our common stock began trading on the OTCQX Marketplace under the symbol "STRI", effective October 5, 2015.

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

        Government incentive programs, which make solar energy more price competitive with other energy sources, are among the key demand drivers for PV. Historically, the largest growth in the demand for PV was in the European Union, driven by its goal of generating 20% of its electricity from renewable sources by 2020. However, Europe's share of global demand has recently declined and is expected to continue to decline as many European Union countries, such as Germany and Italy, continue to reduce their subsidy programs in light of financing constraints, overall fiscal policy, and saturation due to cumulative installed capacity. The reduction in subsidies and increased competition in the solar industry have driven a reduction in selling prices throughout the supply chain that is expected to yield future unit volume growth in new end markets as grid- parity is achieved and a price-elastic model continues to develop. We anticipate continued growth in installations of PV modules in the United States, China, India, South America, Africa and the Middle East.

        Despite our expectations for favorable conditions for the adoption of solar electricity generation, solar energy continues to represent only a small fraction of the world's electricity supply.

Solar Energy Systems

        Solar electricity is primarily generated by PV systems comprised of solar modules, mounting structures and electrical components. PV systems are either grid-connected or off-grid. Grid-connected systems are tied to the transmission and distribution grid and feed electricity into the end-user's electrical system and/or the grid. Such systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures, and range in size from a small number of kilowatts to hundreds of megawatts. Off-grid PV systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.

Solar Modules

        PV cells are semiconductor devices that convert sunlight directly to electricity by a process known as the photovoltaic effect. A solar module is an assembly of PV cells that are electrically interconnected, laminated and framed in a durable and weatherproof package.

        There are two primary commercialized categories of solar cells: crystalline silicon and thin-film. PV devices can be manufactured using different semiconductor materials, including mono-and poly-crystalline silicon for silicon cells, and amorphous silicon, gallium arsenide, copper indium gallium selenide and cadmium telluride, among others, for thin-film cells. Crystalline silicon cells typically operate at higher conversion efficiency. Historically, crystalline silicon cells have been higher in cost due to a more complex production process and the need for more expensive raw materials. In recent years, the price of polysilicon has declined rapidly, eroding the cost advantage of thin-film cells, while the gap in conversion efficiency narrows due to more rapid improvements in the thin-film sector.

        During the last five years, the production of solar modules has migrated rapidly from the U.S. and Europe to Asia, primarily China.

Encapsulants

        Regardless of the technology used to create solar energy from a PV system, the core component of the solar cell is the semiconductor circuit. To protect and preserve that circuit, solar module manufacturers typically use an encapsulant. Encapsulants are critical to the proper functioning of solar modules, as they protect cells from the elements, bond the multiple layers of a module together and provide electrical isolation. Encapsulants must incorporate high optical transparency, stability at high temperatures and high levels of ultraviolet radiation, good adhesion to different module materials, adequate mechanical compliance to accommodate stresses induced by differences in thermal expansion and contraction between glass and cells, good dielectric properties (electrical isolation) and resistance to potential induced degradation. Even slight deterioration of any of these properties over time could significantly impair the electrical output of the solar module, which is of critical importance in the solar industry, where solar module manufacturers typically provide 20 to 25-year warranties for their products.

        Over the years, various encapsulant materials have been used in solar modules, including EVA, polyvinyl butyral ("PVB"), polyolefin elastomer ("POE") and poly dimethyl siloxane or silicone. We currently use EVA to make substantially all of our encapsulant products, although we are currently commercializing a range of POE encapsulants. Our encapsulants are modified with additives to increase stability for long-term outdoor applications, such as solar modules. We have also begun selling EVA interlayer to the laminated glass market to further expand our product offering.

        During solar module assembly, encapsulation is typically accomplished by vacuum lamination, wherein a "pre-lam" stack (as depicted in the following diagram) is fashioned into a singular part comprising multiple layers. Thin sheets of EVA are positioned on either side of the PV cells, top and bottom. Heating the "sandwich" then causes the EVA to melt and then to cure, or crosslink, bonding the module into one piece. This step occurs towards the end of the manufacturing process and is critical to the entire solar module, as there is only one opportunity to laminate correctly.

Solar Module Component Stack—Crystalline Silicon

        Excessive shrinkage or inadequate adhesion (associated with improperly formulated encapsulants) can occur during lamination and may result in voids or holes in the encapsulant, which are considered defects and cause for rejection of the entire panel. Upon direct exposure to the elements, encapsulants are susceptible to several performance failures, which may jeopardize the integrity and performance of the entire solar module and lead to significant warranty costs for solar module manufacturers. The most significant failures include:

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

        We typically sell our encapsulants in square meters. However, because the solar industry's standard measurement for production volume and capacity is watts, megawatts ("MW"), or gigawatts ("GW"), we convert our capacity and production volume from square meters to approximate MW depending on the applicable conversion efficiencies specific to our customers. The conversion rate is approximately 13,000 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable. Certain production capacity and market metrics included in this Annual Report on Form 10-K are based on these calculations. Our calculations may not be accurate, and we may change the methodology of our calculations in the future as new information becomes available. In that case, period-to-period comparisons of such metrics may not be perfectly comparable.

Financial Information About Our Segment and Geographic Areas

        Financial information about our segment and geographical areas of operation is included in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 19-Reportable Segment and Geographical Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Our Markets and Customers

        Our customers are solar module manufacturers located primarily in North America, Europe and Asia. We typically sell our encapsulants on a purchase order basis that specifies prices and delivery parameters, but can be cancelled or postponed prior to production. We also provide technical support and assist our customers when they are qualifying solar modules that utilize our products, which can take from two months to more than two years. Historically, our sales strategy has focused on developing long-term relationships with solar module manufacturers and working collaboratively during their product development efforts. We use independent sales agents as a part of our growth strategy, primarily in China and India.

        Over the past several years, many of our western customers continued to lose market share to lower-cost Chinese module manufacturers, with many being forced into bankruptcy or exiting the solar business as module production migrated rapidly to Asia, primarily China. We have been actively trying to enhance our presence and improve our competitiveness in China.

        ReneSola Ltd., and its subsidiaries ("ReneSola"), and Global Wedge, Inc., each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 28% of our net sales for the year ended December 31, 2015. In 2014, ReneSola accounted for approximately 37% of our net sales for the year ended December 31, 2014, while no other customer accounted for more than 10% of net sales. Our top five customers accounted for approximately 49% and 64% of our net sales in 2015 and 2014, respectively.

Our Operations

Facilities and Equipment

        We currently operate production facilities in Llanera, Asturias, Spain and Shajiabang, Changshu, Jiangsu Province, China. These production facilities are augmented by our research, development and testing laboratory in Enfield, Connecticut, which is co-located with our corporate headquarters and our pilot production facility.

        We also own a dormant production facility in Johor, Malaysia, which we have had on the market for sale since the third quarter of 2015. Should we fail to receive an acceptable offer for this property and if market conditions warrant we may consider restarting production in this facility among other options.

        In March 2013, we ceased manufacturing operations at our East Windsor, Connecticut location and sold this facility in October 2014. We currently have total annual production capacity of approximately 5.1 GW, with 3.0 GW at our Spain location and 1.0 GW at our China facility. In addition, our Manufacturing Agreement with FeiYu provides us with approximately 1.1 GW of additional annual manufacturing capacity in China.

        We are also contemplating returning one of our pilot production lines based in Connecticut to full production status in order to help launch our new POE encapsulants in North America. This production line is capable of manufacturing approximately 450MW of POE on an annual basis. The decision to produce POE in Connecticut on a production scale will be based on demand resulting from our current efforts to launch this new product line in North America and globally.

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

Encapsulant Production Process

        Our production process typically begins by mixing EVA pellets with several additives to give the encapsulant its desired properties. The mixture is then melted, homogenized, pressurized and forced through a die to create an "EVA curtain", forming a continuous encapsulant sheet. The sheet then progresses downstream in a proprietary process and ultimately wound into rolls, slit to the desired width, and packaged for shipment to customers.

        Our manufacturing quality program is ISO 9001 certified. We have a high level of automation at each of our facilities that includes real-time computerized monitoring of the manufacturing process. Such automation provides consistency across our facilities so we can satisfy customer orders at all of our manufacturing locations. In addition, our enterprise resource planning system allows us to efficiently plan our production by location with global, real-time visibility.

        We test our products in real-time and at a high frequency after production. The Quality Department at all of our manufacturing facilities follows our global quality assurance program and has a mandate to disposition products that do not meet required standards.

Raw Materials

        Resin is the primary raw material used in our process, accounting for more than half of our manufacturing costs. A number of additives as well as packaging materials represent the remainder of our raw material costs.

        We have multiple vendors for resin. Our objective has been to carry at least a five-week supply of resin to provide protection against supply interruptions resulting from inclement weather, natural disasters and strikes. The stock is distributed among our production facilities and warehouses so that a disruptive event at one location would not affect our ability to continue production. We have qualified resin suppliers local to each of our manufacturing facilities and continue to pursue qualification of additional resin suppliers.

Seasonal Trends

        Our business could be adversely affected by seasonal trends, holiday seasons and weather patterns. See Item 1A-Risk Factors for more information.

Our Competition

        We face intense competition in the solar encapsulant market and have experienced a significant decline in our global market share from approximately 30% in 2010 to approximately 3% in 2015. We compete with a number of encapsulant manufacturers, including Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc. and SK Chemical Ltd. We also face competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and E.I. DuPont De Nemours and Company ("DuPont"). Over the years, various alternative encapsulant materials have been used in solar modules, including POE, PVB and silicone. Many of our competitors are large, global companies with substantially more financial, manufacturing and logistical resources. Also, low-cost solar module manufacturers have emerged in Asia, primarily in China, who compete with our legacy customers in Western markets. As the China solar market matures, additional encapsulant providers from China and the greater Asian markets may compete with us. We compete on the basis of various factors, including:

  •
  price;

  •
  product performance, including quality and technology;

  •
  product innovations;

  •
  customer service and technical support; and

  •
  delivery timing and logistics.

        We expect competition in the encapsulant space to continue to be intense.

Qualification and Certification

        Design certification programs for solar modules measure performance under simulated or advanced environmental conditions. In certifying their solar modules, our customers must qualify the encapsulant utilized within their product. The certification and qualification tests related to solar modules are defined in the following standards: IEC 61215 (crystalline silicon), IEC 61646 (thin-film) and UL 1703.

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

Employees

        As of December 31, 2015, we employed approximately 165 people on a full or part-time basis. We maintain a non-unionized workforce, with the exception of some employees in our manufacturing facility in Spain, where unions are statutory. We have not experienced any significant work stoppages during the past five years.

Executive Officers

        The following table sets forth the names and ages, as of March 1, 2016, of our executive officers. The descriptions below include each such person's service as a board member or an executive officer of STR Holdings, Inc. and our predecessor.

Name	Age	Position
Robert S. Yorgensen	52	Chairman, President and Chief Executive Officer
Thomas D. Vitro	55	Vice President, Chief Financial Officer and Chief Accounting Officer

        Robert S. Yorgensen.    Mr. Yorgensen has been our Chairman since December 2014 and our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our CEO, Mr. Yorgensen was Vice President of STR Holdings, Inc., and President of our Solar Division since 2007, and has been employed with us for over 30 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

        Thomas D. Vitro.    Mr. Vitro has been our Vice President and Chief Financial Officer since December 2015 and is responsible for all finance and accounting functions of the Company. Previously, Mr. Vitro served in various positions with us between 1982 and 2013, most recently as Vice President, Finance from 2009 to 2013. Prior to that, he was the Corporate Controller from 1988 to 2009. Mr. Vitro has a Bachelor of Science in Accountancy from Bentley University and is a Certified Management Accountant.

        Each executive officer holds office for a term of one year and until his successor is duly elected and qualified, in accordance with our bylaws.

Intellectual Property

        Our intellectual property consists of multiple encapsulant formulations, as well as several processes and sub-processes, and our trademarks "STR®", "PhotoCap®" and "STR Protected®." As appropriate, we require employees, suppliers and customers to execute confidentiality agreements.

        We own a number of trademarks, trade secrets and other intellectual property rights that relate to our products. We typically rely on trade secrets rather than patents to protect our proprietary manufacturing processes, proprietary encapsulant formulations, methods, documentation and other technology, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us. See Item 1A—Risk Factors and Item 3—Legal Proceedings.

Environmental Regulation

        We are subject to a variety of environmental, health and safety and pollution-control laws and regulations in the jurisdictions in which we operate. The cost of compliance with these laws and regulations is not material and we do not believe the cost of compliance with these laws and regulations will be material. We use, generate and discharge hazardous substances, chemicals and wastes at some of our facilities in connection with our product development and manufacturing activities. Any failure by us to restrict adequately the discharge of such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. For example, we are in the process of monitoring recently performed environmental remediation at our 10 Water Street, Enfield, Connecticut location under a state remediation program. During our investigation, the site was found to contain a presence of volatile organic compounds, and we have removed contaminated soil to remediate these conditions. The estimated remaining cost we expect to pay to monitor the property is approximately $0.1 million. If we elect to sell, transfer or change the use of the facility, additional environmental testing would be required. We cannot assure that we will not discover further environmental contamination or that we would not be required to incur significant expenditures for environmental remediation in the future.

Available Information

        Information regarding us, including corporate governance policies, ethics policies and charters for the committees of the Board of Directors can be found on our internet website at http://www.strsolar.com and copies of these documents are available to stockholders, without charge, upon request to Investor Relations, STR Holdings, Inc., 10 Water Street, Enfield, Connecticut 06082. The information contained in our website is not intended to be incorporated into this Form 10-K. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet website on the same day that we electronically file such material with, or furnish it to, the SEC. Information filed with the SEC may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E.,

Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also available to the public from commercial document retrieval services and at the internet website maintained by the SEC at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        We incurred net losses from continuing operations of $13.4 million and $22.7 million for the years ended December 31, 2015 and 2014, respectively. Although we are pursuing plans to improve our financial results, such plans contemplate significant increases in net sales volume compared to 2015 volume. Failure to achieve such net sales may result in continued substantial net losses and will have a material adverse effect on our business, prospects and financial condition.

We have a limited amount of cash, a limited factoring arrangement and may not be able to obtain credit.

        As of the date of this report, we had no credit facilities other than a limited factoring arrangement in Spain. In recent years, the credit markets have experienced unprecedented levels of volatility and disruption. In many cases, the markets still have limited credit capacity for certain issuers, and lenders have requested more restrictive terms. The market for new debt financing is extremely limited and in some cases not available at all to meet our liquidity needs or to fund growth in our business. As a result, until we return to profitability, it is not likely that we will be able to obtain debt or other financing on reasonable terms, or at all. Furthermore, tight credit in the solar manufacturing industry may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels.

        As of December 31, 2015, our principal source of liquidity was $7.7 million of cash, $2.1 million due from Zhenfa and approximately $8.3 million of income tax receivables. Our principal needs for liquidity have been and for the foreseeable future will continue to be, for capital investments and working capital. Payment terms are currently longer in China than in many other markets, resulting in delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, through at least the next 12 months, if we are unable to collect our receivables or obtain bank acceptance notes (which customers in China frequently provide to settle their payables to the Company), or fail to receive payment of receivables in a timely fashion, our financial condition and results of operations will be negatively affected.

We currently rely on a single product line for nearly all of our net sales.

        In 2015 and 2014, we derived substantially all of our net sales from solar encapsulant products. For our business to succeed, we will have to achieve broader market acceptance of our products. As a result, factors adversely affecting the demand for our solar encapsulants, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and results of operations.

Our business's growth is dependent upon securing net sales to new customers, growing net sales to existing key customers and increasing our market share, particularly in China.

        We estimate that our global market share has declined significantly from approximately 30% in 2010 to approximately 3% in 2015. The future success of our business depends on our ability to secure net sales to new customers, to grow net sales to existing key customers and to increase our global market share. Over the last few years, we believe our European and North American customers have lost market share to Asian module manufacturers, primarily from China, who continue to penetrate the global solar market. In order to be successful, we believe that we will need to significantly increase our net sales, including to Chinese module manufacturers. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on a limited number of customers, which may cause significant fluctuations or result in declines in our net sales.

        The solar module industry is relatively concentrated, and we expect this concentration to increase as the industry continues to consolidate. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. ReneSola Ltd and its subsidiaries ("ReneSola") and Global Wedge, Inc., each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 28% of our net sales for the year ended December 31, 2015. ReneSola accounted for approximately 37% of our net sales for the year ended December 31, 2014, while no other customer accounted for more than 10% of net sales. Our top five customers accounted for approximately 49% and 64% of our net sales in 2015 and 2014, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing pressure to reduce their costs. Since we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate significant net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Any one of the following events may cause material fluctuations or declines in our net sales and have a material adverse effect on our business, financial condition and results of operations:

  •
  reduction in the price that one or more of our significant customers is willing to pay for our encapsulants;

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

        The solar energy market is very competitive, rapidly evolving and characterized by continuous improvements in solar modules to increase efficiency and power output and improve aesthetics. This requires us and our customers to invest significant financial resources to develop new products and solar module technology to enhance existing modules to keep pace with evolving industry standards and changing customer requirements and to compete effectively in the future. During 2013, we engaged in significant cost-reduction actions, including substantial reductions to our research and development and engineering personnel. The reduction of these resources may limit our ability to introduce new products or manufacturing improvements and may put us at a competitive disadvantage, which could negatively impact our ability to increase or maintain our market share and generate net sales, and negatively impact our financial condition, prospects and results of operations. Consequently, our competitors may develop encapsulant products and technologies that perform better or are more cost-effective than our products. This could cause our encapsulants to become uncompetitive or obsolete, which would adversely affect our business, financial condition and results of operations. Product development activities are inherently uncertain, and we could encounter difficulties and increased costs in commercializing new technologies. As a result, our product development expenditures may not produce corresponding benefits.

        Moreover, we produce a component utilized in the manufacture of solar modules. New or existing solar technologies that do not require encapsulants as we produce them, or at all, may emerge and/or gain market share. Recently, competitors have introduced new encapsulant products to the market based upon POE. We believe that certain of our former customers are now using POE encapsulant for their modules. Although we have been pursuing the development of POE products, such products are not yet in regular commercial production and it is uncertain as to when or if we will manufacture and sell such products on a regular basis. In the event that solar module manufacturers switch to POE encapsulant products from EVA encapsulants and we do not offer a competitive POE product, such switch could materially and adversely affect our business, financial condition and results of operations.

        Also, manufacturing methods may emerge that could be more advanced or efficient than our current manufacturing capability. Such manufacturing methods could result in competitive products that are more effective and/or are less expensive to produce, resulting in decreased demand for our encapsulants or render them obsolete, which would adversely affect our business, financial condition and results of operations.

We face competition in our business from other companies producing encapsulants for solar modules.

        The market for encapsulants is highly competitive and continually evolving. We compete with a number of encapsulant manufacturers, many of which are large, global companies with substantially more financial, manufacturing and logistical resources and strong customer relationships. If we fail to attract and retain customers for our current and future products, we will be unable to increase our net sales and market share. Our primary encapsulant competitors include Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc. and SK Chemical Ltd. We also face competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and DuPont. We also expect to compete with new entrants to the encapsulant market, including those that may offer more advanced technological solutions or complementary products such as backsheet that possess advanced or more efficient manufacturing capabilities or that have greater financial resources than we do. Some solar module manufacturers have encapsulant production capabilities of their own and this trend may broaden with market consolidation. Further, as the China solar market matures, we expect additional encapsulant providers from China and the greater Asian markets to compete with us. Our competitors may develop and produce or may be currently producing encapsulants that offer advantages over our products. A widespread adoption of any of these technologies could result in a rapid decline in our position in the encapsulant market and adversely affect our net sales and margins.

Excess capacity currently exists throughout the solar supply chain leading to substantial solar module price declines, which has caused cost to become the predominant factor in the encapsulant procurement process.

        Although recently improving, excess capacity currently exists and may exist again in the future throughout the solar supply chain resulting in decreased selling prices of solar modules. Due to many module manufacturers not producing at full capacity as well as being impacted by pricing pressure, our encapsulants' value proposition has been reduced in the current excess capacity environment. Our customers and potential customers have been increasingly focused on the purchase price of encapsulants. In light of recent declines in our global market share, it is a priority to increase our market share through net sales to existing customers and to new customers. In order to remain competitive, we expect to be subject to continuing pricing pressures that will negatively impact our net sales and net earnings. In addition, our competitors may reduce the price of their products, which may force us to further reduce the price of our encapsulant products to retain net sales.

If demand for solar energy in general and solar modules in particular does not continue to develop or takes longer to develop than we anticipate, net sales in our business may continue to stagnate or decline, which would negatively affect our financial condition and results of operations.

        Our encapsulants are used in the production of solar modules; therefore our financial condition and results of operations and future growth are tied to a significant extent to the overall demand for solar energy and solar modules. The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. Many factors may affect the viability and widespread adoption of solar energy technology and demand for solar modules, and in turn, our encapsulants, including:

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

        For example, we experienced a decline in our business during 2012 and 2011 partially due to overcapacity in the solar supply chain that created excess module inventory, primarily of low-cost Chinese modules, due to weaker-than-expected demand driven by the European financial crisis, global economic uncertainty, falling module prices that did not stabilize and further potential solar subsidy cuts. The result of these dynamics was primarily the loss of the market share of our Western customer base to their Chinese competition, which in turn drove reductions in our net sales and our market share. In 2009, we also experienced a decline in our business mainly due to decreased global demand for solar energy as a result of legislative changes, such as the cap in feed-in tariffs in Spain implemented in 2008, the global recession and the worldwide credit crisis.

        If demand for solar energy and solar modules fails to develop sufficiently along our expectations, demand for our customers' products as well as demand for our encapsulants will decrease, and we may not be able to grow our business or net sales and our financial condition and results of operations will be negatively impacted.

Our operations and assets in China are subject to significant political and economic uncertainties.

        We manufacture our products in China within our own leased manufacturing plant, and also engage a third-party located in China to toll for us. If the manufacture of our products in China is disrupted, our overall capacity could be significantly reduced and net sales and/or profitability could be negatively impacted. Furthermore, changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We may have limited legal recourse under the laws of China if disputes arise under our agreements with third parties.

        The Chinese government has enacted certain laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our tolling arrangement or other future arrangements, are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturer may dishonor our purchase orders or unwritten arrangements. Similarly, if our product sale arrangements with customers are unsuccessful or other adverse circumstances arise from these arrangements we face the risk that our customers may dishonor their obligation to pay us for purchased products. Further, if disputes arise under our agreements with any other parties doing business in China, including Zhenfa, we face the risk that such party may breach any such agreement or otherwise engage in conduct relating to their relationship with us that could otherwise give rise to liability under U.S. law. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, may be limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

        Demand for our encapsulants depends on the continued adoption of solar energy and the resultant demand for solar modules. Demand for our products depends, in large part, on government incentives aimed to promote greater use of solar energy. In many countries in which solar modules are sold, solar energy would not be commercially viable without government incentives. This is because the cost of generating electricity from solar energy may exceed the cost of generating electricity from conventional energy sources in some regions of the world and because the capital investment associated with deploying solar modules may have a long payback period or be difficult to finance, making conventional sources available on the grid without capital investment a more widely accessible option.

        The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of our customers' target markets, including Germany, Italy, Spain, the United States, China, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. In many cases, the costs of these government subsidy programs are passed on to electricity consumers in the applicable regions. These government economic incentives could be reduced or eliminated earlier than anticipated. For example, in Germany, which was a large solar PV installation market, the government enacted legislation that reduced feed-in tariffs beginning June 30, 2010. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. In 2012, the German government enacted additional legislation that reduced feed-in tariffs by between 20% and 30% depending on the size of the solar energy system. Additional negative changes to solar incentives in 2013 continued to affect the solar markets throughout the European Union. Similarly, in September 2008, the Spanish Parliament decreased the feed-in tariff for solar energy by approximately 27% and capped its subsidized PV installations at 500 MW for 2009. This event drove an over-supply of solar module inventory in the supply chain during the first half of 2009 and was one of the main drivers behind our sales volume decline in 2009 compared to 2008. In addition, numerous other countries have recently reduced solar incentives. A change in government incentives similar to these may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives.

        It is our belief that most if not all government solar incentive programs are designed to increase the use of solar energy and are subject to periodic adjustment in light of the rate of installations resulting from the incentive and the economics of solar energy resulting from the price of the installed systems combined with the incentives. As has often happened over the past several years, the rate of incentivized installations has outpaced estimates and the price of solar panels and systems has fallen faster than anticipated. When combined, these dynamics result in a situation where the incentive is more generous than is necessary to drive more installations, and the incentive is subsequently reduced in light of these economics. Adjustments in these incentive programs, which may range from a minor adjustment to a complete shutdown, or in some cases even retroactive action, have resulted in the formation of boom-and-bust cycles within the solar industry.

        Some European governments have recently experienced sovereign debt issues and a risk exists that some of these governments will continue to reduce current subsidies provided for PV installations in conjunction with generally tighter fiscal policies.

        Policies relative to solar in China, while generally very supportive, have shifted focus and scope with some regularity over the past few years and may change with little notice again in the future. China is currently the world's largest consumption market for solar panel installations as well as production. The strength or weakness of China's economy may cause their domestic solar policy to shift in a positive or negative manner.

        In the United States, recent solar installation growth has been driven by Renewable Portfolio Standards, regulatory mandates to increase production of energy from renewable sources such as wind, solar, biomass and other alternatives to fossil and nuclear electricity generation, and a 30% federal energy Investment Tax Credit (the "ITC") for both residential and commercial solar installation through December 31, 2019. The ITC ratchets down to 26% for 2020, 22% for 2021 and 10% for 2022 and later. The ITC, which was extended as part of the tax extenders package in December 2015, had been set to expire as the end of 2016. In addition to being extended, the ITC now includes a "commence construction" clause that allows system owners to claim the associated tax credit provided construction began within the period and is finished before 2024.

        Electric utility companies, or generators of electricity from fossil fuels or other energy sources, could also lobby for changes to the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for solar energy, especially those in our customers' target markets, could cause our net sales to decline and negatively impact our business.

Our gross margins and profitability may be adversely affected by rising commodity costs.

        We are dependent upon certain raw materials, particularly resin, for the manufacture of our encapsulants. EVA resin comprises approximately 50% of our cost of sales. We do not believe that EVA resin can be effectively hedged with derivatives in the commodity markets. Although the prices for resin declined in 2015 and 2014, they have been volatile over the past several years. If raw material prices increase, our gross margins and results of operations may be materially and adversely affected.

Deterioration of our customers' financial profile may cause additional credit risk on our accounts receivable.

        A significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five customers represented 39% and 79% of our accounts receivable balance as of December 31, 2015 and December 31, 2014, respectively. The accounts receivable due from our largest customer was 6% of our accounts receivable balance as of December 31, 2015. During the past several years, many solar module manufacturers became insolvent and the number of days outstanding on accounts receivable has increased significantly industry-wide. For example, in 2013, we recorded bad debt expense of $0.3 million and $1.4 million for Suntech Power Holdings Company Limited and Conergy AG, respectively. Moreover, many solar manufacturing companies continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us. In addition, payment terms are currently longer in China than in many other locations. In order to mitigate this risk, we are attempting to obtain bank acceptance notes from financial institutions with respect to the accounts receivable from certain of our customers. If we are unable to collect our accounts receivable or obtain bank acceptance notes, or fail to receive payment of accounts receivable in a timely fashion, our financial condition and results of operations will be negatively affected.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

        Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. This may be particularly difficult in light of our financial performance and our delisting from the New York Stock Exchange. In addition, we have substantially reduced our headcount during the past few years, which limits the resources available to successfully manage and grow our business. The loss of the services of any member of our senior management team or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

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

Our dependence on a limited number of suppliers for raw materials for our encapsulants and other significant materials used in our process could prevent us from timely delivery of encapsulants to our customers in the required quantities, which could result in order cancellations and decreased net sales.

        We purchase resin, the main components used in our manufacturing process, from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these suppliers or with our other suppliers, or if the suppliers' facilities are affected by events beyond our control, we may be unable to manufacture our encapsulants or our encapsulants may be available only for customers in lesser quantities, at a higher cost or after a long delay. If we do not increase our sales volumes, which drive our demand for our suppliers' product, we may not procure at volumes sufficient to maintain favorable supplier relationships, which could lead to higher costs, lower quality and lack of availability of raw materials. We may be unable to pass along any price increases relating to materials costs to our customers, in which case our gross margins could be adversely affected. In addition, we do not maintain long-term supply contracts with our suppliers. Our inventory of raw materials, including back-up supplies of resin, may not be sufficient in the event of a supply disruption. For example, in 2005, we encountered a supply disruption when a hurricane damaged the facilities of one of our suppliers, and another supplier simultaneously experienced a reactor fire. This forced us to use our back-up supplies of resin. The failure of a supplier to provide materials and components, or a supplier's failure to provide materials that meet our quality, quantity and cost requirements in a timely manner, could impair our ability to manufacture our products to specifications, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. If we are forced to change suppliers, our customers may require us to undertake testing to ensure that our encapsulants meet their specifications.

Problems with product quality or product performance, including defects, could result in a decrease in customers and net sales, unexpected expenses and loss of market share.

        Our encapsulants are complex and must meet stringent quality requirements. Products as complex as our encapsulants may contain undetected defects, especially when first introduced. For example, our encapsulants may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios that may arise in our customers' manufacturing processes. These defects could cause us to incur significant costs, including costs to service or replace products, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relationships and business reputation. If we deliver products with defects or if there is a perception that our products contain errors or defects, our credibility and the market acceptance and sales of our encapsulants could materially decline. In addition, we could be subject to product liability claims and could experience increased costs and expenses related to significant product liability claims or other legal judgments against us, or a widespread product recall by us or a solar module manufacturer.

        We provide a short-term warranty that we have manufactured our products to our specifications. On limited occasions, we incur costs to service our products in connection with specific product performance matters that do not meet our manufacturing specifications. Also, in isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase in 2016. If we were to ever receive a warranty claim for such matter, we would assess the need for a warranty accrual at that time.

        The manufacturing process for our encapsulants is highly complex. Minor deviations in the manufacturing process can cause substantial decreases in yield and, in some cases, cause production to be suspended. We have from time to time experienced lower-than-anticipated manufacturing yields. This typically occurs during the production of new encapsulants or during the installation and start-up of new process technologies or equipment. For example, during the third quarter of 2010, we experienced production inefficiencies and low yield associated with ramping newly installed production capacity at our Malaysia facility that negatively impacted our financial results. In addition, we experienced lower yields in 2013 in conjunction with new product introductions. As we expand our production capacity or we introduce new products, we may experience lower yields initially as is typical with any new equipment, process or product introduction. If we do not achieve planned yields, our cost of sales could increase, and product availability could decrease resulting in lower net sales than expected.

Changes to existing regulations and capacity in the utility sector and the solar energy industry may present technical, regulatory and economic barriers to the purchase and use of solar modules, which in turn may significantly reduce demand for our products.

        The market for power generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as the internal policies of electric utility companies. These regulations and policies often relate to electricity pricing and technical interconnection of end-user-owned power generation. In a number of countries, these regulations and policies are being modified and may continue to be modified. End users' purchases of alternative energy sources, including solar modules, could be deterred by these regulations and policies. For example, utility companies sometimes charge fees to larger, industrial customers for disconnecting from the electricity transmission grid or relying on the electricity transmission grid for back-up purposes. Such fees could increase the costs of using solar modules, which may lead to reduced demand for solar modules and, in turn, our encapsulants.

        We anticipate that solar modules and their installation will continue to be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection, metering and related matters in various countries. New or revised government regulations or utility policies pertaining to solar modules may result in significant additional expenses to our customers, and their distributors and end users, which could cause a significant reduction in demand for solar modules and, in turn, our encapsulants.

        The adoption of solar energy in most parts of the world will be dependent on the capacity of applicable electricity transmission grids to instantaneously accept and distribute the increased volume of electricity to end-users. For example, some countries may implement curtailment policies which would limit solar electricity purchases based on transmission congestion or lack of incremental demand in excess of baseload supply, which may be cheaper for utilities to produce and much more difficult to modulate. The lack of available capacity on the transmission grid could substantially impact the adoption of solar energy which could cause a significant reduction in demand for solar modules and, in turn, our encapsulants.

We typically rely upon trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights. Failure to protect our intellectual property rights may undermine our competitive position and protecting our rights or defending against third-party allegations of infringement may be costly.

        Protection of proprietary processes, methods, documentation and other technology is critical to our business. Failure to protect, monitor and control the use of our intellectual property rights could cause us to lose our ability to compete and to incur significant expenses. We typically rely on trade secrets, trademarks and contractual restrictions to protect our intellectual property rights. However, the measures we take to protect our trade secrets and other intellectual property rights may be insufficient. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us.

        Third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could harm our business and operating results. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

The sales cycle for our encapsulants can be lengthy and may result in uncertainty and delays in generating net sales.

        The integration and testing of our encapsulants with prospective customers' solar modules or enhancements to existing customers' solar modules requires a substantial amount of time and resources. A customer may need up to one year and in some cases even longer, to test, evaluate and adopt our encapsulants and qualify a new solar module before ordering our encapsulants. Our customers then need additional time to begin volume production of solar modules that incorporate our encapsulants. As a result, the complete sales cycle for our business can be lengthy. We may experience a significant delay between the time we increase our expenditures for product development, sales and marketing efforts and raw materials inventory and the time we generate net sales, if any, from these expenditures.

As a supplier to solar module manufacturers, disruptions in any other component of the supply chain to solar module manufacturers may adversely affect our customers and consequently limit the growth of our business and net sales.

        We supply a component to solar module manufacturers. If there are disruptions in any other area of the supply chain for solar module manufacturers, it could affect the overall demand for our encapsulants. For example, the increased demand for polysilicon due to the rapid growth of the solar energy and computer industries and the significant lead time required for building additional capacity for polysilicon production led to an industry-wide shortage of polysilicon from 2005 through 2008, which is an essential raw material in the production of the solar modules produced by most of our customers. This and other disruptions to the supply chain may force our customers to reduce production, which in turn would decrease customer demand for our encapsulants and could adversely affect our net sales.

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

        We operate in several countries worldwide with a focus of increasing our net sales in emerging markets, particularly in China. Of our total net sales, approximately 100% were generated from outside the United States in the years ended December 31, 2015 and 2014 and we expect that our international operations will continue to grow in Asia given the current solar market and our strategy to increase our market share in the Asia-Pacific region. Our international operations are subject to a number of risks that could have a material adverse effect on our business, financial condition, results of operations or cash flow, including:

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

Our business could be adversely affected by seasonal trends, incentive policy changes and construction cycles.

        We may be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months. There are various reasons for periodic fluctuations, mostly related to economic incentives and weather patterns. A change in government incentives may result in the pull-in of demand from solar module manufacturers due to increased end-user demand driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff. As a result, we may see atypical net sales during one reporting period as compared to another. In addition, our Spanish operation tends to have lower net sales during the third quarter of the year due to the European summer vacation, which occurs in August. Our net sales are also typically lower in December, as module manufacturers often defer purchases of our encapsulants to the next calendar year due to reduced consumption during the holiday period and the desire to reduce year-end inventory. In the United States, solar module customers will sometimes make purchasing decisions toward the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction activity is typically slower in colder months, especially in light of dangerous or difficult conditions brought about by ice and snow and frozen ground. Finally, due to the rapid emergence of Chinese module manufacturers and the resulting global market share they possess, Chinese New Year can impact the production schedules of our Chinese customers, which could impact demand for our encapsulants during the first quarter of the year. Accordingly, our business and results of operations could be affected by similar fluctuations in the future.

Fluctuations in exchange rates could have an adverse effect on our results of operations, even if our underlying business results improve or remain steady.

        Our reporting currency is the U.S. dollar, and we are exposed to foreign exchange rate risk because a significant portion of our net sales and costs are currently denominated in foreign currencies, primarily euros and Chinese renminbi, which we convert to U.S. dollars for financial reporting purposes. We currently do not engage in any hedging activities with respect to currency fluctuations. Changes in exchange rates on the translation of the earnings in foreign currencies into U.S. dollars are directly reflected in our financial results. To the extent the value of the U.S. dollar increases against these foreign currencies, it will negatively impact our net sales, even if our results of operations have improved or remained steady. While the currency of our net sales and costs is generally matched, to the extent our costs and net sales are not denominated in the same currency for a particular location, we could experience further exposure to foreign currency fluctuations. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

We are a holding company with no business operations of our own and depend on our subsidiaries for cash.

        We are a holding company with no significant business operations of our own. Our operations are conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries are our principal sources of cash to repay any future indebtedness, fund operations and pay any stockholder dividends. Accordingly, our ability to repay any indebtedness, fund operations and pay any dividends to our stockholders is dependent on the earnings and the distributions of funds from our subsidiaries.

Compliance with environmental and health and safety regulations can be expensive, and noncompliance with these regulations may result in adverse publicity, potentially significant liabilities, monetary damages and fines.

        We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development and manufacturing activities. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. We have performed environmental investigations and remediation activities at our 10 Water Street, Enfield, Connecticut and our former 18 Craftsman Road, East Windsor, Connecticut locations. During our investigations, each site was found to contain the presence of various contaminants. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. See Item 1,—Business,—Environmental Regulation. We cannot assure that we will not discover further environmental contamination or that we would not be required to incur significant expenditures for environmental remediation in the future.

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

        We are subject to income taxes in the United States and the foreign jurisdictions in which we operate. Our tax liabilities are affected by the amounts we charge for intercompany transactions. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision in accordance with ASC 740, Income Taxes. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net earnings, and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, loss of our Malaysian tax holiday, changes in the mix of earnings, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.

We have received financial incentives from government bodies in certain foreign jurisdictions that are based on the maintenance of various requirements. If such requirements are not maintained, we may lose the financial incentives, which could negatively impact our results of operations and financial condition.

        We have received financial incentives from government entities in certain foreign jurisdictions that are based on the maintenance of various requirements. For example, our Spanish subsidiary has received grants for production equipment that require us to maintain a specific level of employment and use of assets. In addition, we also have a tax holiday in Malaysia through 2019. The tax holiday is based on our Malaysian subsidiary meeting certain metrics surrounding profitability, asset base and employment levels.

        If we do not satisfy these requirements in the future, we may not qualify for future incentives or may be required to refund a portion of previously granted incentives, which could negatively impact our results of operations and financial condition.

The acquisition of control of us by Zhenfa, a Chinese company, may expose us to greater regulatory scrutiny.

        At various times during recent years, the governments of the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect our ability to successfully implement our Chinese strategy, the market price of our common stock and our ability to access the capital markets in the United States. Also, as a result of recent controversies involving Chinese controlled companies, it is possible that such companies have come under increased scrutiny in the United States and other countries. If we become subject to enhanced regulatory review and oversight, responding to such review and oversight may be expensive and time consuming and may have a material adverse effect on our operations, even if we otherwise have complied with all legal and regulatory requirements.

We may fail to realize some or all of the anticipated benefits of the Transaction with Zhenfa, which could result in substantial net losses and may adversely affect the value of our common stock.

        The success of the Transaction with Zhenfa will depend, in part, on our ability to realize the anticipated benefits from our strategic alliance with Zhenfa contemplated by the transaction, including the benefits anticipated from Zhenfa's assistance to us under the Sales Service Agreement in marketing, selling and manufacturing our products in China, collecting accounts receivable in a timely manner and in otherwise conducting business in China. We cannot assure that we will be able to cooperate effectively under the Sales Service Agreement or otherwise. Overall coordination with the Zhenfa Group may also be a complex and time-consuming process. Such coordination may be further complicated by geographical, language and cultural differences. Even with proper planning and timely coordination, we cannot assure that we can achieve any anticipated benefits of the Transaction on a timely basis, if at all, or that we will otherwise be successful in expanding our business in China. Failure to achieve the expected benefits from the Transaction could result in continuing substantial net losses and adversely affect the value of our common stock.

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

Certain of our directors and officers may be located outside of the United States.

        Certain of our directors and officers are not United States citizens or may reside outside of the United States. It may not be possible for our stockholders to effect service of process upon such directors and officers within the United States, to bring action against such directors or officers or to enforce against such directors or officers court judgments based on the civil liabilities provisions of the federal securities laws of the United States. Further, it is unclear if extradition treaties now in effect between the United States and China (and, for that matter, any other country that one of our directors or officers may be a citizen of or reside in) would permit effective enforcement of criminal penalties against our directors outside of the United States under the United States Federal securities laws or otherwise.

Risks Related to Owning Our Common Stock

We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Exchange Act.

        As a public company with fewer than 300 stockholders of record, we currently register our shares of common stock under the Exchange Act, on a voluntary basis. Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated 90 days after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. Upon the effectiveness of the termination of registration under Section 12, we would not be required to comply with certain disclosure requirements under the Exchange Act, including, but not limited to, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities. In addition, upon the filing of the certification with the SEC, our obligation to file annual, quarterly and current reports under Section 12(g) of the Exchange Act would be immediately suspended. If we cease filing periodic and current reports for any reason, investors would have limited access to information about our business, which may reduce the value of our common stock and also affect your ability to sell our common stock.

Our common stock was suspended from the New York Stock Exchange (the "NYSE") on September 29, 2015 (and subsequently delisted) and we began trading on the OTC Marketplace on September 30, 2015. Delisting from the NYSE could limit the liquidity of our common stock, and hinder our ability to raise additional capital as well as having other negative results.

        Our common stock was suspended from the New York Stock Exchange (the "NYSE") on September 29, 2015 (and subsequently delisted) due to our failure to satisfy the NYSE's continued listing criteria. Our common stock currently trades on the OTCQX Marketplace under the symbol "STRI," which is a less prestigious and less active marketplace. Accordingly, liquidity in the trading of our common stock could be limited, which could limit the ability of our stockholders to sell our common stock in the secondary market.

        Additionally, trading on an over-the-counter quotation system could adversely affect our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.

Our common stock is classified as a "penny stock" and trading of our shares may be restricted by the SEC's penny stock regulations.

        Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common shares.

We expect that our stock price may continue to fluctuate significantly, which could cause the value of your investment to decline, and you may not be able to sell your shares at or above your purchase price.

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

  •
  changing economic conditions.

        These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock or have become activist stockholders. If any of our stockholders brings a lawsuit against us, or becomes active with demands, we could incur substantial costs defending the lawsuit and responding to various requests. These events clearly could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.

        Prior to November 2009, we operated our business as a private company. Since the completion of our Initial Public Offering ("IPO") in November 2009, we have been required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. If we fail to maintain the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be negatively affected.

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

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. As of February 29, 2016, we had 18,345,703 shares of our common stock outstanding, some of which are owned by our directors, executive officers and affiliates. Subject to vesting requirements, these shares are eligible for sale in the public market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us, as six analysts did in 2013, or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

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

Zhenfa beneficially owns a controlling interest in our Common Stock and controls our Board of Directors. As a result, it is able to exert significant influence over us, and Zhenfa's interests may conflict with the interests of our other stockholders.

        As a result of the transaction with Zhenfa U.S., Zhenfa controls 51% of the voting power of our common stock and is able to, subject to certain conditions set forth in the Purchase Agreement, control or exert substantial influence over us, including the election of our directors and most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The controlling stockholder may have the effect of making it difficult for a third party to seek, or may discourage or delay a third party from seeking, to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Zhenfa maintains separate business operations from us. As a result, Zhenfa's interests may not always be consistent with the interests of our other stockholders. To the extent that conflicts of interest may arise among us, Zhenfa and its affiliates, those conflicts may be resolved in a manner adverse to our other stockholders.

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        Our principal executive offices are located at 10 Water Street, Enfield, Connecticut, 06082. This facility also headquarters our research and development function and has manufacturing capacity. Our other facilities are principally manufacturing facilities.

        The following table summarizes information regarding our significant owned and leased facilities as of December 31, 2015:

Location	Square Feet	Owned/Leased	Manufacturing Status
Johor, Malaysia	142,270	Owned	Idle
Asturias, Spain	105,000	Owned	Active
Enfield, Connecticut	69,500	Owned	Idle
Shajiabang, China	57,500	Leased	Active

        From time to time, we evaluate our production requirements and may close or consolidate existing facilities or open new facilities.

        In August 2015, we ceased operations at our owned facility in Johor, Malaysia and are now in the process of selling the building and equipment. Refer to Item 7,—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

ITEM 3.    Legal Proceedings

        From time to time, we are and have been a party to litigation that arises in the ordinary course of our business. We have no material litigation pending at this time.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        At February 29, 2016, there were approximately 27 holders of record of our common stock.

        The table below sets forth the high and low sales prices per share of our common stock reported on the OTCQX and the NYSE, as applicable, for the periods indicated. These amounts have been recast to reflect the one-for-three reverse stock split which became effective on January 30, 2015.

	Common Stock Price Range
	High	Low
Fiscal 2015
1st Quarter	$1.70	$0.50
2nd Quarter	1.46	1.09
3rd Quarter	1.18	0.37
4th Quarter(1)	0.53	0.36

	Common Stock Price Range
	High	Low
Fiscal 2014
1st Quarter	$5.55	$3.93
2nd Quarter	5.01	3.42
3rd Quarter	5.25	2.40
4th Quarter	4.47	3.30

(1)
Our common stock began trading on the OTC Pink Marketplace beginning on September 30, 2015 under the ticker symbol "STRI." On October 5, 2015, our common stock began trading on the OTCQX Marketplace under the symbol "STRI."

Dividend Program

        On August 11, 2014, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with Zhenfa U.S., pursuant to which we agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from us, an aggregate of approximately 9.2 million shares (the "Purchased Shares") of our common stock, to Zhenfa U.S. for an aggregate purchase price ("Purchased Price") of approximately $21.7 million, or $2.35 per share (the "Transaction"). The Purchased Shares represented approximately 51% of our outstanding shares of common stock upon the closing of the Transaction (the "Closing"), which occurred on December 15, 2014.

        In connection with the Closing, we paid a special dividend (the "Special Dividend") to all of our stockholders of record (other than Zhenfa U.S.) in an amount equal to $2.55 per share on January 2, 2015.

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

ITEM 6.    Selected Financial Data

        We are not required to provide this Item 6 because we are a smaller reporting company.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of our operations should be read together with Item 6-Selected Financial Data and our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A, -Risk Factors in this Annual Report on Form 10-K.

        Explanatory Note: All share amounts and per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected as of January 30, 2015.

Forward-Looking Statements

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (17) volatility in commodity costs; (18) our customers' financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the Qualifications of the OTCQX; (25) the ability to realize synergies from the transaction with Zhenfa; and (26) the other risks and uncertainties described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on

http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Annual Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

        We were founded in 1944 as a plastic and industrial materials research and development company and evolved into two core businesses: solar encapsulant manufacturing and quality assurance services. We launched our former Quality Assurance business ("QA") in 1973 and we commenced sales of our solar encapsulant products in the late 1970s.

        We are a provider of encapsulant to the solar module industry. Encapsulant is a critical component used in solar modules. Our PhotoCap® products consist of ethylene-vinyl acetate ("EVA"), which is modified with additives and put through our proprietary extrusion manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. Our encapsulants can be used in both crystalline silicon and thin-film solar modules. To date, over 20 GW of solar modules utilizing our encapsulants have been installed in the field with no reported module power performance issues being caused by our encapsulants.

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

Current Business Environment, Components of Net Sales and Expenses and Anticipated Trends

Strategic Focus

        For several years, we have been working to increase our market share in China through investments in people, research and development and facilities. First, we increased our Chinese sales and technical service teams to develop sound customer relationships at the tactical level and provide customer service in the local language, custom and time zone. Second, we invested in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied. Broadening our process window, while also maintaining and optimizing our high-quality performance attributes of long-term stability, low shrinkage, high light transmission and PID resistance, took significant effort and time. As a result of these efforts, we have now passed internal and external qualification testing with many of the leading Chinese module manufacturers. Third, we invested in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production. As discussed earlier, our subsidiary, STR Solar (Hong Kong), Limited, entered into a Manufacturing Agreement with FeiYu, under which FeiYu will manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.1 GW of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, China. This facility became operational in the fourth quarter of 2014 and now has 1.0 GW of production capacity.

        We continue to operate at a substantial net loss. Accordingly, we must increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $13.4 million and $22.7 million for the years ended December 31, 2015 and 2014, respectively.

        Given the challenges we have faced in China, we have, for some time, sought to align with Chinese companies engaged in the solar industry. As disclosed herein, our transactions with Zhenfa, in addition to providing a substantial cash dividend for our stockholders, have provided us with a strategic alliance in China to assist us in the highly competitive Chinese solar encapsulant manufacturing market.

Transaction with Zhenfa

        We entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company ("Zhenfa") and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation ("Zhenfa U.S.").

Purchase Agreement and Special Dividend

        On August 11, 2014, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with Zhenfa U.S., pursuant to which we agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from us, an aggregate of approximately 9.2 million shares (the "Purchased Shares") of our common stock, to Zhenfa U.S. for an aggregate purchase price ("Purchased Price") of approximately $21.7 million, or $2.35 per share (the "Transaction"). The Purchased Shares represented approximately 51% of our outstanding shares of common stock upon the closing of the Transaction (the "Closing"), which occurred on December 15, 2014.

        In connection with the Closing, we declared a special dividend (the "Special Dividend") on December 11, 2014 to be paid to all of our stockholders of record (other than Zhenfa U.S.) in an amount equal to $2.55 per common share on January 2, 2015. The cash used to pay the Special Dividend was paid to our transfer agent as of December 31, 2014.

Sales Service Agreement

        In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., a subsidiary of ours, entered into a sales service agreement (the "Sales Service Agreement") with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement became effective on the date of Closing, has an initial term of two years following the date of Closing and is automatically extended for one year periods unless terminated earlier. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of our outstanding Common Stock.

Net Sales

        Our net sales are derived from the sale of encapsulants to solar module manufacturers. Net sales to our customers are typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters but do not obligate the customer to purchase any minimum amounts. Our customers are solar module manufacturers located mainly in North America, Europe and Asia.

        We expect that our results of operations for the foreseeable future will depend primarily on the sale of encapsulants to a relatively small number of customers. We believe the concentration will increase as we expect a consolidation of module manufacturers driven by overcapacity that currently exists. Our top five customers accounted for approximately 49% and 64% of our net sales in 2015 and 2014, respectively. ReneSola and Global Wedge, Inc. accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 28% of our net sales for the year ended December 31, 2015. ReneSola accounted for approximately 37% of our net sales for the year ended December 31, 2014, while no other customer accounted for more than 10% of net sales.

        Our net sales are significantly driven by end-user demand for solar modules. As more solar modules are sold, there is greater demand from module manufacturers for encapsulants. The solar power industry is impacted by a variety of factors, including government subsidies and incentives, availability of financing, worldwide economic conditions, environmental concerns, energy costs, the availability of polysilicon and other factors. A key demand driver for solar module growth in the future will be the ability of solar module manufacturers and downstream solar system installers to reduce their cost structure, primarily in the balance of system cost components such as inverters, installation costs, wiring, racking and logistics. Increased competition, particularly from China, and continued vertical integration of many manufacturers in the solar supply chain have resulted in a sharp increase in capacity over the last several years. Overcapacity and increased competition caused many module manufacturers to significantly reduce the selling price of their modules as the extra capacity drove a severe inventory build and or poor absorption resulting from idle capacity. As a result of falling prices, many companies in the solar supply chain lacked profitability. From an industry standpoint, the reduction in module selling prices has improved rates of return on solar investments for the end-user. We believe this is a long-term industry trend and will help to bring solar energy costs closer to grid-parity and in turn will increase demand for solar encapsulants. From 2012 through 2015, industry consolidation continued and upstream utilization has improved, reducing excess capacity. In addition, the rate of price declines appears to have recently stabilized in many areas of the solar supply chain.

        Demand for encapsulants also depends in large part on government incentives aimed to promote greater use of solar energy. The types of government incentives vary from country to country and on a more local level, and can change rapidly. As the industry continues to reduce the cost of solar power, we expect the level of government subsidies to continue to decrease.

        Even though we expect reduced solar module demand in the European Union and continued reduction in government subsidies in the next few years, we anticipate an increase in global demand for solar energy, particularly in China and the United States. This increase will be primarily driven by solar energy becoming more cost effective as a result of continued cost reductions in module selling prices and balance of system costs and continued emergence of end-user financing. In addition, many foreign governments such as, India, Taiwan and Japan, as well as certain state regulatory entities, have enacted renewable portfolio standards that require utilities to increase their production of energy from renewable sources.

        Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers' manufacturing yields, their historical in- field performance, our ability to meet our customers' delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that, among other benefits, provide a high value proposition to our customers in a period of tight capacity. During the past few years, however, the excess capacity that existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, low-cost competition from China and increased entrants in the encapsulant market have intensified competition. Based on these factors, we experienced an average selling price ("ASP") decline during 2015 of approximately 15% from the prior year.

        For several years, we have been working to increase our market share in China through investments in people, research and development and facilities. First, we increased our Chinese sales and technical service teams to develop sound customer relationships at the tactical level and provide customer service in the local language, custom and time zone. Second, we invested in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied. Broadening our process window, while also maintaining and optimizing our high-quality performance attributes of long-term stability, low shrinkage, high light transmission and PID resistance, took significant effort and time. As a result of these efforts, we have now passed internal and external qualification testing with many of the leading Chinese module manufacturers. Third, we invested in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production. As discussed earlier, our subsidiary, STR Solar (Hong Kong), Limited, entered into a Manufacturing Agreement with ZheJiang FeiYu Photo-Electrical Science & Technology Co., Ltd. ("FeiYu") and Zhejiang Xiesheng Group Co., Ltd., the parent corporation of FeiYu ("Xiesheng" and together with FeiYu, the "Manufacturer"), under which FeiYu will manufacture certain of our encapsulant products to our specification. FeiYu currently has approximately 1.1 GW of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, Changshu, Jiangsu Province, China. This facility became operational in the fourth quarter of 2014 and now has 1.0 GW of production capacity.

        We have also entered into a strategic transaction with Zhenfa and certain of its affiliates (the "Zhenfa Group") to help us increase our net sales in China. The Zhenfa Group is owned and headquartered in China and represents a significant customer of many top-tier Chinese module manufacturers to whom we have been trying to sell. We believe that the Transaction should enhance our presence in China and could significantly improve our operating results if the Zhenfa Group were to be successful in assisting us in marketing and selling our products to China-based solar module manufacturers.

        The future growth and success in our business depends on the ability of our customers to grow and our ability to meet any demand arising from such growth and to grow by adding new customers. If our customers do not increase production of solar modules, there will be no corresponding increase in their encapsulant orders. It is possible that our customers may reduce their purchases from us. If our customers do not grow or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our net sales. In addition, we have been actively attempting to increase our market share in China. Failure to do so could negatively affect our financial condition and results of operations.

Cost of Sales

        Cost of sales consists of our costs of raw materials, direct labor, manufacturing overhead, salaries, other personnel-related expenses, write-offs of excess or obsolete inventory, quality control, freight, insurance, disposition of defective product and depreciation of fixed assets. Approximately 81% of our cost of sales is variable in nature; 13% is step-variable and relates to direct labor cost and is fixed in the short-term, while the remaining 6% is fixed. Resin constitutes the majority of our raw material costs at approximately 50% of our cost of sales. We are in the process of modifying our production equipment to remove paper from our bill of material to further reduce costs. The price and availability of resin and paper liner are subject to market conditions affecting supply and demand and have been volatile. We do not believe that resin can be effectively hedged in the commodity markets.

        Prior to 2014, we manufactured all of the products that we sold. In January 2014, our Hong Kong subsidiary entered into a Manufacturing Agreement, pursuant to which, certain of our solar encapsulant products will be manufactured by FeiYu (the "Manufacturer") to our specifications. We have supplied the Manufacturer with all of the proprietary information and assistance necessary to manufacture the covered products to our specifications and actively monitor their process and the quality of the product they manufacture under contract with us.

        Overall, we expect our cost of sales, as a percentage of net sales, to decrease over the long-term. We expect to improve our cost structure to offset anticipated further reductions of average selling price of our encapsulants in response to lower overall module pricing driven by increased competition faced by our customers and ourselves. We believe we can improve our cost structure from current levels by: (i) decreased raw material costs due to active negotiations with our suppliers, favorable resin market dynamics and the removal of paper liner from our manufacturing process, (ii) more efficient absorption of fixed costs driven by economies of scale, (iii) improved raw material utilization and yield, (iv) the introduction of new products with better margins, and (v) other continued cost reduction efforts.

Gross Profit

        Gross profit is affected by numerous factors, including our average selling prices, fluctuations in foreign exchange rates, seasonality, our manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for new production facilities and the expansion of existing facilities to reach full production capacity. During 2015, following a recent decision by our largest customer in Malaysia to exit its OEM module production in that country, we decided to cease production at our Malaysian facility. We recorded $0.8 million of associated non-recurring restructuring costs in cost of sales. In total, we incurred $0.9 million and $(0.1) million of restructuring charges recorded in cost of sales associated with our recent cost reduction efforts in 2015 and 2014, respectively. During 2015, we recorded a gross loss primarily due to lower absorption of fixed costs at our Malaysia and China facilities along with the restructuring charges associated with the closure of the Malaysia plant.

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

        During 2015, we recorded $0.5 million of non-recurring restructuring costs related to the closure of the Malaysia facility as discussed above. During 2014, we received notification that we fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $0.2 million of restructuring charges initially recorded in 2012. We incurred $0.7 million and $(0.5) million of restructuring charges in SG&A during 2015 and 2014, respectively.

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

        We incurred $1.3 million and $1.2 million of research and development expense in 2015 and 2014, respectively. We expect annual research and development expense to approximate $1.2 million for the near-term based upon on-going cost reduction measures. We expect to gradually increase our investment in research and development expense if we return to profitability.

Provision for Bad Debt Expense

        We reserve for estimated losses that may result from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and reserve for uncollectible accounts after reasonable collection efforts have been made and collection is deemed doubtful.

        Our bad debt expense in recent years was the result of many solar module manufacturers declaring bankruptcy due to continued solar industry consolidation and their inability to compete. We expect our bad debt expense to decrease going forward as the solar industry transitions to a sustainable, self-supporting industry. In addition, we plan to increase the use of obtaining bank acceptance notes from certain of our customers to mitigate credit risk.

Interest (Expense) Income, Net

        Interest (expense) income, net was comprised of interest income earned on our cash and cash equivalents and interest paid upon the completion of a Connecticut sales tax audit.

        We expect our interest income to increase in 2016 due to having higher cash balances primarily resulting from the expected receipt of the $8.3 million income tax receivable.

Other Income

        In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective as of August 2, 2015. Subsequent to the announcement, we engaged advisors and are actively trying to sell the land-use right, building and other fixed assets located at the facility. A loss on reclassification of $0.7 million was recorded based upon our assessment of the status of the Malaysian property, plant and equipment.

        In October 2014, we sold our East Windsor, Connecticut facility for approximately $4.8 million. The sale of the property was part of our focus to reduce our footprint and operating costs. An analysis of the asset group was performed and a loss on reclassification of $1.2 million was recorded during 2014.

        During the second quarter of 2014, we reversed $4.1 million of an accrual related to a quality claim by one of our former customers in connection with a non-encapsulant product that we purchased from a vendor in 2005 and 2006 and resold. We stopped selling this product in 2006. We concluded that the settlement of this contingency was no longer probable and was remote.

        During 2014, we received notification that we fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $0.7 million of an accrual initially recorded in 2012.

Foreign Currency Transaction (Loss)/Gain

        Foreign currency transaction (loss)/gain is primarily the result of changes in the Euro, Hong Kong dollar, Chinese renminbi and Malaysian ringgit exchange rates. The majority of our foreign exchange exposure is due to U.S. denominated accounts receivable at our Spain facility, the settlement of intercompany transactions, U.S. cash balances held in foreign locations and non-resin costs incurred by our Malaysia subsidiary whose functional currency is the U.S. dollar and is the currency that it uses to invoice customers and procure resin.

Income Taxes

        Income tax expense (benefit) is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions. In 2015, we were no longer able to carryback operating losses for U.S. federal tax purposes and we no longer record an income tax benefit in our consolidated statement of comprehensive loss. We expect to record a full valuation allowance against any taxable loss until, and if, we generate taxable income in the U.S.

Critical Accounting Policies

        Our discussion and analysis of our consolidated financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, accounts receivable, bad debts, valuation of inventory, long-lived tangible assets, product performance matters, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

        We do not offer general rights of return on our product. On isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase in 2016. Our encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and write off accounts receivable after reasonable collection efforts have been made and the debt is deemed uncollectible.

Inventory Valuation

        Our primary raw materials consist of resin, paper, packaging material and chemicals/additives.

        Our finished goods inventories are typically made-to-order and have a shelf life of six to nine months from the date of manufacture. On rare occasions, we may build finished goods inventory safety stock in order to respond to short lead times in China. Cost is determined on a first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation.

        We write inventory down to net realizable value when it is probable that our inventory carrying cost is not fully recoverable through sale or other disposition. Our write-down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the finished goods inventories.

        In 2015, we reserved $0.7 million of inventory, a majority of which is related to excess raw material, expired finished goods inventory and unusable recycled materials.

        In 2014, we reserved $1.0 million of inventory, a majority of which was related to excess raw material and expired finished goods inventory related to the launch of our prior product introduction.

Long-Lived Assets

        Our long-lived assets consist of property, plant and equipment.

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

        In July 2015, we announced a restructuring plan which included the closure of our Malaysia facility, effective as of August 2, 2015. Subsequent to the announcement, we engaged advisors and are actively trying to sell the land-use right, building and other fixed assets located at the facility. A loss on reclassification of $0.7 million was recorded based upon our assessment of the status of the Malaysian property, plant and equipment.

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

        In October 2014, we sold our East Windsor, Connecticut facility for approximately $4.8 million. The sale of the property was part of our focus to reduce our footprint and operating costs. An analysis of the asset group was performed and a loss on reclassification of $1.2 million was recorded during 2014.

Impairment Testing

        In accordance with ASC 360-Property, Plant and Equipment, we assessed the impairment of our long-lived assets including our property, plant and equipment whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present that would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in net sales that were generated under our trademarks; loss of a significant customer or a reduction in demand for customers' products; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

        At December 31, 2014, we recorded valuation allowances against our deferred tax assets. We determined this to be an indicator to test our long-lived assets for impairment. The valuation allowances were recorded since we had three consecutive years of taxable losses and we determined that our history of actual net losses was negative evidence that should be given more weight than future projections. We also determined the recording of valuation allowances to be an indicator to test our long-lived assets, which consist solely of property, plant and equipment, for impairment. We concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of our asset group which is our reporting unit ($57.7 million as of December 31, 2014) by $54.9 million. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. In addition to assessing the undiscounted cash flows, we also assessed the specific recoverability of our property, plant and equipment using updated real estate appraisals and other data for our other fixed assets, mainly production equipment. Based upon this analysis, we believe our property, plant and equipment's carrying value was recoverable and depreciable lives were appropriate as of December 31, 2014.

        Due to our decision to close our Malaysia facility, we performed an analysis to assess the specific recoverability of our property, plant and equipment using updated real estate appraisals and other data for our other fixed assets, mainly production equipment. Based upon this analysis, we recorded a loss on reclassification of $0.7 million during the third quarter of 2015.

Factoring Arrangement

        We have entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. We receive funds from the factor for certain outstanding receivables for which we records a liability. Once the customer pays the factor directly for those receivables we clear the accounts receivable and the liability. As of December 31, 2015 we had recorded $0.5 million as due to factoring on the consolidated balance sheets.

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

        On isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase in 2016. Our encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production. We have operated our solar business since the 1970s and over 20 GW of solar modules incorporating our encapsulants have been installed in the field with no verified module power performance issues caused by our encapsulants. Based on this fact pattern, we have not accrued any warranty liability associated for this potential liability, as its occurrence is deemed to be remote.

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

        In assessing the need for a valuation allowance, we consider all positive and negative evidence including: estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of tax loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if we were to determine that we would be able to realize deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made. As of December 31, 2015, we have recorded $3.7 million of valuation allowances relating to our China and Hong Kong subsidiaries, which have generated operating losses since their inception. If we are able to generate future profits at such subsidiaries, we will reverse the valuation allowance. As of December 31, 2015, we have recorded a valuation allowance against a deferred tax asset of $2.4 million for a loss carryforward benefit at our Spain subsidiary. We recorded a valuation allowance for this carryforward as we believe it is more likely than not that the benefit of the loss carryforward will not be fully realized due to lack of taxable income that will be generated by our Spain subsidiary. In the United States, we had carryback losses (generated in the United States) in 2014. After 2014, any taxable losses have to be carried forward; therefore, we have recorded a valuation allowance of $2.7 million against net operating loss carryforwards and deferred tax assets in the U.S. as of December 31, 2015. We expect to record a valuation allowance for future taxable losses generated in the United States until we generate taxable income.

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

        We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact our financial statements. Accordingly, we had accruals recorded for which it was reasonably possible that the amount of the unrecognized tax benefit could increase or decrease. Based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, changes to our estimates may impact the future results of our operations.

        We currently have a tax holiday in Malaysia through 2019. As of December 31, 2015, we have not asserted that we will permanently reinvest our foreign subsidiary's earnings. As a result, U.S. federal taxes will have to be provided on any future taxable income generated by our foreign subsidiaries, if any.

Stock-Based Compensation

        ASC 718—Compensation—Stock Compensation, addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award.

        Starting in 2013, we determined the fair value of the stock options issued using the Black-Scholes option pricing model. Prior to 2013, we used an independent outside appraisal firm. Our assumptions about stock-price volatility were based on the historical implied volatilities of our common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to our employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10-year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected volatility	68.3%	55.1%
Risk-free interest rates	1.9%	2.7%
Expected term (in years)	6.9	6.7
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$0.99	$0.90

Stock Option Cancellations

        Due to the closing of the Transaction with Zhenfa, which constituted a change of control under our equity incentive plan, we elected, as permitted under such plan, to cancel all outstanding options effective as of the Closing Date. We cancelled the options due to material changes in our business and capital structure that would significantly impact our previously issued options. These changes included the share issuance that represented a change in control and doubled our share count, payment of the Special Dividend and the reverse stock split. All of these items represented material changes to our capital structure and market capitalization and could materially impact the trading price of our common stock. Due to the uncertainty, we cancelled the options prior to the Transaction and issued new options after our capital structure was established following the completion of the reverse stock split, and our stock price traded for a period of time subsequent to all of these transactions.

        In total, options to purchase 3,405,389 shares were cancelled, of which options to purchase 2,100,389 shares had been fully vested. We recorded a non-cash stock compensation expense of $1.1 million associated with the cancellation.

Deferred Compensation

        We had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, our sale (which included a change of control transaction) or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in our predecessor company if the assets were sold at fair market value compared to the value of our stock price. The amount of the potential bonus payment was capped at $1.2 million. In accordance with ASC 718-30, the obligation was re-measured quarterly at fair value. We determined fair value using observable current market information as of the reporting date. The most significant input to determine fair value was determined to be our common stock price which is a Level 2 input. The amounts were based upon the difference of the floor in the agreements and our common stock price at November 15, 2013 for one terminated employee and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen. In the first quarter of 2014, we paid $0.6 million in deferred compensation to the terminated employee and $0.2 million was paid in the first quarter of 2015 to Mr. Yorgensen as a result of the Transaction. As of December 31, 2015, no deferred compensation arrangements exist.

Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales, for the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Statement of Continuing Operations Data:
Net sales	$29,783	$39,288
Cost of sales	31,607	44,522

Gross loss	(1,824)	(5,234)
Selling, general and administrative expenses	10,186	12,832
Research and development expense	1,265	1,160
(Recovery) provision for bad debt expense	(255)	483

Operating loss	(13,020)	(19,709)
Interest (expense) income, net	(38)	27
Other (expense) income	(723)	3,634
(Loss) gain on disposal of fixed assets	—	(451)
Foreign currency transaction (loss) gain	(34)	298

Loss from continuing operations before income tax (benefit) expense	(13,815)	(16,201)
Income tax (benefit) expense from continuing operations	(400)	6,532

Net loss from continuing operations	$(13,415)	$(22,733)

	Year Ended December 31, 2015	Year Ended December 31, 2014
Statement of Continuing Operations Data:
Net sales	100.0%	100.0%
Cost of sales	106.1%	113.3%

Gross loss	(6.1)%	(13.3)%
Selling, general and administrative expenses	34.2%	32.7%
Research and development expense	4.2%	3.0%
(Recovery) provision for bad debt expense	(0.9)%	1.2%

Operating loss	(43.7)%	(50.2)%
Interest (expense) income, net	(0.1)%	0.1%
Other (expense) income	(2.4)%	9.2%
(Loss) gain on disposal of fixed assets	—	(1.1)%
Foreign currency transaction (loss) gain	(0.1)%	0.8%

Loss from continuing operations before income tax (benefit) expense	(46.4)%	(41.2)%
Income tax (benefit) expense from continuing operations	(1.3)%	16.7%

Net loss from continuing operations	(45.0)%	(57.9)%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2015 and 2014:

Net Sales

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net sales	$29,783	100.0%	$39,288	100.0%	$(9,505)	(24.2)%

        The decrease in net sales for the year ended December 31, 2015 compared to the corresponding period in 2014 was driven by an approximate 15% decrease in our ASP and an approximate 11% decrease in sales volume.

        The price decline was primarily caused by foreign exchange translation of the euro compared to the U.S dollar, which is our reporting currency. The average euro exchange rate decreased by 16% in 2015 compared to the corresponding 2014 period. Ex-currency impact, our ASP declined by 5% driven by continued solar industry price reductions.

        The volume decline was driven by a reduction of net sales with our largest customer, who modified its OEM manufacturing partner footprint in the latter part of 2014 and announced the significant reduction of its OEM module business by the end of 2015 and an increase in its in-house module production in China. Excluding this customer, with whom we are trying to re-engage business in China, volume increased by approximately 25% with our remaining customers, primarily driven by a 62% volume increase in China as well as growth in India.

        We are currently in the certification process with potential customers, including prospects introduced to us by Zhenfa. In August 2015, we were notified by certain Chinese module manufacturers that our product was not performing according to our specifications in their manufacturing processes during final production testing. Based upon this feedback, we worked to further improve the manufacturing process window of our formula with each of the respective prospects' lamination cycles. As a result, our ability to generate net sales from prospects was delayed compared with our original time table.

        Notwithstanding these delays, we began commercial shipments to two large new customers in the fourth quarter of 2015. If we are successful in maintaining and further increasing net sales to these two new customers, we expect that we may be able to increase our sales volume in China and more fully utilize our manufacturing capacity in China. We further expect that any such sales volume will be partially offset by continuing pricing pressures.

        If we incur similar delays with other potential customers, or we are not successful in generating any significant net sales with these new customers or any prospects, our net sales, results of operations and financial position could be negatively affected. Internal customer qualification testing is a very rigorous process that can take anywhere from a few months to a few years. Once internal qualification is obtained with a customer, our encapsulant must also be qualified by a third-party certification body, which typically requires approximately three additional months. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. In addition, we may also experience ramp delays after module manufacturers complete the internal certification process and introduce our encapsulants in their mass-production process for the first time. If our encapsulants do not perform similarly during initial module production as they did during certification and internal testing, we may have to perform additional engineering and laboratory testing, and in some cases may have to change our encapsulant formulation, which would require re-qualification testing. Any production ramp issues that we may experience with potential customers will require additional costs to resolve and would reduce our net sales, both of which would negatively impact the results of our operations and financial condition.

Cost of Sales

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Cost of sales	$31,607	106.1%	$44,522	113.3%	$(12,915)	(29.0)%

        The decrease in our cost of sales for the year ended December 31, 2015 compared to the corresponding period in 2014 reflects $8.9 million of decreased material costs primarily associated with the 11% decrease in sales volume and an approximate 19% decrease in raw material cost per unit. The lower raw material cost per unit was driven by foreign currency translation benefit received by our Spanish plant related to a 16% decrease in the euro for the year 2015 versus the corresponding 2014 period as well as favorable price dynamics in the global resin market related to the recent sharp decline in the price of oil. We also experienced higher yield and improved efficiencies in raw material consumption during production including a 24% increase in our paperless products sales volume. Direct labor decreased by $0.9 million associated with the sales volume decrease. Overhead costs decreased by $1.3 million primarily due to continued cost-reduction actions that more than offset increased restructuring charges.

Gross Loss

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Gross loss	$(1,824)	(6.1)%	$(5,234)	(13.3)%	$(3,410)	(65.2)%

        Gross loss as a percentage of net sales improved for the year ended December 31, 2015 compared to the corresponding period in 2014 mainly as a result of a decrease in raw material costs as described above that more than offset our ex-currency ASP decline of 5%, lower absorption of fixed costs at our Malaysia and China facilities and $1.0 million of increased restructuring charges related to the closure of the Malaysia plant.

Selling, General and Administrative Expenses ("SG&A")

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
SG&A	$10,186	34.2%	$12,832	32.7%	$(2,646)	(20.6)%

        SG&A decreased $2.6 million for the year ended December 31, 2015 compared to 2014. This decrease was primarily driven by a $1.6 million decrease in stock-based compensation due to cancelling all previously granted options in the fourth quarter of 2014 due to the closing of the Transaction with Zhenfa, $0.4 million in decreased labor and benefits, $0.3 million decrease of annual incentive compensation expense, $0.4 million in lower insurance costs due to the Zhenfa Transaction, $0.5 million in lower Connecticut franchise taxes and $0.6 million in lower facility costs driven by the sale of our East Windsor, Connecticut facility in October 2014, partially offset by $1.2 million of higher restructuring charges related to the closure of our Malaysia facility.

Research and Development Expense ("R&D")

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
R&D	$1,265	4.2%	$1,160	3.0%	$105	9.1%

        Research and development expense increased by $0.1 million for the year ended December 31, 2015 compared to the prior year. The consistency was primarily due to being cost efficient over the course of the last two years.

(Recovery) Provision for Bad Debt Expense

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Bad debt expense	$(255)	(0.9)%	$483	1.2%	$(738)	(152.8)%

        The recovery for bad debt expense for the year ended December 31, 2015 was primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy. The provision for bad debt expense recorded during the year ended December 31, 2014 primarily related to aging of balances due from certain Chinese customers.

Interest (Expense) Income, net

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Interest (expense) income, net	$(38)	(0.1)%	$27	0.1%	$(65)	(240.7)%

        The decrease in interest (expense) income, net was due to interest paid upon the completion of a Connecticut sales tax audit and lower interest income earned due to lower cash balances in 2015 compared to 2014.

Other (Expense) Income

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Other (expense) income	$(723)	(2.4)%	$3,634	9.2%	$(4,357)	(119.9)%

        In July 2015, we announced a restructuring plan which included the closure of our Malaysia facility effective as of August 2, 2015. Subsequent to the announcement, we engaged advisors and are actively trying to sell the land-use right, building and other fixed assets located at the facility. A loss on reclassification of $0.7 million was recorded based upon our assessment of the status of the Malaysian property, plant and equipment.

        In October 2014, we sold our East Windsor, Connecticut facility for approximately $4.8 million. The sale of the property was part of our focus to reduce our footprint and operating costs. An analysis of the asset group was performed and a loss on reclassification of $1.2 million was recorded during 2014. We have relocated our corporate and research and development functions to our owned facility located in Enfield, Connecticut.

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

(Loss) Gain on Disposal of Fixed Assets

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
(Loss) gain on disposal of fixed assets	$—	—%	$(451)	(1.1)%	$451	100.0%

        In 2014, we sold our land use-rights for a parcel of land located in Suzhou, Jiangsu Province, China to the Administration Committee of Changkun Industrial Government for $1.9 million. We recorded a loss on disposal of fixed assets for the sale of this asset of $0.4 million.

Foreign Currency Transaction (Loss) Gain

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Foreign currency transaction (loss) gain	$(34)	(0.1)%	$298	0.8%	$(332)	(111.4)%

        The foreign currency transaction impact was a loss of less than $0.1 million for the year ended December 31, 2015 compared to a gain of $0.3 million in the corresponding 2014 period. This change was primarily the result of volatility in the euro spot exchange rate versus the U.S. dollar, which decreased 10% for the year ended December 31, 2015, compared to a 12% decrease during the corresponding 2014 period.

        Our primary foreign currency exposures are intercompany loans and U.S. dollar cash balances in foreign locations.

Income Tax (Benefit) Expense from Continuing Operations

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Income tax (benefit) expense from continuing operations	$(400)	1.3%	$6,532	16.7%	$(6,932)	(106.1)%

        Our effective income tax rate from continuing operations for the year ended December 31, 2015 was 2.9% compared to the U.S. federal statutory tax rate of 35.0%. Our effective tax rate from continuing operations was (40.3) % for the year ended December 31, 2014.

        In 2015, our operations generated a loss from continuing operations that was taxed at the U.S. federal statutory rate of 35.0%, prior to the impact of any deductions or non-deductible expenses. The expected 2015 income tax benefit was primarily decreased as the result of a full valuation allowance recorded against the U.S. loss from continuing operations. The income tax benefit was primarily increased as the result of reversing the income tax payable of $0.4 million relating to uncertain tax positions due to a lapse in the statute of limitations. The December 31, 2015 effective tax rate from continuing operations was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax holiday as well as other foreign losses for which no tax benefit has been recorded.

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

Net Loss from Continuing Operations

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net loss from continuing operations	$(13,415)	(45.0)%	$(22,733)	(57.9)%	$9,318	41.0%

        Net loss from continuing operations for the year ended December 31, 2015 decreased compared to the corresponding 2014 period driven by $6.9 million of lower tax expense, $0.7 million of bad debt recovery and $0.5 million of reduced loss on reclassification for held to use assets. We also had $3.4 million of lower gross loss and $2.6 million of lower selling, general and administrative expenses, including $2.2 million of increased restructuring expense. These positive impacts were offset by the $4.8 million of non-cash product performance and grant accrual reversals in 2014 that did not recur in 2015.

Cost Reduction Actions in 2015 and 2014

        In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, we announced plans in 2013 to cease production at our Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, we recognized severance and other benefits of $0.4 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2013. In 2014, we reassessed the strategic benefit of this facility. Due to continued solar trade disputes between China and the United States and Europe, including the levy of tariffs and anti-dumping duties, solar module production is expected to increase in Asia outside of China. We believed our Malaysia facility was strategically located in this region, and determined that it would remain open indefinitely. As a result, we reversed restructuring accruals recorded in 2013 during 2014 resulting in a positive benefit to cost of sales of $0.4 million and selling, general and administrative expense of $0.4 million.

        During 2014, we received notification that we fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $0.2 million of an accrual initially recorded in 2012.

        On July 27, 2015, following a recent decision by our largest customer to exit its OEM module production in Malaysia, we reassessed the continued operations of our Malaysia facility and decided to close our Malaysia facility, effective August 2, 2015. We expect to continue to fulfill orders to this customer from our Spain and China facilities. During 2015 we recognized $0.3 million of severance and benefits as well as a $0.5 million inventory write down in cost of sales and $0.5 million of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure.

        The restructuring accrual activity during the year ended December 31, 2015 related to cash settlements of previously accrued amounts, the costs associated with the closure of the Malaysia facility and other minor cost-reductions made globally.

        A rollforward of the restructuring accrual activity is as follows:

December 31, 2015
Balance at December 31, 2014	$0.1
Additions	1.6
Reversals	—
Reductions	(1.4)

Balance at December 31, 2015	$0.3

        The restructuring accrual as of December 31, 2015 consists of less than $0.3 million for severance and benefits. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

Net Earnings (Loss) from Discontinued Operations

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net earnings (loss) from discontinued operations	$3,952	13.3%	$(884)	(2.3)%	$4,836	547.1%

        Net earnings from discontinued operations for the year ended December 31, 2015 relates to the reversal of $4.0 million of uncertain tax positions of the Company's former QA business due to the expiration of the statute of limitations.

        Net loss from discontinued operations for the year ended December 31, 2014 relates to an accrual for potential adjustments relating to a state audit on tax filings of our former QA business, which was sold in 2011. We recorded an income tax expense to discontinued operations of $0.9 million.

Net Loss

	Years Ended December 31,
	2015		2014
					Change
		% of Net Sales		% of Net Sales
	Amount		Amount		Amount	%
Net loss	$(9,463)	(31.8)%	$(23,617)	(60.1)%	$14,154	60.0%

        Net loss from continuing operations for the year ended December 31, 2015 decreased compared to the corresponding 2014 period driven by $6.9 million of lower continuing operations tax expense, $4.0 million of discontinued operations income tax benefit, $0.7 million of bad debt recovery and $0.5 million of reduced loss on reclassification for held to use assets. We also had $3.4 million of lower gross loss and $2.6 million of lower selling, general and administrative expense of which $2.2 million of increased restructuring expense is included. These positive impacts were offset by the $4.8 million of non-cash product performance and grant accrual reversals in 2014 that did not recur in 2015.

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

        During 2015, we included certain non-recurring expenses to arrive at non-GAAP EPS. Information regarding these items is set forth below:

  •
  Loss on reclassification on held for sale assets: This non-cash write-down relates to our property, plant and equipment located in Johor, Malaysia. We have engaged advisors and are actively trying to sell the land-use right, building and other fixed assets located at the facility.

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(unaudited)	(unaudited)
Net loss from continuing operations	$(13,415)	$(22,733)
Adjustments to net loss from continuing operations:
Amortization of deferred financing costs	—	—
Stock-based compensation expense	735	2,380
Restructuring costs	1,588	(356)
Asset impairment	—	—
Non-cash reversal of Spanish grants	—	(974)
Non-cash reversal of loss contingency	—	(4,089)
Loss on reclassification on held for sale assets	722	1,179
Non-cash reversal of uncertain tax positions	(325)	—
Tax impact of option cancellation	—	1,058
Tax effect of adjustments	(794)	677

Non-GAAP net loss from continuing operations	$(11,489)	$(22,858)

Basic shares outstanding GAAP	18,098,207	10,920,200
Diluted shares outstanding GAAP	18,098,207	10,920,200
Stock options	—	—
Restricted common stock	—	—

Diluted shares outstanding non-GAAP	18,098,207	10,920,200

Diluted net loss per share from continuing operations	$(0.74)	$(2.08)

Diluted non-GAAP net loss per share from continuing operations	$(0.64)	$(2.09)

Adjusted EBITDA

        We define Adjusted EBITDA as net profit or loss from continuing operations before interest income and expense, income tax expense (benefit), depreciation expense, amortization of deferred financing costs, intangible asset amortization, restructuring, stock-based compensation expense, intangible asset impairment, goodwill impairment, other asset impairment and certain non-recurring income and expenses from the results of continuing operations.

        We present Adjusted EBITDA because it is one of the main metrics used by our management and our Board of Directors to plan and measure our segment's operating performance. Our management believes that Adjusted EBITDA is useful to investors because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. In addition, measures similar to Adjusted EBITDA are among the metrics utilized to measure performance based bonuses paid to certain of our managers and were used to determine compliance with financial covenants under our prior Credit Agreement.

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

        We report our business in one aggregated segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP EPS. See Note 19-Reportable Segment and Geographical Information located in the Notes to the Consolidated Financial Statements for a definition of Adjusted EBITDA, a reconciliation to net loss from continuing operations and further information. Net sales for our segment and non-GAAP EPS from continuing operations ("non-GAAP EPS") are described in further detail above. The discussion that follows is a summary analysis of the primary changes in Adjusted EBITDA for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	Years Ended December 31,
	2015	2014	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$(8,842)	$(15,559)	$6,717	43.2%

Adjusted EBITDA as % of segment net sales	(29.7)%	(39.6)%

        Adjusted EBITDA as a percentage of net sales improved for the year ended December 31, 2015 compared to 2014 driven by reduced material costs, a decrease in SG&A and improved bad debt expense. These positive impacts were partially offset by a decline in ASP, lower sales volume, increased R&D costs and inefficiencies associated with the start-up of our manufacturing plant in China.

Quarterly Consolidated Results of Operations

        The following tables set forth our consolidated results of continuing operations and Adjusted EBITDA on a quarterly basis for the year ended December 31, 2015 and the year ended December 31, 2014:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$6,863	$8,515	$6,594	$7,811
Cost of sales	7,009	8,581	8,088	7,929

Gross loss	(146)	(66)	(1,494)	(118)
Selling, general and administrative expenses	2,582	2,808	3,155	1,641
Research and development	352	360	334	219
(Recovery) provision for bad debt expense	(43)	(189)	225	(248)

Operating loss	(3,037)	(3,045)	(5,208)	(1,730)
Interest income (expense) net	4	(52)	13	(3)
Other expense	—	—	(722)	(1)
Foreign currency transaction gain (loss)	480	(163)	(256)	(95)

Loss from continuing operations before income tax expense (benefit)	(2,553)	(3,260)	(6,173)	(1,829)
Income tax expense (benefit) from continuing operations	53	53	(422)	(84)

Net loss from continuing operations	$(2,606)	$(3,313)	$(5,751)	$(1,745)

Adjusted EBITDA:
Adjusted EBITDA	$(1,769)	$(2,480)	$(3,341)	$(1,252)
Depreciation expense	(490)	(512)	(421)	(466)
Interest income (expense) net	4	(52)	13	(3)
Income tax (expense) benefit	(53)	(53)	422	84
Other (expense) income	—	—	—	(1)
Loss on reclassification	—	—	(722)	—
Restructuring	(145)	6	(1,524)	75
Stock-based compensation	(153)	(222)	(178)	(182)

Net loss from continuing operations	$(2,606)	$(3,313)	$(5,751)	$(1,745)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$9,336	$11,222	$9,514	$9,216
Cost of sales	10,017	12,406	10,544	11,555

Gross loss	(681)	(1,184)	(1,030)	(2,339)
Selling, general and administrative expenses	2,975	2,366	2,455	5,036
Research and development	256	295	291	318
Provision for bad debt expense	24	7	249	203

Operating loss	(3,936)	(3,852)	(4,025)	(7,896)
Interest income (expense) net	4	16	3	4
Amortization of deferred financing costs	—	2,766	—	868
(Loss) gain on disposal of fixed assets	(433)	2	(20)	—
Foreign currency transaction gain (loss)	(138)	24	259	153

Loss from continuing operations before income tax benefit	(4,503)	(1,044)	(3,783)	(6,871)
Income tax expense (benefit) from continuing operations	139	596	(559)	6,356

Net loss from continuing operations	$(4,642)	$(1,640)	$(3,224)	$(13,227)

Adjusted EBITDA:
Adjusted EBITDA	$(2,923)	$(3,982)	$(2,930)	$(5,724)
Depreciation expense	(511)	(515)	(514)	(538)
Interest income (expense) net	4	16	3	4
Income tax (expense) benefit	(139)	(596)	559	(6,356)
Non-cash reversal of loss contingency	—	4,089	—	—
Loss on reclassification	—	(1,323)	—	144
Non-cash reversal of Spanish grants	—	—	—	974
Restructuring	(27)	757	—	(374)
Stock-based compensation	(613)	(88)	(322)	(1,357)
(Loss) gain on disposal of property, plant and equipment	(433)	2	(20)	—

Net loss from continuing operations	$(4,642)	$(1,640)	$(3,224)	$(13,227)

Financial Condition, Liquidity and Capital Resources

        We have funded our operations primarily through our existing cash balance. As of December 31, 2015, our principal source of liquidity was $7.7 million of cash, $0.1 million of bank acceptance notes, $2.1 million due from Zhenfa and $8.3 million of income tax receivables. Our principal needs for liquidity have been and for the foreseeable future will continue to be for working capital and capital investments. Payment terms are currently longer in China than in many other locations, which have delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments, mainly equipment upgrades and information technology needs, through at least the next 12 months, if we are unable to collect our accounts receivable, due from Zhenfa or income tax receivable or fail to receive payment of these in a timely fashion or obtain bank acceptance notes from our customers, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivable from certain of our Chinese customers and actively pursuing the collection of our income tax receivable as well as the balance due from Zhenfa.

        In October 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.0 million, which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of December 31, 2015 €0.5 million was available under the factoring agreement based upon receivables outstanding.

        In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility effective August 2, 2015. We are in the process of selling the Malaysia facility and its production and ancillary equipment. The Malaysia real estate was recently appraised at approximately $8.0 million. In connection with the shut-down and sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015, and we further expect to generate approximately $2.4 million of associated annual pre-tax savings. We cannot assure that we will be able to sell our Malaysian real estate on a timely basis or on favorable terms, if at all, that the costs of closure of that facility will not be higher than anticipated, or that we will be able to achieve the expected pre-tax savings.

        We continue to explore possible business opportunities in potentially more profitable parts of the solar supply chain as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing any such transactions, we may be required to expend significant funds, incur additional debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

        If we are not able to fund our working capital needs, we will have to slow our projected growth, which may delay our expected return to profitability. We expect to fund our expected growth with our existing cash, bank acceptance notes and income tax receivable, leveraging our European factoring facility and other potential working capital financing arrangements that we are currently seeking.

        Our cash and cash equivalents balance is located in the following geographies:

Year Ended December 31, 2015
United States	$3,862
Spain	1,597
Malaysia	377
China	1,824
Hong Kong	43

Consolidated	$7,703

        Due to the difficulty to repatriate cash to the U.S., the $1.8 million of cash and cash equivalents located in China is expected to remain in China for working capital needs.

        We do not permanently re-invest our Malaysia subsidiary's earnings. Based upon the Malaysia subsidiary's liabilities to us, we expect the undistributed earnings of our Malaysia subsidiary will be repatriated in a tax-free manner. We do not permanently re-invest our Spain earnings; therefore, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings and plan to utilize our cash located in Hong Kong and China to fund a portion of our working capital requirements and capital investment in China.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

        Net cash used in operating activities from continuing operations was $6.5 million for the year ended December 31, 2015 compared to net cash used in operating activities of $14.4 million for the year ended December 31, 2014. Net loss plus and minus non-cash adjustments ("cash loss") decreased by approximately $3.3 million for the year ended December 31, 2015 compared to the same period in 2014. This improvement was driven by cost-reduction efforts. In addition, we received $5.4 million as a deposit from Zhenfa under our EVA for module swap settlement entered into between Zhenfa and ReneSola for payment of prior outstanding ReneSola accounts receivable balances. These positive impacts were partially offset by the 2014 period benefiting from the receipt of $11.9 million in income tax refunds that did not recur in 2015.

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

Cash Flow from Operating Activities from Discontinued Operations

        Net cash used in operating activities from discontinued operations was $0.9 million for the year ended December 31, 2015 due to a cash payment related to a state income tax audit.

        Net cash used in operating activities from discontinued operations was less than $0.1 million for the year ended December 31, 2014 due to a cash payment related to a state income tax audit.

Cash Flow from Investing Activities from Continuing Operations

        Net cash used in investing activities was $1.8 million for the year ended December 31, 2015. The 2015 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China.

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

        We anticipate 2016 consolidated capital investments to be less than $0.5 million, and we expect to fund these from our existing cash balance. However, we may delay a portion of these capital investments if we are not timely in collecting our accounts receivable or do not arrange other working capital financing options.

        We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash generated by or used in operating activities from continuing operations less capital investments. Free cash flow was $(8.9) million and $(17.5) million in the years ended December 31, 2015 and 2014, respectively. We believe that free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock, share repurchases and acquisitions.

        We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business that, after the funding of R&D, required investment in working capital and acquisition of property and equipment, including production equipment, can be used for strategic opportunities, including reinvestment in our business, making strategic acquisitions, returning capital to stockholders and strengthening our Consolidated Balance Sheets. We also use this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. Analysis of free cash flow also facilitates management's comparisons of our operating results to competitors' operating results. A limitation of using free cash flow versus the GAAP measure of cash used in operating activities from continuing operations as a means for evaluating our business is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period. We compensate for this limitation by providing information about the changes in our cash balance on the face of the Consolidated Statements of Cash Flows and in the above discussion.

	Year Ended December 31, 2015 (unaudited)	Year Ended December 31, 2014 (unaudited)
Cash (used in) provided by operating activities from continuing operations	$(6.5)	$(14.4)

Less: capital investments	(2.4)	(3.1)

Free cash flow	$(8.9)	$(17.5)

Cash Flow from Financing Activities from Continuing Operations

        Net cash provided by financing activities was $0.6 million for the year ended December 31, 2015 primarily due to our Spanish subsidiary receiving funds related to the factoring agreement.

        Net cash used in financing activities was $30.4 million for the year ended December 31, 2014 primarily due to the $21.7 million of proceeds received for the stock issuance related to the Transaction with Zhenfa, offset by the Special Dividend payment of $22.6 million and the $24.0 million repurchase of common stock associated with a modified "Dutch Auction" tender offer (the "Offer") to repurchase, for cash, up to $30.0 million of shares of our common stock. The Special Dividend was transferred from our bank account to our transfer agent prior to December 31, 2014. In addition, we incurred fees related to these transactions of $5.4 million.

Off-Balance Sheet Arrangements

        We have no significant off-balance sheet financing arrangements.

Effects of Inflation

        Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the year ended 2015, we were not materially affected by inflation.

Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) Amendments to the Consolidation Analysis." The amendments contained in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination and certain investment funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for years beginning after December 15, 2016. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

        In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU simplifies the presentation of deferred income taxes. The amendments in this update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The provisions of this ASU are effective for years beginning after December 15, 2016. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

        In January 2016, FASB issued ASU 2016-01, "Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are not required to provide this Item 7A because we are a smaller reporting company.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of STR Holdings, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15 (a)(2) for the years ended December 31, 2015 and 2014. STR Holdings, Inc.' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the year ended December 31, 2015. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STR Holdings, Inc. as December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing Item 15 (a)(2) for the years ended December 31, 2015 and 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ UHY LLP

New York, NY
March 22, 2016

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,703	$16,552
Bank acceptance notes	92	—
Due from Zhenfa	2,058	—
Accounts receivable, trade, less allowances for doubtful accounts of $499 and $833 in 2015 and 2014, respectively	9,112	12,057
Inventories, net	4,806	8,248
Income tax receivable	8,252	8,252
Prepaid expenses	1,221	1,789
Deferred tax assets	—	72
Other current assets	2,044	2,283

Total current assets	35,288	49,253
Property, plant and equipment, net	10,581	20,195
Assets held for sale (Note 9)	7,899	—
Other long-term assets	148	354

Total assets	$53,916	$69,802

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,192	$2,653
Accrued liabilities	3,080	2,780
Income taxes payable	989	1,865
Due to factoring	483	—
Other current liabilities	—	204

Total current liabilities	6,744	7,502
Deferred tax liabilities	—	72
Other long-term liabilities	—	4,505

Total liabilities	6,744	12,079

COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 18,261,807 and 18,260,567 issued and outstanding, respectively as of December 31, 2015 and 18,074,291 and 18,073,051 issued and outstanding, respectively as of December 31, 2014	182	181
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid-in capital	230,999	230,276
Accumulated deficit	(178,101)	(168,618)
Accumulated other comprehensive loss, net of taxes	(5,851)	(4,059)

Total stockholders' equity	47,172	57,723

Total liabilities and stockholders' equity	$53,916	$69,802

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

All amounts in thousands except share and per share amounts

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net sales	$29,783	$39,288
Cost of sales	31,607	44,522

Gross loss	(1,824)	(5,234)
Selling, general and administrative expenses	10,186	12,832
Research and development expense	1,265	1,160
(Recovery) provision for bad debt expense	(255)	483

Operating loss	(13,020)	(19,709)
Interest (expense) income, net	(38)	27
Other (expense) income, net	(723)	3,634
Loss on disposal of fixed assets	—	(451)
Foreign currency transaction (loss) gain	(34)	298

Loss from continuing operations before income tax (benefit) expense	(13,815)	(16,201)
Income tax (benefit) expense from continuing operations	(400)	6,532

Net loss from continuing operations	(13,415)	(22,733)
Discontinued operations (Note 4):
Income tax (benefit) expense from discontinued operations	(3,952)	884

Net earnings (loss) from discontinued operations	3,952	(884)

Net loss	$(9,463)	$(23,617)

Other comprehensive loss:
Foreign currency translation (net of tax effect of $0 and $0, respectively)	(1,792)	(2,146)

Other comprehensive loss	(1,792)	(2,146)

Comprehensive loss	$(11,255)	$(25,763)

Net (loss) earnings per share (Note 5):
Basic from continuing operations	$(0.74)	$(2.08)

Basic from discontinued operations	0.22	(0.08)

Basic	$(0.52)	$(2.16)

Diluted from continuing operations	$(0.74)	$(2.08)

Diluted from discontinued operations	0.22	(0.08)

Diluted	$(0.52)	$(2.16)

Weighted-average shares outstanding (Note 5):
Basic	18,098,207	10,920,200

Diluted	18,098,207	10,920,200

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

All amounts in thousands except share and per share amounts

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss
					Additional Paid-In- Capital		Accumulated Deficit	Total Stockholders' Equity
	Issued	Amount	Acquired	Amount
Balance at January 1, 2014	13,922,842	$139	1,240	$(57)	$236,114	$(1,913)	$(122,421)	$111,862
Stock-based compensation	135,512	2	—	—	2,425	—	—	2,427
Employee stock purchase plan	594	—	—	—	2	—	—	2
Tender offer, net	(5,203,986)	(52)	—	—	(26,377)	—	—	(26,429)
Common stock issuance to Zhenfa, net	9,210,710	92	—	—	18,112	—	—	18,204
Special dividend	—	—	—	—	—	—	(22,580)	(22,580)
Net loss	—	—	—	—	—	—	(23,617)	(23,617)
Foreign currency translation	—	—	—	—	—	(2,146)	—	(2,146)

Balance at December 31, 2014	18,065,672	$181	1,240	$(57)	$230,276	$(4,059)	$(168,618)	$57,723

Stock-based compensation	146,335	1	—	—	631	—	—	632
Employee stock purchase plan	3,034	—	—	—	3	—	—	3
Common stock issuance to Zhenfa, net	—	—	—	—	(4)	—	—	(4)
Special dividend	—	—	—	—	—	—	(20)	(20)
Shared services arrangement with Zhenfa	—	—	—	—	93	—	—	93
Fractional shares retired resulting from split	(279)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,463)	(9,463)
Foreign currency translation, net of tax	—	—	—	—	—	(1,792)	—	(1,792)

Balance at December 31, 2015	18,214,762	$182	1,240	$(57)	$230,999	$(5,851)	$(178,101)	$47,172

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2015	Year Ended December 31, 2014
OPERATING ACTIVITIES
Net loss	$(9,463)	$(23,617)
Net earnings (loss) from discontinued operations	3,952	(884)

Net loss from continuing operations	(13,415)	(22,733)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,889	2,078
Stock-based compensation expense	735	2,380
Non-cash reversal of loss contingency (Note 12)	—	(4,089)
Non-cash reversal of restructuring accrual(Note 13)	—	(1,045)
Loss (gain) on disposal of property, plant and equipment	—	451
(Recovery) provision for bad debt expense	(255)	483
Loss on reclassification on held for sale assets	722	1,179
Non-cash change in income tax receivable	—	(7,166)
Deferred income tax expense (benefit)	—	14,867
Changes in operating assets and liabilities:
Accounts receivable	(4,817)	(8,188)
Due from Zhenfa	5,429	—
Cash received from income tax refunds	—	11,908
Inventories, net	3,162	(57)
Other current assets	(923)	(566)
Accounts payable	(332)	155
Accrued liabilities	294	(1,825)
Income taxes payable	(400)	(872)
Other, net	1,400	(1,398)

Net cash used in continuing operations	(6,511)	(14,438)
Net cash provided by (used in) discontinued operations	(905)	(31)

Total net cash used in operating activities	(7,416)	(14,469)

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

All amounts in thousands

	Year Ended December 31, 2015	Year Ended December 31, 2014
INVESTING ACTIVITIES
Capital investments	(2,408)	(3,115)
Proceeds from sale of fixed assets	601	6,805

Net cash (used in) provided by continuing operations	(1,807)	3,690
Net cash provided by discontinued operations	—	—

Net cash (used in) provided by investing activities	(1,807)	3,690

FINANCING ACTIVITIES
Repurchase of common stock in tender offer	—	(24,042)
Tender offer fees	—	(2,387)
Special dividend	(20)	(22,580)
Common stock issuance to Zhenfa	—	21,662
Common stock issuance fees	(4)	(3,016)
Shared services arrangement with Zhenfa	93	—
Factoring arrangement	493	—
Common stock issued under employee stock purchase plan	3	2

Net cash provided by (used in) continuing operations	565	(30,361)
Net cash used in discontinued operations	—	—

Net cash provided by (used in) financing activities	565	(30,361)

Effect of exchange rate changes on cash	(191)	(481)

Net decrease in cash and cash equivalents	(8,849)	(41,621)
Cash and cash equivalents, beginning of period	16,552	58,173

Cash and cash equivalents, end of period	$7,703	$16,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Income taxes	$905	$(11,877)

Interest expense paid to factoring arrangement	$8	$—

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

        These consolidated financial statements reflect the financial statements of STR Holdings, Inc. ("Holdings" or the "Company") and its subsidiaries on a consolidated basis. Due to the divestiture of the Quality Assurance ("QA") business as discussed below, the QA business' historical operating results are recorded in discontinued operations in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows for all applicable periods presented. See Note 4 below.

        On January 30, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a one-for-three reverse split of its common stock and its common stock began trading on the New York Stock Exchange ("NYSE") on a split-adjusted basis on February 2, 2015. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of issued and outstanding shares of the Company's common stock was reduced to approximately 18,074,291 and 18,073,051, respectively, at December 31, 2014. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the consolidated financial statements and accompanying notes.

        On September 29, 2015, the Company was notified by the NYSE that the Company was not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to the Company's failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15,000. The Company's common stock began trading on the OTC Pink Marketplace beginning on September 30, 2015 under the ticker symbol "STRI." On October 5, 2015, the Company's common stock began trading on the OTCQX Marketplace under the symbol "STRI."

        The accompanying consolidated financial statements and the related information contained within the notes to the consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for financial information and annual reports on the Form 10-K.

Nature of Operations

        The Company was incorporated in 1944 as a plastics and industrial materials research and development company and evolved into two core businesses: solar encapsulant manufacturing and quality assurance services. The Company currently designs, develops and manufactures encapsulants that protect the embedded semiconductor circuits of solar panels and sells these products to solar module manufacturers worldwide.

        The Company launched its former QA business in 1973 and commenced sales of solar encapsulant products in the late 1970s. The Company's strategic divestiture of the QA business is described below and in Note 4.

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

        Fair Value Estimates.    Accounting Standards Codification ("ASC") 820-10 Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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

        The carrying values for cash, accounts receivable, income tax receivable, accounts payable, accrued liabilities, income taxes payable and other current assets and liabilities approximate their fair values due to their short maturities. The carrying value of the Company's money market funds is based on the balance of its money market funds as of December 31, 2015, which is a Level 1 input. The carrying value of deferred compensation in 2014, which is a Level 2 input, was based upon the effective valuation of the transaction with Zhenfa of $4.80 per share. See Note 14.

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

        On isolated occasions, the Company has offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company's encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production. The Company has operated its solar business since the 1970s and over 20 GW of solar modules incorporating its encapsulants have been installed in the field with no reported module power performance issues caused by its encapsulants and no related warranty claims to-date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as its occurrence is deemed to be remote. If the Company were to ever receive a warranty claim for such matter, it would assess the need for a warranty accrual at that time.

        Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis and writes off accounts receivable after reasonable collection efforts have been made and collection is deemed uncollectible.

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

        The Company will write down inventory to its net realizable value when it is probable that the inventory carrying cost is not fully recoverable through sale or other disposition. The Company's write-down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the inventories.

        In 2015, the Company reserved $696 of inventory, a majority of which was related to excess raw material and expired finished goods inventory. In 2014, the Company reserved $1,025 of inventory, a majority of which was related to excess raw material and expired finished goods inventory related to recent product introductions.

        Long-Lived Assets.    The Company's long-lived assets consist of property, plant and equipment. Property, plant and equipment are recorded at cost and include expenditures for items that increase the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

useful lives of existing equipment. Maintenance and repairs are expensed as incurred. Property, plant and equipment accounts are relieved at cost, less related accumulated depreciation, when properties are disposed of or otherwise retired. Gains and losses from disposal of property, plant and equipment are included in net loss.

        In accordance with ASC 360—Property, Plant, and Equipment, the Company reviews the carrying value of its long-lived assets, including property, plant and equipment, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's fair value. Fair value is estimated based upon discounted future cash flows, appraisals or other reasonable estimates of fair market value.

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

        Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

part of the Company's provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 16.

        Factoring Arrangement.    The Company has entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. The Company receives funds from the factor for certain outstanding receivables for which the Company records a liability. Once the customer pays the factor directly for those receivables the Company clears the accounts receivable and the liability. As of December 31, 2015 the Company has recorded $483 as due to factoring on the consolidated balance sheets. See Note 15.

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

        On isolated occasions, the Company has offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company's encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production. The Company has operated its solar business since the 1970s and over 20 GW of solar modules incorporating its encapsulants have been installed in the field with no reported module power performance issues caused by its encapsulants and no related warranty claims to date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as its occurrence is deemed to be remote. If the Company were to ever receive a warranty claim for such matter, it would assess the need for a warranty accrual at that time.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock-Based Compensation.    In accordance with ASC 718—Compensation-Stock Compensation, the Company recognizes the grant date fair value of stock-based awards granted to employees as compensation expense over the vesting period of the awards. See Note 18.

        Loss Per Share.    The Company computes basic loss per common share in accordance with ASC 260—Earnings Per Share. Under the provisions of ASC 260, basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. See Note 5.

        Comprehensive Loss.    Comprehensive loss consists of net loss and the effects on the consolidated financial statements of translating the financial statements of the Company's international subsidiaries. Comprehensive loss is presented in the consolidated statements of comprehensive loss. The Company's accumulated other comprehensive loss is presented as a component of equity in its consolidated balance sheets and consists of the cumulative amount of the Company's foreign currency translation adjustments, net of tax.

Recent Accounting Pronouncements:

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) Amendments to the Consolidation Analysis." The amendments contained in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination and certain investment funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for years beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

        In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU simplifies the presentation of deferred income taxes. The amendments in this update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The provisions of this ASU are effective for years beginning after December 15, 2016. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of its net current deferred tax asset to the net non-current deferred tax asset in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

        In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

NOTE 3—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD.

        The Company has entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company ("Zhenfa") and its affiliate, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation ("Zhenfa U.S.").

Purchase Agreement and Special Dividend

        On August 11, 2014, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Zhenfa U.S., pursuant to which the Company agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from the Company, an aggregate of 9,210,710 shares (the "Purchased Shares") of its authorized but unissued common stock, par value $0.01 per share, for an aggregate purchase price of approximately $21,664 (the "Purchase Price"), or $2.35 per share (the "Transaction"). The Purchased Shares represented approximately 51% of the Company's outstanding shares of common stock upon the closing of the Transaction, which occurred on December 15, 2014 (the "Closing Date").

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD. (Continued)

        In connection with the Closing, the Company declared a special dividend (the "Special Dividend") on December 11, 2014 to be paid to all of its stockholders of record (other than Zhenfa U.S.) in an amount equal to $2.55 per common share on January 2, 2015.

        The Company also entered into a guarantee agreement (the "Guarantee Agreement") with Zhenfa pursuant to which Zhenfa agreed to guarantee all obligations of Zhenfa U.S. under the Purchase Agreement, including but not limited to, the payment of the Purchase Price and the performance of all covenants and agreements of Zhenfa U.S. in the Purchase Agreement.

        In connection with the closing of the Transaction, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with Zhenfa U.S. that will, among other things, require the Company to register the Purchased Shares, at the Company's expense, upon the request of Zhenfa U.S. or certain transferees of Zhenfa U.S.

Sales Service Agreement

        In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company's products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided the Company with an option to lease a manufacturing facility owned by Zhenfa rent free for a period of at least five years. The Sales Service Agreement further provides that if the Company leases the facility, Zhenfa will provide an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. The Company has not exercised this option as of December 31, 2015. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

NOTE 4—DISCONTINUED OPERATIONS

        On August 16, 2011, the Company entered into an equity purchase agreement to sell its Quality Assurance ("QA") business to Underwriters Laboratories ("UL") for $275,000 plus assumed cash. The QA business provided consumer product testing, inspection, auditing and consulting services that enabled retailers and manufacturers to determine whether products and facilities met applicable safety, regulatory, quality, performance, social and ethical standards. In addition, the Company and UL entered into a transition services agreement, pursuant to which the Company agreed to provide certain services to UL following the closing of the sale, including accounting, tax, legal, payroll and employee benefit services. UL agreed to provide certain information technology services to the Company pursuant to such agreement. On September 1, 2011, pursuant to the terms and conditions of the equity purchase agreement, as amended, the Company transferred the applicable assets, liabilities, subsidiaries and employees of the QA business to Nutmeg Holdings, LLC ("Nutmeg") and STR International, LLC ("International", and together with Nutmeg and their respective subsidiaries, the "Nutmeg

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—DISCONTINUED OPERATIONS (Continued)

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

        During 2015, the Company settled an income tax audit for the tax years 2009, 2010 and 2011 related to state filings of the Company's QA business sold in 2011. As a result, the Company recorded an income tax expense to discontinued operations of $21 in the current year. Additionally, the Company recorded an income tax benefit to discontinued operations of $3,967 relating to the reversal of uncertain tax positions due to the expiration of the statute of limitations and a benefit of $6 related to a statute lapse on a proposed amended return that was never filed.

        During 2014, the Company received proposed tax audit adjustments for the tax years 2009, 2010 and 2011 related to state filings of the Company's QA business sold in 2011. As a result, the Company recorded an aggregate income tax expense to discontinued operations of $884.

        The following table sets forth the operating results of the QA business presented as a discontinued operation for the years ended December 31, 2015 and 2014, respectively:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net sales	$—	$—

Loss from operations before income tax expense	—	—
Gain on sale before income tax expense	—	—

Net earnings before income tax expense	$—	$—

Income tax (benefit) expense	$(3,952)	$884

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—EARNINGS PER SHARE

        The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Basic and diluted net (loss) earnings per share
Numerator:
Net loss from continuing operations	$(13,415)	$(22,733)
Net earnings (loss) from discontinued operations	3,952	(884)

Net loss	$(9,463)	$(23,617)

Denominator:
Weighted-average shares outstanding	18,098,207	10,920,200
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	—	—

Weighted-average shares outstanding with dilution	18,098,207	10,920,200

Net (loss) earnings per share:
Basic from continuing operations	$(0.74)	$(2.08)
Basic from discontinued operations	0.22	(0.08)

Basic	$(0.52)	$(2.16)

Diluted from continuing operations	$(0.74)	$(2.08)
Diluted from discontinued operations	0.22	(0.08)

Diluted	$(0.52)	$(2.16)

        On March 7, 2014, the Company repurchased and retired 5,203,986 shares of its common shares at $4.62 per share in connection with a modified "Dutch Auction" tender offer.

        On December 15, 2014, pursuant to the terms of the Purchase Agreement, the Company issued to Zhenfa U.S. an aggregate of 9,210,710 shares of its authorized but unissued common stock, par value $0.01 per share, for an aggregate purchase price of approximately $21,664, or $2.35 per share. The Purchased Shares represented approximately 51% of the Company's outstanding shares on the Closing Date.

        Due to the loss from continuing operations during the years ended December 31, 2015 and 2014, the weighted-average common shares outstanding does not include any stock options and any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

        Because the effect would be anti-dilutive, there were 30 and 4 shares of common stock issuable upon the exercise of options issued under the STR Holdings, Inc. 2010 Employee Stock Purchase Plan ("ESPP") that were not included in the computation of diluted weighted-average shares outstanding for the years ended December 31, 2015 and 2014, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—EARNINGS PER SHARE (Continued)

        Because the effect would be anti-dilutive, there were 1,501,331 and 0 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for the years ended December 31, 2015 and 2014, respectively.

NOTE 6—BANK ACCEPTANCE NOTES

        Customers in China frequently settle their amounts owed to the Company with bank acceptance notes. Bank acceptance notes are draft instruments that are guaranteed to be paid at maturity by the respective bank. Upon receipt of the bank acceptance note, the Company can elect to hold the instrument until maturity and receive full face value, discount it with the bank for a fee, or transfer it at full face value to suppliers who will accept the note as settlement of the Company's accounts payable balance with them.

        Bank acceptance notes consists of the following:

	December 31, 2015	December 31, 2014
Balance as of beginning of period	$—	$—
Received from customers	5,874	873
Converted to cash	(1,566)	(149)
Paid to suppliers	(4,216)	(724)

Balance as of end of period	$92	$—

        All of the bank acceptance notes as of December 31, 2015 mature prior to June 30, 2016. Due to the short time to maturity, the Company believes the bank acceptance notes' carrying value approximates fair value. As of December 31, 2015, the annual effective discount rate for all of the bank acceptance notes was 5.5%.

NOTE 7—INVENTORIES, NET

        Inventories consist of the following:

	December 31, 2015	December 31, 2014
Finished goods	$872	$1,806
Raw materials	4,630	7,467
Reserve	(696)	(1,025)

Inventories, net	$4,806	$8,248

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—LONG-LIVED ASSETS AND GOODWILL

Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	Estimated Useful Lives	December 31, 2015	December 31, 2014
Land		$2,113	$3,571
Buildings and improvements	15 - 40	6,636	12,412
Machinery and equipment	5 - 8	9,998	19,615
Furniture, fixtures and computers	3 - 5	2,869	3,493
Less: accumulated depreciation		(12,852)	(19,552)

Subtotal		8,764	19,539
Construction-in-progress		1,817	656

Property, plant and equipment, net		$10,581	$20,195

        Depreciation expense was $1,889 and $2,078 for the years ended December 31, 2015 and 2014, respectively.

        Due to its decision to close its Malaysia facility, the Company performed an analysis to assess the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company recorded a loss on reclassification of $722 as of December 31, 2015.

        In October 2014, the Company sold its East Windsor, Connecticut facility for approximately $4,750. The sale of the property was part of the Company's focus to reduce its footprint and operating costs. An analysis of the asset group was performed and a loss on reclassification of $1,179 was recorded during 2014. The Company has relocated its corporate and research and development functions to its owned facility located in Enfield, Connecticut.

        In 2014, the Company sold its land use rights for a parcel of land located in Suzhou, Jiangsu Province, China to the Administration Committee of Changkun Industrial Government for $1,924. The Company recorded a loss on disposal of fixed assets for the sale of this asset of $435.

Impairment Testing

        In accordance with ASC 360-Property, Plant and Equipment, the Company assesses the impairment of its long-lived assets whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the Company assessed if the following factors were present which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in net sales generated under its trademarks; loss of a significant customer or a reduction in demand for customers' products; a significant adverse change in the extent to or manner in which the Company used its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company's common stock.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—LONG-LIVED ASSETS AND GOODWILL (Continued)

        At December 31, 2015 and 2014, the Company recorded valuation allowances against its deferred tax assets and the Company determined this to be an indicator to test its long-lived assets for impairment. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and it determined that its history of actual net losses was negative evidence that should be given more weight than future projections. The Company also determined the recording of valuation allowances to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company concluded that no impairment existed as the sum of the undiscounted expected future cash flows exceeded the carrying value of its asset group, which is its reporting unit, ($57,723 as of December 31, 2014) by $54,854. The key assumptions driving the undiscounted cash flows were the forecasted sales growth rate and EBITDA margin. In addition to assessing the undiscounted cash flows, the Company also assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believed its property, plant and equipment's carrying value was recoverable and depreciable lives were appropriate as of December 31, 2015 and 2014. If the Company experiences a significant reduction in future sales volume, further ASP reductions, lower profitability, ceases operations at any of its facilities, or negative changes in Malaysia, U.S. or Spain real estate markets, the Company's property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 9—ASSETS HELD FOR SALE

        In July 2015, the Company announced a restructuring plan that included the closure of its Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company has engaged advisors and is actively trying to sell its land-use right, building and other fixed assets located at the facility.

        In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company's assessment of the status of the Malaysian property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were reclassified on the consolidated balance sheet as of December 31, 2015 and classified as assets held for sale. As a result of this analysis, a loss on reclassification of $722 was recorded in the Company's consolidated statement of comprehensive loss.

NOTE 10—LEASES

        The Company leases facility space under non-cancelable operating leases. The leases require the Company to pay property taxes, common area maintenance and certain other costs in addition to base rent. The Company also leases office equipment under operating leases.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—LEASES (Continued)

        Future minimum payments under all non-cancelable operating leases were as follows as of December 31, 2015:

2016	$159
2017	158
2018	67
2019	1
2020	—
Thereafter	—

$385

        Rental expense on facility space and equipment operating leases was $195 and $392 for the years ended December 31, 2015 and 2014, respectively.

NOTE 11—ACCRUED LIABILITIES

        Accruals consist of the following:

	December 31, 2015	December 31, 2014
Product performance (see Note 12)	$—	$189
Salary and wages	411	381
Accrued bonus	131	—
Professional fees	510	704
Restructuring severance and benefits (see Note 13)	268	32
Environmental (see Note 12)	57	57
Accrued franchise tax	125	565
Client deposits	972	213
Other	606	639

Total	$3,080	$2,780

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Product Performance Matters

        The Company provides a short-term warranty that it has manufactured its products to the Company's specifications. On limited occasions, the Company incurs costs to service its products in connection with specific product performance matters that do not meet the Company's specifications. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

        On isolated occasions, the Company has also offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company's encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production. The Company has operated its solar business since the 1970s and over 20 GW of solar modules incorporating its encapsulants have been installed in the field with no reported module power performance issues caused by the Company's encapsulants and no related warranty claims to date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as its occurrence is deemed to be remote. If the Company was to ever receive a warranty claim for such matter, the Company would assess the need for a warranty accrual at that time.

        The Company has accrued for specific product performance matters incurred in 2015 and 2014 that are based on management's best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company's product performance liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2015	December 31, 2014
Balance as of beginning of period	$189	$4,141
Additions	156	528
Reversals	—	(4,089)
Reductions	(340)	(355)
Foreign exchange impact	(5)	(36)

Balance as of end of period	$—	$189

        During 2014, the Company reversed $4,089 of an accrual related to a quality claim by one of the Company's customers in connection with a non-encapsulant product that the Company purchased from a vendor in 2005 and 2006 and resold. The reversal was recorded in other income in the consolidated statements of comprehensive loss for the year ended December 31, 2014. The Company stopped selling this product in 2006. The Company had concluded that the settlement of this contingency was no longer probable and was remote.

Environmental

        During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The following

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

table summarizes the Company's environmental liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2015	December 31, 2014
Balance as of beginning of period	$57	$76
Additions	—	—
Reductions	—	(19)

Balance as of end of period	$57	$57

NOTE 13—COST REDUCTION ACTIONS

        In light of the continued shift in module manufacturing to mainland China, and the requirement within this growing market for just-in-time delivery, the Company announced plans in 2013 to cease production at its Johor, Malaysia facility in 2014. In conjunction with the anticipated closure, the Company recognized severance and other benefits of $386 in cost of sales and $377 in selling, general and administrative expenses in 2013. During 2014, the Company reassessed the strategic benefit of its Malaysia facility. Due to continued solar trade disputes between China and the United States and Europe, including the levy of tariffs and anti-dumping duties, solar module production was expected to increase in Asia outside of China. Therefore, the Company believed its Malaysia facility was strategically located in this region, and would remain open indefinitely. As a result, the Company reversed restructuring accruals recorded in 2013 during 2014 resulting in a positive benefit to cost of sales of $407 and selling, general and administrative expense of $388.

        During 2014, the Company received notification that it fulfilled the necessary Spanish grant requirements provided by the government and in turn reversed $250 of an accrual initially recorded in 2012.

        The activity during the year ended December 31, 2014 related to cash settlements of previously accrued amounts, minor adjustments for cost reduction actions initiated in 2013 and the non-cash reversal of prior accruals relating to the Malaysia facility that would now remain open and the Spanish grants.

        On July 27, 2015, the Company again reassessed the continued operations of its Malaysia facility and decided to close its Malaysia facility, effective August 2, 2015 following a recent decision by the Company's largest customer to exit its OEM module production in Malaysia. The Company expects to continue to fulfill orders to this customer from its Spain and China facilities. The Company reviewed the current inventory on hand and began to transfer inventory to its other manufacturing locations. An analysis was performed and inventory was written down to net realizable value. During the second half of 2015 the Company recognized $352 of severance and benefits as well as a $467 inventory write down in cost of sales and $467 of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—COST REDUCTION ACTIONS (Continued)

        The restructuring accrual consists of $268 for severance and benefits as of December 31, 2015. A rollforward of the severance and other exit cost accrual activity is as follows:

Balance at January 1, 2014	$1,934
Additions	440
Reversals	(1,045)
Reductions	(1,297)

Balance at December 31, 2014	$32

Additions	1,600
Reversals	—
Reductions	(1,364)

Balance at December 31, 2015	$268

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

  •
  Level 3—unobservable inputs that are not corroborated by market data.

        The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2015:

	Financial assets and liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3
Money market funds(1)	$3,002	$—	$—
Bank acceptance notes(2)	92	—	—
Non-recurring fair value measurements(4)	—	—	7,899

Total	$3,094	$—	$7,899

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2014:

	Financial assets and liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3
Money market funds(1)	$1,441	$—	$—
Deferred compensation(3)	—	(204)	—

Total	$1,441	$(204)	$—

(1)
Included in cash and cash equivalents on the Company's Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.

(2)
Refer to Note 6 for further information.

(3)
Included in other long-term liabilities on the Company's Consolidated Balance Sheets. Refer to Note 18 for further information.

(4)
Included in assets held for sale on the Company's Consolidated Balance Sheets. Refer to Note 9 for further information.

NOTE 15—FACTORING ARRANGEMENT

        In October 2015, the Company's wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.0 million, which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of December 31, 2015 the Company has recorded $483 as due to factoring on the consolidated balance sheets.

NOTE 16—INCOME TAXES

        Loss from continuing operations before income tax expense (benefit) is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Domestic	$(4,761)	$(6,341)
Foreign	(9,054)	(9,860)

Total	$(13,815)	$(16,201)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES (Continued)

        The expense (benefit) for income taxes from continuing operations consists of the following components:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Current income tax (benefit) expense from continuing operations
U.S. federal	$(414)	$(8,377)
Foreign	14	12
State and local	—	30

Total current income tax (benefit) expense from continuing operations	(400)	(8,335)
Deferred income tax expense (benefit) from continuing operations
U.S. federal	—	12,300
Foreign	—	2,567
State and local	—	—

Total deferred income tax expense (benefit) from continuing operations	—	14,867

Total income tax expense (benefit) from continuing operations	$(400)	$6,532

        There were no tax benefits for the years ended December 31, 2015 and 2014, respectively, associated with the exercise of stock options that were recorded to additional paid-in capital. Tax benefits associated with the "windfall" for stock options exercised are determined on a "with and without" basis.

        During 2014, all outstanding non-qualified stock options were cancelled. During 2015, the Company issued new of non-qualified stock options. The Company has no "windfall" in additional paid-in-capital as of December 31, 2015. The Company recorded a deferred tax expense before valuation allowance of $21 and $4,806 relating to non-qualified stock option cancellations for the years ended December 31, 2015 and 2014, respectively.

        A deferred tax expense of $0 relating to the cumulative translation adjustment of the Company's foreign subsidiaries financial statements was recorded in other comprehensive (loss) income for the years ended December 31, 2015 and 2014.

        The Company was not subject to income taxes for the years ended December 31, 2015 and 2014.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES (Continued)

        Following is a reconciliation of the Company's effective income tax rate from continuing operations to the United States federal statutory tax rate:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected tax at U.S. statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes net of federal income tax effect	0.0%	(0.1)%
Foreign rate differential	(11.7)%	(5.6)%
Foreign unremitted earnings	(14.7)%	(20.1)%
Unrecognized tax benefits	2.9%	1.4%
Stock option cancellations	(0.1)%	(32.3)%
Change in valuation allowance	(8.1)%	(19.0)%
Other	(0.4)%	0.4%

Effective tax rate	2.9%	(40.3)%

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES (Continued)

        The effect of temporary differences is included in deferred tax accounts as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Deferred tax assets:
Current deferred tax assets:
Accrued salaries and benefits	$—	$11
Deferred compensation	—	—
Bad debt reserves	—	48
Inventories	—	14
Product performance accrual	—	21
Other	—	—

Total current deferred tax assets before valuation allowance	$—	$94

Valuation allowance	—	(94)

Current deferred tax assets	$—	$—

Long-term deferred tax assets:
Deferred compensation	$—	$71
Accrued compensation	9	—
Inventory	24	—
Bad debt reserves	46	—
Product performance accrual	20	—
Non-qualified stock option compensation	159	—
Restricted stock compensation	—	2
Operating loss carryforwards	8,282	6,436
Fixed assets	190	272
Other	150	549

Total long-term deferred tax assets before valuation allowance	$8,880	$7,330
Valuation allowance	(8,880)	(7,330)

Long term-deferred tax assets	—	—

Total deferred tax assets	$—	$—

Deferred tax liabilities:
Foreign unremitted earnings	$—	$—

Total deferred tax liabilities	$—	$—

Total net deferred tax assets	$—	$—

        A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a valuation allowance of $8,880 and $7,424 for deferred tax assets existing as of December 31,

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES (Continued)

2015 and December 31, 2014, respectively. The valuation allowance as of December 31, 2015 is attributable to deferred taxes in the United States and net operating loss carryforwards in the United States, Spain, China and Hong Kong. The valuation allowance as of December 31, 2014 is attributable to deferred taxes in the United States and net operating loss carryforwards in the United States, Spain, China and Hong Kong.

        During November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax asset in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

        The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense from continuing operations in the amount of approximately $(39) and $(85) for the years ended December 31, 2015 and 2014, respectively. The Company had approximately $0 and $1,183 for the payments of interest and penalties accrued at December 31, 2015 and December 31, 2014, respectively.

        A reconciliation of the beginning and ending amount of the Company's liability for unrecognized tax benefits, excluding interest and penalties, is as follows (includes continuing and discontinued operations):

Balance at January 1, 2014	$3,312

Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(113)

Balance at December 31, 2014	$3,199

Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(3,199)

Balance at December 31, 2015	$—

        The amount of unrecognized tax benefit that would potentially impact the Company's effective tax rate from continuing operations and discontinued operations was $0 and $3,199 (excluding interest and penalties) as of December 31, 2015 and 2014, respectively. During 2015, the Company had reductions for tax positions of prior years of $3,199 for a lapse in the statute of limitations. The Company recorded an income tax benefit in continuing operations of $375 (excluding interest and penalties) and an income tax benefit in discontinued operations of $2,824 (excluding interest and penalties). The Company has open tax years from 2004-2015 with various foreign tax jurisdictions. The Company expects $0 (excluding interest and penalties) of unrecognized tax benefits to reverse within the next twelve months.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES (Continued)

        The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

        The Company has an open tax year of 2015 for U.S. federal tax purposes. The Company has open tax years from 2012-2015 with various state tax jurisdictions. In connection with the examination of the Company's tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce incomes taxes payable. The Company believes it has sufficient accruals for its contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns, although actual results may differ.

        During 2014, and 2015, the Company went through several examinations that resulted in no material adjustments, including: an examination in the United States by the Internal Revenue Service for tax years 2011, 2012, 2013, and 2014; an examination by the State of Florida for the tax years 2010, 2011 and 2012; and an inspection for the 2012 return filed for Spain. As of December 31, 2015 the Company had an income tax receivable of $8,252 relating to the 2014 federal net operating loss carryback, for which the Company was awaiting final approval from the U.S. Congressional Joint Committee on Taxation.

        During 2015, the Company settled an audit conducted by the State of Massachusetts for tax years 2009, 2010, and 2011, relating to the Company's QA business, which was sold in 2011. The Company recorded an income tax expense to discontinued operations of $21 and $884 for the years ended December 31, 2015 and 2014, respectively. Refer to Note 4-Discontinued Operations for further explanation.

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

        The Company's subsidiary in Malaysia is operating under a tax holiday arrangement that extends through 2019. The impact of the tax holiday on its effective rate is a reduction in the benefit of 11.7% and 5.6% percentage points for 2015 and 2014, respectively.

NOTE 17—STOCKHOLDERS' EQUITY

Preferred Stock

        The Company's Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value, issuable in series. At December 31, 2015 and 2014, there were no shares issued or outstanding.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—STOCKHOLDERS' EQUITY (Continued)

Common Stock

Reverse Stock Split

        As more fully described in Note 1, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

        The Company's Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At December 31, 2015, there were 18,261,807 shares of issued and 18,260,567 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 18,260,567 shares outstanding are 18,214,762 shares of common stock and 45,805 shares of restricted unvested common stock.

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

        On August 11, 2014, the Company entered into the Purchase Agreement with Zhenfa U.S., pursuant to which the Company agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from the Company, an aggregate of approximately 9,210,710 shares (the "Purchased Shares") of its authorized but unissued common stock, par value $0.01 per share (the "Common Stock"), for an aggregate purchase price of approximately $21,664, or $2.35 per share (the Transaction"). The Purchased Shares represented approximately 51% of the Company's outstanding shares upon the closing of the Transaction, which occurred on December 15, 2014.

Treasury Stock

        At December 31, 2015 and 2014, there were 1,240 shares held in treasury that were purchased at a cost of $57.

NOTE 18—STOCK-BASED COMPENSATION

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

NOTE 18—STOCK-BASED COMPENSATION (Continued)

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

        The following table summarizes the Company's stock-based compensation awards under the 2009 Plan during 2015 and 2014:

Date	Award Type	Exercise Price	Shares	Recipient
2nd Quarter 2015	Restricted Stock	$1.16	155,172	Board of Directors
2nd Quarter 2015	Restricted Stock	$1.43	22,028	Board of Directors
1st Quarter 2015	Options	$1.52	1,964,665	Various Employees
1st Quarter 2015	Restricted Stock	$4.11	7,561	Board of Directors
4th Quarter 2014	Restricted Stock	$4.11	20,857	Board of Directors
3rd Quarter 2014	Restricted Stock	$4.05	17,735	Board of Directors
2nd Quarter 2014	Restricted Stock	$4.30	57,568	Board of Directors
2nd Quarter 2014	Options	$1.59	1,000,000	Various Employees
1st Quarter 2014	Restricted Stock	$4.71	16,720	Board of Directors

        There were 1,828,786 shares available for grant under the 2009 Plan as of December 31, 2015.

        The 1,964,665 options granted during the year ended December 31, 2015, vest equally on each of the three anniversaries of the date of grant, subject to acceleration in certain circumstances.

        The Company determined the fair value of the stock options issued in 2015 and 2014 using the Black-Scholes option pricing model. The Company's assumptions about stock-price volatility were based on the historical implied volatilities of its common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to the Company's employees. The expected term represents the estimated time until employee exercise is estimated to occur taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—STOCK-BASED COMPENSATION (Continued)

        The following table presents the assumptions used to estimate the fair values of the stock options granted during the periods presented below:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected volatility	68.4%	55.1%
Risk-free interest rates	1.8%	2.7%
Expected term (in years)	6.9	6.7
Forfeiture rate	5.0%	—%
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$0.99	$0.90

Stock Option Cancellations

        During 2014, 1,365,916 stock options were cancelled due to the termination of employment of certain employees at the end of 2013. Since no tax windfall pool existed in additional paid-in-capital, the reduction in the deferred tax asset of $1,377 was charged to income tax expense as a discrete item in 2014.

        Due to the closing of the Transaction with Zhenfa, which constituted a change of control transaction under the Company's equity incentive plan, the Board of Directors, as permitted under such plan, to cancel all outstanding options effective as of the closing of that transaction. The Company cancelled the options due to material changes in its business and capital structure that would significantly impact its previously issued options. These changes included the share issuance which represented a change in control and approximately doubled the Company's share count, payment of the Special Dividend and the reverse stock split. All of these items represented material changes to its capital structure and market capitalization and could materially impact the trading price of its common stock. Due to the uncertainty, the Company cancelled the options prior to the transaction with Zhenfa and issued new options at a later date after the capital structure was established following the completion of the reverse stock split, and the Company's stock price traded for a period of time subsequent to all of these transactions.

        In total, options to purchase 3,405,389 shares were cancelled, of which options to purchase 2,100,389 shares had been fully vested. The Company recorded a non-cash stock compensation expense of $1,076 associated with the cancellation which is reflected in selling, general and administrative expenses in the Company's consolidated statements of comprehensive loss.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the stock option activity under the Company's 2009 Plan for the two years ended December 31, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at January 1, 2014	3,771,305	$9.13	6.71	$3.87	$(29,265)
Options granted	1,000,000	$1.59	—	$0.90	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(4,771,305)	$7.55	—	$3.25	$—

Balance at December 31, 2014	—	$—	—	$—	$—
Options granted	1,964,665	$1.52	—	$0.99	$(2,259)
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(463,334)	$1.52	—	$0.99	$533

Balance at December 31, 2015	1,501,331	$1.52	9.10	$0.99	$(1,727)

Vested and exercisable as of December 31, 2015	—	$—	—	$—	$—
Vested and exercisable as of December 31, 2015 and expected to vest thereafter	1,420,235	$1.52	9.10	$0.99	$(1,633)

(1)
The aggregate intrinsic value for December 31, 2015 is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.37 of the Company's common stock on December 31, 2015. The aggregate intrinsic value for January 1, 2014 is calculated using the closing stock price of $1.37 on December 31, 2014.

        As of December 31, 2015, there was $1,032 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the years ended December 31, 2015 and 2014.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the restricted shares activity for the two years ended December 31, 2015:

	Unvested Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	38,223	$12.96
Granted	112,880	$4.74
Vested	(135,512)	$9.15
Cancelled	(8,212)	$—

Unvested at December 31, 2014	7,379	$—
Granted	184,761	$1.30
Vested	(146,335)	$1.35
Cancelled	—	$—

Unvested at December 31, 2015	45,805	$1.14

Expected to vest after December 31, 2015	45,805	$1.14

        As of December 31, 2015, there was $60 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

        On November 9, 2010, the Company's Board of Directors adopted the Employee Stock Purchase Plan and reserved 166,667 shares of the Company's common stock for issuance thereunder. The ESPP was made effective upon its approval by the votes of the Company's stockholders on May 24, 2011 during the Company's annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended. As of October 1, 2015 the Company terminated the ESPP.

        Under the ESPP, eligible employees used payroll withholdings to purchase shares of the Company's common stock at a 10% discount. The Company had established four offering periods in which eligible employees could participate. The first offering period commenced in the fourth quarter of 2011. The Company purchased the number of required shares each period based upon the employees' contribution plus the 10% discount. The number of shares purchased times the 10% discount was recorded by the Company as stock-based compensation. The Company recorded less than $1 in stock-based compensation expense relating to the ESPP for the years ended December 31, 2015 and 2014.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expense was included in the following consolidated statements of comprehensive loss categories for continuing operations:

	Years Ended December 31,
	2015	2014
Selling, general and administrative expense	$735	$2,380
Research and development expense	$—	$—

Total stock-based compensation expense	$735	$2,380

Deferred Compensation

        The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company's stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been re-measured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company's common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was paid out during the first quarter of 2015. As of December 31, 2015, no deferred compensation arrangements exist.

NOTE 19—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        The following tables set forth information about the Company's operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Year Ended December 31, 2015	Year Ended December 31, 2014
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(8,842)	$(15,559)
Depreciation and amortization	(1,889)	(2,078)
Interest (expense) income, net	(38)	27
Income tax benefit (expense)	400	(6,532)
Other non-operating expenses	(1)	—
Restructuring	(1,588)	356
Stock-based compensation	(735)	(2,380)
Non-cash reversal of loss contingency	—	4,089
Loss on reclassification of held for sale assets	(722)	(1,179)
Non-cash reversal of Spanish grants	—	974
(Loss) gain on disposal of property, plant and equipment	—	(451)

Net Loss from Continuing Operations	$(13,415)	$(22,733)

Operations by Geographic Area

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net Sales
United States	$49	$52
Spain	15,675	24,110
China	10,038	6,167
Malaysia	4,021	8,959

Total Net Sales	$29,783	$39,288

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	December 31, 2015	December 31, 2014
Long-Lived Assets
United States	$1,594	$583
Spain	6,765	7,997
China	2,220	3,004
Malaysia	—	8,611
Hong Kong	2	—

Total Long-Lived Assets	$10,581	$20,195

        Foreign sales are based on the country in which the net sales originated. Net sales to two of the Company's major customers that exceeded 10% of the Company's net sales for the year ended December 31, 2015 was $8,448. Net sales to one of the Company's major customers for the year ended December 31, 2014 was $14,345. Accounts receivable from two customers amounted to $1,570 as of December 31, 2015 and from one customer amounted to $6,334 as of December 31, 2014.

NOTE 20—EMPLOYEE BENEFIT PLANS

        The Company maintained one defined contribution benefit plan for the years ended December 31, 2015 and 2014 covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans using its forfeiture account and can also make discretionary contributions to the plans.

        The Company also maintained defined contribution benefit plans for certain foreign employees. The expense under these plans was $179 and $161 for the years ended December 31, 2015 and 2014, respectively.

NOTE 21—RELATED PARTIES

Huhui Supply Agreement

        The Company's Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. ("STR China") entered into a supply agreement (the "Huhui Supply Agreement") dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the "Minimum Amount") during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The term of the Huhui Supply Agreement is for one year; provided, however, that the initial contract may be extended for an additional six months in the event that Huhui has not purchased the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui's obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 21—RELATED PARTIES (Continued)

qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2015, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement are fair and reasonable to the Company. The Company received $1,148 as a client deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2015 the Company recorded $94 in net sales to this customer.

Module-for-Encapsulant Swap Transaction

        During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. ("ReneSola") to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for $7,487. As of December 31, 2015 the Company received $5,429 (excluding foreign exchange impact) leaving a receivable of $2,058 due from Zhenfa related to this transaction.

Employment of Zhenfa Personnel

        On July 27, 2015, the Company announced the appointment of Mr. Qu Chao to the office of Vice President, Strategic Investment, and Mr. Kong Weijie as Vice President, Business Development and General Manager, China, effective August 1, 2015. At the time, Messrs. Qu and Kong were officers of Zhenfa. Mr. Qu was also a member of the Company's Board of Directors. The services of Messrs. Qu and Kong were provided by Zhenfa, at no charge to the Company, pursuant to the terms of the Zhenfa Sales Service Agreement, as described in Note 3 above. In October 2015, the Company was advised by representatives of Zhenfa that Mr. Qu resigned as an officer of Zhenfa and that Zhenfa would no longer be supporting Mr. Qu's services as Vice President, Strategic Investment. The Company has not separately engaged Mr. Qu to continue to provide those services as he is no longer an officer of the Company. As of the date of this report, Mr. Qu is no longer a director of the Company.

        Mr. Kong currently attempts to divide his time evenly between his duties with Zhenfa and STR. As a result, the value of Mr. Kong's services provided must be reflected in the Company's consolidated financial statements. This shared services arrangement was recorded as a non-cash expense in selling, general and administrative expenses of $93 for the year ended December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

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

        We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).

        Based on our assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company's fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

        All information in this Part may be found in the Company's proxy statement (the "Proxy Statement") to be delivered to stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report in connection with the annual meeting of stockholders, which is scheduled for May 11, 2016 (the "Annual Meeting") and such information is incorporated in this report by reference pursuant to General Instruction G (3) of Form 10-K.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedule

(a)
List of documents filed as part of this report or incorporated herein by reference:

(1)
Financial Statements:

        The following financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.b

  (2)
  Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts	105

Schedule II—Valuation and Qualifying Accounts
STR Holdings, Inc. and Subsidiaries

	Beginning Balance	Additions/ Charged to Expenses	Currency Impact	Reductions	Balance at End of Period
Accounts Receivable Allowance for Doubtful Accounts:
Year ended December 31, 2015	$833	(255)	(38)	(41)	$499
Year ended December 31, 2014	$2,051	483	(133)	(1,568)	$833
Tax Valuation Allowance:
Year ended December 31, 2015	$7,424	1,456	—	—	$8,880
Year ended December 31, 2014	$1,247	6,177	—	—	$7,424
Inventory Reserve:
Year ended December 31, 2015	$1,025	1,101	(27)	(1,403)	$696
Year ended December 31, 2014	$445	1,482	(2)	(900)	$1,025

  (3)
  Exhibits:

EXHIBIT INDEX

††2.1	Stock Purchase Agreement, dated August 11, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co., Ltd. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
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
†*10.5
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

†10.7	Form of Restricted Stock Agreement of STR Holdings, Inc. (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
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
†10.10	Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Company's Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference).
†10.11
Executive Severance Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen (filed as Exhibit 10.4 to the Company's Form 10-Q filed on November 8, 2012 (file no. 001-34529) and incorporated herein by reference).
†10.12
Executive Severance Agreement dated October 1, 2012 between the Company and Alan N. Forman (filed as Exhibit 10.6 to the Company's Form 10-Q filed on November 8, 2012 (file no. 001-34529) and incorporated herein by reference).
†10.13
Executive Severance Agreement dated October 1, 2012 between the Company and Joseph C. Radziewicz (filed as Exhibit 10.7 to the Company's Form 10-Q filed on November 8, 2012 (file no. 001-34529) and incorporated herein by reference).
†10.14
Retention Bonus Letter Agreement, dated July 18, 2013, by and between STR Holdings, Inc. and Robert S. Yorgensen (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2013 (file no. 001-34529) and incorporated herein by reference).
†10.15
Retention Bonus Letter Agreement, dated July 18, 2013, by and between STR Holdings, Inc. and Alan N. Forman (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2013 (file no. 001-34529) and incorporated herein by reference).
†10.16
Amendment of Retention Bonus Letter Agreement, dated July 7, 2014, by and between STR Holdings, Inc. and Alan N. Forman (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 11, 2014 (file no. 001-34529) and incorporated herein by reference).
†10.17
Retention Bonus Letter Agreement, dated July 18, 2013, by and between STR Holdings, Inc. and Joseph C. Radziewicz (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 23, 2013 (file no. 001-34529) and incorporated herein by reference).
†10.18
Amendment of Retention Bonus Letter Agreement, dated July 7, 2014, by and between STR Holdings, Inc. and Joseph C. Radziewicz (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 11, 2014 (file no. 001-34529) and incorporated herein by reference).
10.19
Sales Service Agreement, dated as of August 11, 2014, by and between Specialized Technology Resources, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).

10.20	Registration Rights Agreement, dated as of December 15, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co., Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2014 (file no. 001-34529) and incorporated herein by reference).
10.21
Guarantee Agreement, dated as of August 11, 2014, by and between STR Holdings, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
10.22	PhotoCap Supply agreement dated as of December 31, 2014, by and between Specialized Technology Resources Solar (Suzhou) Co., Ltd and Zhangjiagang Huhui Segpv Co., Ltd.
*21	Subsidiaries of STR Holdings, Inc.
*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.DEF	XBRL Definition Linkbase Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

††
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)
By:	/s/ ROBERT S. YORGENSEN
	Name:	Robert S. Yorgensen
	Title:	Chairman, President and Chief Executive Officer

Dated: March 22, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Name	Title	Date

By: Name:	/s/ ROBERT S. YORGENSEN Robert S. Yorgensen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2016
By: Name:	/s/ THOMAS D. VITRO Thomas D. Vitro	Vice President and Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2016
By: Name:	/s/ ANDREW AFRICK Andrew Africk	Director	March 22, 2016
By: Name:	/s/ JOHN A. JANITZ John A. Janitz	Director	March 22, 2016
By: Name:	HuiYing Ju	Director
By: Name:	/s/ ANDREW M. LEITCH Andrew M. Leitch	Director	March 22, 2016
By: Name:	/s/ XIN LIN Xin Lin	Director	March 22, 2016