Form 10-K/A
period 2015-12-31
STR HOLDINGS, INC.
filed 2016-04-29
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 001-34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1023344
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Water Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (860) 272-4235

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $9,457,070 based on the price of the last reported sale of $1.19 per share on the New York Stock Exchange on that date.

On April 22, 2016, the registrant had 18,434,348 outstanding shares of Common Stock, $0.01 par value per share.

EXPLANATORY NOTE

On March 22, 2016, STR Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 29, 2016 (i.e., within 120 days after the end of the Company’s 2015 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV has been amended to include the currently dated certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our  principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because financial statements have not been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on March 22, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors (the “Board”). Our Bylaws provide that our Board will consist of between three and fifteen directors. Our Board is currently composed of six directors.

On August 11, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (the “Zhenfa U.S.”), an affiliate of Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”), pursuant to which the Company agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from the Company, an aggregate of 9,210,710 shares (the “Purchased Shares”) of its authorized but unissued common stock, par value $0.01 per share, for an aggregate purchase price of approximately $21.7 million (the “Purchase Price”), or $2.35 per share (the “Zhenfa Transaction”). The Purchased Shares represented approximately 51% of the Company’s outstanding shares of common stock upon the closing of the Transaction, which occurred on December 15, 2014 (the “Closing Date”).

Subject in each case to all fiduciary duties of the Board, pursuant to the terms of the Purchase Agreement, the Board, until immediately prior to the 2017 annual meeting of stockholders (the “2017 Annual Meeting”), will be comprised of: (i) up to four directors designated by Zhenfa U.S. and are reasonably acceptable to the Board (the “Zhenfa Directors”), at least two of whom will be independent, as defined under applicable New York Stock Exchange (“NYSE”) listing standards, and shall be eligible and qualified to serve on the Audit Committee of the Board and Compensation Committee of the Board, as determined in accordance with the rules and regulations of the SEC and applicable NYSE listing standards, (ii) one director who is also the President or Chief Executive Officer of the Company, and (iii) two directors who are independent directors of the Company as of the date of the Purchase Agreement (include any successors to any such directors who take office after the Closing Date who are nominated, or proposed to the Nominating and Corporate Governance Committee for nomination, by the Special Committee of Continuing Directors, the “Continuing Directors”).

The Company and Zhenfa U.S. have agreed that, from the Closing Date until the 2017 Annual Meeting, all vacancies on the Board created by the cessation of service of a Continuing Director or a Purchaser Director, as the case may be, shall be filled by a nominee proposed to the Nominating and Corporate Governance Committee, the Special Committee of Continuing Directors or by the remaining Zhenfa Directors or Zhenfa U.S., as the case may be. Any director so nominated and approved shall be considered a Continuing Director or Zhenfa Director, as applicable. Until the 2017 Annual Meeting, the Nominating and Corporate Governance Committee will nominate all Continuing Directors and Zhenfa Directors then serving as director for election as directors at any stockholder meeting called for the election of directors. If, prior to the 2017 Annual Meeting, there is no Continuing Director then serving on the Board, Zhenfa U.S. and the President or Chief Executive of the Company will cooperate to identify and elect two new independent directors, who shall be considered Continuing Directors. Additionally, Zhenfa U.S. has agreed to take all action necessary to vote any shares of common stock then held by it in favor of any nominee for director made pursuant to the terms of the Purchase Agreement.

The information provided below below contains information regarding our directors service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Robert S. Yorgensen, 52, has been our Chairman since December 2014 and our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our CEO, Mr. Yorgensen was the Vice President of STR and President of our Solar division since 2007 and has been employed with us for 30 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

Mr. Yorgensen was selected to serve on our Board in light of his substantial experience as President of STR Solar and his 30 year tenure with STR where he has made significant contributions to our research and development, process engineering, business development efforts and led our growth in the solar market.

Andrew D. Africk, 49, became one of our directors effective upon the closing of the Zhenfa Transaction on December 15, 2014. Mr. Africk is the founder of Searay Capital LLC, a private investment company. Mr. Africk established Searay Capital in July 2013 after 21 years leading private equity and capital markets investments for Apollo

Global Management LLC, a leading global alternative asset manager with assets under management exceeding $150 billion. As a Senior Partner at Apollo, Mr. Africk was responsible for investments in technology and communications and has over 23 years of experience financing, analyzing and investing in public and private companies. Mr. Africk also currently serves as a director of Alliqua Biomedical and Suncoke Energy. In the last six years, Mr. Africk has served on the boards of directors for various public companies including Hughes Telematics, Inc. and Hughes Communications, Inc.

Mr. Africk was selected as a member of the Board pursuant to the terms of the Purchase Agreement with Zhenfa U.S. His extensive experience serving as a director for both public and private companies, prior general management experience, financial sophistication and his significant transactional and strategic business expertise brings valuable perspectives to the Board.

John A. Janitz, 73, has served on our Board since June 2007. Mr. Janitz is Chairman and Co-founding partner at Evergreen Capital Partners, a financial advisor and investment manager. In this role he also serves as a senior advisor to the private equity firm The Gores Group, where he sources investment opportunities and advises on strategy, technology, manufacturing and operational matters in the industrial sector. Prior to forming Evergreen Capital Partners, Mr. Janitz served as Co-Managing Principal for Questor Partners Funds, a private equity turnaround fund. Mr. Janitz previously served as Chairman - Global Industrial Partners at Credit Suisse, as a member of the Board, President and Chief Operating Officer of NYSE-listed Textron, Inc., as President of Gulf & Western Manufacturing Co., and as Executive Vice President of global automotive technology company TRW Inc. He began his career at Ford Motor Company.  Mr. Janitz serves as a director of Eastman Kodak Co., Continental Structural Plastics, US Farathane, TACO Inc. and LLL Holdings. Mr. Janitz holds a B.S. from Villanova University, an M.B.A. from Eastern Michigan University and completed the Harvard Advanced Management Program.

Mr. Janitz’s significant financial, investment and operating experience, as well as his membership on public and private boards, allows him to contribute strong leadership to the Board and insights into strategic, capital and operational matters.

HuiYing (Julia) Ju, 48, has served on our Board since March 2016. Ms. Ju has been the General Manager of the International Department of Zhenfa since February 2014, where she is responsible for the development of the international market for Zhenfa, and its affiliates, primarily focused on project development and engineering, procurement and construction services for utility-scale solar farms. In addition, since September 2015, Ms. Ju has served as the Chief Executive Officer and Director of Zhenfa New Energy Pakistan (Pvt) Ltd., an affiliate of Zhenfa, where she is responsible for the development of a 100 megawatt solar project in Pakistan. From May 2004 through December 2013, Ms. Ju served as the Chairman and General Manager of Zhangjiagang SEG PV Co., Ltd., a company engaged in the manufacturing and sale of solar modules. Ms. Ju also served as Sales Manager of WuXi Suntech Power Co., Ltd. from October 2002 through March 2004, and as the Customer Service Manager of German Barmag Machinery Co., Ltd. from April 2000 through October 2002.

Ms. Ju was selected as a member of the Board pursuant to the terms of the Purchase Agreement with Zhenfa U.S. Her association with the Company’s largest stockholder and her extensive international business and management experience in the solar manufacturing field and knowledge of China brings valuable perspectives to the Board.

Andrew M. Leitch, 72, has served on our Board since our initial public offering in November 2009. Mr. Leitch was a senior partner with Deloitte & Touche LLP for over 27 years, last serving as the Vice Chairman of the Management Committee, Hong Kong from September 1997 through his retirement in March 2000. Mr. Leitch has served as a director, chairman of the board, chairman of the nominating and governance committee, and member of the audit committee and compensation committees of Blackbaud Inc., and as a director and chairman of the audit committee of Cardium Therapeutics Inc. since February 2004 and August 2007, respectively. Mr. Leitch served as director and chairman of the audit committee of Aldila, Inc. from May 2004 through February 2010 and a director of L&L Energy Inc. from February 2011 through August 2011. Mr. Leitch also serves as a director of various private companies. He is a Certified Public Accountant in the state of New York, and a Chartered Accountant in Ontario, Canada.

Mr. Leitch was selected to serve on our Board in light of his extensive experience as a director of various public and private companies, serving as the chairman of certain boards and audit committees and as a member of certain compensation committees and governance committees, and his extensive understanding of U.S. and international financial accounting principles, systems of internal control and corporate governance principles.

Xin (Cindy) Lin, 43, became one of our directors effective upon the closing of the Zhenfa Transaction on December 15, 2014. Ms. Lin is currently President of Zhen Fa New Energy (U.S.) Co., Ltd., having served in this capacity since April 2013, and is responsible for leading Zhenfa’s activities in the U.S., including investment and acquisitions. Ms. Lin has also worked at Medtronic IT since August 2001, where she currently serves as senior principal IT developer, with a primary focus in business intelligence, data management and data analytics. In 2006, Ms. Lin founded L&B International LLC, a consulting firm focusing on providing consulting services in the area of renewable energy development, and is currently its President. Ms. Lin previously worked at the Bank of China in Beijing, China, where she was responsible for international trade settlement and financial instruments for export and import companies.

Ms. Lin was selected as a member of the Board pursuant to the terms of the Purchase Agreement with Zhenfa U.S. Her association with the Company’s largest stockholder and her extensive experience in the solar industry, knowledge of China, prior general management experience and her significant international business expertise brings valuable perspectives to the Board.

Executive Officers

Biographical information for the Company’s executive officers are included in the Original Form 10-K.

Audit Committee

We have a standing Audit Committee. Our Audit Committee currently consists of Messrs. Africk and Leitch, with Mr. Leitch serving as Chair of the Audit Committee. Mr. Eugene Cha served as a member of the Audit Committee until his resignation from the Board effective March 14, 2016.

Our Board affirmatively determined that Messrs. Leitch and Africk meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and NYSE rules. In addition, our Board has determined that each member of our Audit Committee is financially literate and Mr. Leitch qualifies as our “Audit Committee financial expert.” Mr. Leitch currently serves on the Audit Committee of three public companies (including us).

Code of Ethics

The Company is committed to maintaining the highest standards of business conduct and corporate governance which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of business conduct and ethics for directors, officers and employees, known as the STR Code of Business Conduct and Ethics. The STR Code of Business Conduct and Ethics is available at www.strholdings.com on the “Investor Relations” page under the link “Corporate Governance”. Any amendments to the STR Code of Business Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such filings received by us and the written representations of our officers and directors, with respect to the fiscal year ended December 31, 2015, all applicable Section 16(a) filing requirements were timely met.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2015 and 2014 earned by or paid to our Chief Executive Officer, the Chief Financial Officer during 2015 and one former executive officer who would have been one of our most highly compensated executive officers but for the fact that he was not serving as an executive officer at the end of 2015.

Joseph C. Radziewicz served as the Company’s Vice President, Chief Financial Officer and Chief Accounting Officer until his resignation on December 31, 2015. On January 1, 2016, Mr. Thomas D. Vitro was appointed Vice President,

Chief Financial Officer and Chief Accounting Officer. As such, compensation information for Mr. Vitro is not included in this Amendment.

Name and Principal Position	Year	Salary ($)(1)	Option Awards $(2)(3)	All Other Compensation ($)(4)	Total ($)
Robert S. Yorgensen	2015	$493,269	$650,100	$37,550	$1,180,919
Chairman, President and CEO	2014	$475,000	$315,407	$226,609	$1,017,016

Alan N. Forman	2015	$123,274	$207,900	$16,339	$347,513
Former Senior Vice President, General	2014	$305,250	$171,221	$251,495	$727,966
Counsel and Secretary (5)

Joseph C. Radziewicz	2015	$261,916	$165,000	$8,979	$435,895
Former Vice President, Chief Financial	2014	$241,100	$135,174	$188,636	$564,910
Officer and Chief Accounting Officer (6)

(1)                                 The amounts reported in this column reflect the amounts paid in 2015 pursuant to each executive’s employment agreement, except for Mr. Radziewicz who did not have an employment agreement, and take into account salary increases. For more information regarding these arrangements, see “Employment Agreements”.

(2)                                 The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 as of the grant date. The grant date fair value of the stock option awards granted to Messrs. Yorgensen, Forman and Radziewicz in 2015 was $0.99 per share. The assumptions used to calculate the amount recognized for these option awards are set forth in Note 18 to the Company’s audited financial statements contained in the Original Form 10-K. For purposes of the table above, the effects of estimated forfeitures are excluded.

(3)                                 The option awards granted in 2014 were cancelled in connection with the approval of the Zhenfa Transaction in November 2014. The option awards granted to Messrs. Forman and Radziewicz in 2015 were cancelled as of the dates of their respective resignations.

Name	Year	401(k) Match(a)	Section 125 Plan(b)	Term Life Insurance(c)	Disability Insurance(c)	Long-Term Care Insurance(c)	Deferred Compensation Arrangement(d)	Retention Bonus(e)
Robert S. Yorgensen	2015	$6,250	$29,519	$930	$522	$329	$—	$—
	2014	$6,250	$14,298	$840	$540	$1,045	$203,636	$—

Alan N. Forman	2015	$3,082	$12,514	$388	$218	$137	$—	—
	2014	$6,250	$14,298	$840	$540	$567	$—	$229,000

Joseph C. Radziewicz	2015	$6,233	$1,000	$895	$522	$329	$—	$—
	2014	$6,003	$1,000	$660	$540	$433	$—	$180,000

(a)                                 Reflects amounts of contributions paid to such executive in each fiscal year under 401(k) matching plan for eligible employees.

(b)                                 We maintain a Section 125 cafeteria plan that allows our employees to set aside pre-tax dollars to pay for certain benefits. This amount represents payments made by us on the employee’s behalf towards a Section 125 cafeteria benefits plan.

(c)                                  Represents premiums paid by us for applicable insurance policies.

(d)                                 In connection with the closing of the Zhenfa Transaction in 2014, Mr. Yorgensen qualified to receive payment of deferred compensation in an amount equal to $203,636.

(e)                                  In connection with the closing of the Zhenfa Transaction in 2014, Messrs. Forman and Radziewicz were paid bonuses pursuant to the Retention Agreements, as amended, equal to $229,000 and $180,000, respectively.

(4)                                 The amounts reported in this column represent 401(k) and profit sharing contributions to eligible employees, our Section 125 cafeteria plan, term life insurance, disability insurance, long-term care insurance and other personal benefits. The amounts included in that column are included in the table below. In connection with the closing of the Zhenfa Transaction, (i) Mr. Yorgensen qualified to receive payment of deferred compensation in an amount equal to $203,636 and (ii) Messrs. Forman and Radziewicz were paid bonuses in 2014 pursuant to the Retention Agreements, as amended, equal to $229,000 and $180,000, respectively.

(5)                                 Alan N. Forman resigned from the Company and relinquished all officers and positions held with the Company effective May 10, 2015.

(6)                                 Joseph C. Radziewicz resigned from the Company and relinquished all officers and positions held with the Company effective December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards of our named executive officer as of December 31, 2015.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Robert S. Yorgensen	—	656,667	1.52	2/6/2025

(1)                                 The options vest one-third on each of the anniversaries of the date of grant, which was February 5, 2015.

Pension Benefits

In the year ended December 31, 2015, our named executive officers received no pension benefits and had no accumulated pension benefits.

Nonqualified Deferred Compensation

The Company had no deferred compensation arrangement as of December 31, 2015.

Severance Agreements

The Company entered into severance agreements, dated as of October 1, 2012 (the “Severance Agreements”), with certain members of management, including each of Robert S. Yorgensen, Alan N. Forman and Joseph C. Radziewicz, setting forth certain payments and benefits in the event of termination of employment. With respect to Mr. Yorgensen, his Severance Agreement will remain in effect until October 1, 2017 and will automatically renew for one year periods unless the Company or the executive provides notice of termination as provided for in the Severance Agreement. However, the term of each Severance Agreement will not expire before a date that is 18 months after a Change of Control that occurs during the term of the Severance Agreements. To the extent applicable, the Severance Agreements supersede and replace the severance provisions set forth in any executive’s employment agreement with the Company.

The Severance Agreements provide, among other things, that, if the executive is terminated for any reason, the executive is entitled to his full base salary through the date of termination at the rate in effect immediately prior to such termination date, as well as all compensation and benefits due to the executive under the terms of the Company’s benefit plans, programs and arrangements in effect immediately prior to the termination date.

If an executive (other than Mr. Yorgensen) is terminated by the Company without “cause” (as such term is defined in the Severance Agreement) or if he terminates his employment with “good reason” (as such term is defined in the Severance Agreement), other than during a “change in control severance period” (as such term is defined in the Severance Agreement), the executive is entitled to receive the payments described above plus (i) the sum of 1.0 times his base salary; (ii) a pro rata portion of any bonus payment he would have been eligible to receive for the performance year during which the termination date occurs; (iii) up to 12 months of payments in the amount required for continuation of COBRA plans and other benefits; (iv) prepayment of all life insurance premiums for 12 months plus the transfer of ownership of all rights of ownership of such arrangements; (v) payments for reasonable outplacement services for up to 12 months; and (vi) the reimbursement of reasonable legal fees and expenses incurred by the executive in disputing in good faith issues relating to the termination of employment or obtaining or enforcing any benefit provided under the Severance Agreement. Mr. Yorgensen is entitled to the same benefits described above, except he is eligible to receive a sum of 2.0 times his base salary in such event and the continuation of COBRA benefits, life insurance benefits and outplacement services for up to 24 months.

If an executive (other than Mr. Yorgensen) is terminated by the Company without cause or if he terminates his employment with good reason during a change in control severance period, he is entitled to (i) the sum of 1.25 times his base salary; (ii) his target bonus for the performance year during which the termination date occurs; and (iii) the continued COBRA benefits, life insurance benefits, and outplacement services for up to 15 months and legal fees described above. Mr. Yorgensen is entitled to the same benefits described above for the other executives, except he is eligible to receive a sum of 2.0 times his base salary and target bonus in such event and the continuation of COBRA benefits, life insurance benefits and outplacement services for up to 24 months. The change of control severance period is the period commencing 90 days prior to a change in control (as such term is defined in the Severance Agreement) and ending one year following a change in control.

All of the benefits under Messrs. Forman’s and Radziewicz’s Severance Agreements terminated upon their resignations from the Company. Under the terms of their Severance Agreements, each was entitled to his full base salary through the date of termination at the rate in effect immediately prior to such termination date, as well as all compensation and benefits due to the executive under the terms of the Company’s benefit plans, programs and arrangements in effect immediately prior to the termination date.

Employment Agreements

Robert S. Yorgensen.  We entered into an employment agreement with Mr. Yorgensen, our Vice President and President of STR Solar, in connection with our acquisition by DLJMB and its co-investors on June 15, 2007. On December 7, 2011, we entered into a new employment agreement with Mr. Yorgensen, effective January 1, 2012, in connection with his appointment as the Company’s President and Chief Executive Officer. Pursuant to the new agreement, his annual base salary is $475,000 subject to annual discretionary increases, and he will be eligible to participate in the Company’s (i) management incentive plan with an annual performance bonus target of at least 80% of his annual base salary and (ii) long-term incentive plan awards in each case based upon performance goals set by our Board for a particular fiscal year.

Alan N. Forman.  We entered into an employment agreement with Mr. Forman, our former Senior Vice President, General Counsel and Secretary on May 3, 2010. Pursuant to Mr. Forman’s employment agreement, he was paid a base salary, subject to annual increases, and was eligible to receive an annual performance bonus based upon performance goals set by our Board for a particular fiscal year. For the 2015 fiscal year, Mr. Forman’s annual base salary was $305,250, of which a pro-rated amount of $123,274 was paid to him as of the date of his resignation, and was eligible to receive a target bonus equal to 45% of his base salary. For 2015, Mr. Forman was not paid a bonus. The Employment Agreement terminated in connection with Mr. Forman’s resignation from the Company.

Non-Competition and Non-Solicitation

Each of our named executive officers, entered into non-competition and non-solicitation agreements with us. Pursuant to such agreements, each such executive agreed not to compete with us for a specified period of time following such executive’s date of termination. In addition, each named executive may not solicit any of our employees during the term of his non-competition period. The non-competition and non-solicitation period is 24 months, nine months and 12 months for each of Messrs.Yorgensen, Forman and Radziewicz, respectively. Mr. Forman is no longer subject to any restrictions set forth in his non-competition and non-solicitation agreement with us. We have the option to extend Mr. Yorgensen’s non-competition and non-solicitation period for an additional year. If we extend the non-competition and non-solicitation period for Mr. Yorgensen, we must provide six months’ notice to him, pay him his annual base salary, payable over 12 months, and extend his participation in our health, life insurance, and retirement plans through the extended period.

Director Compensation

It is STR’s policy to set the compensation of directors for their service on the Board and its committees (which may include equity awards under the Company’s 2009 Equity Incentive Plan) in a manner that is designed to attract, retain and motivate highly-qualified candidates for director, and to be broadly comparable with those companies which STR considers to be its peers in the industries in which it operates. Directors who are also employees of STR or affiliates of Zhenfa do not receive any compensation for their service as directors of STR. Director compensation, including compensation for committee service, is reviewed annually by the Compensation Committee, which makes such recommendations to the Board with respect thereto as it deems appropriate.

Retainer and Meeting Fees. Directors who are or were our employees or employees of our subsidiaries or affiliated with Zhenfa did not, and will not, receive compensation for their service as members of either our Board or Board committees.

Compensation for all independent directors of the Company is as follows:

•                  a base annual retainer of $31,500 in shares of the Company’s common stock, issued quarterly, in arrears, which shares vest immediately upon issuance and will be pro-rated for any partial quarter;

•                  shares of the Company’s common stock having a fair market value of $27,000; the first such award was made immediately following the Company’s payment to its stockholders, other than Zhenfa U.S., of a special dividend (the “Special Dividend”) on January 2, 2015, and thereafter to be issued annually following the Company’s annual meeting of stockholders and to vest upon , (i) in the case of the first grant made following the payment of the Special Dividend, the first anniversary of the Company’s 2015 annual meeting of stockholders, and (ii) in the case of subsequent grants, the earlier of the first anniversary of the date of issuance or (the day before the date of the next annual meeting of stockholders, assuming continued service by such director, pro-rated for any partial quarter;

•                  an annual payment of $25,000 in cash to the chair of the Audit Committee of the Board; $12,500 in cash to the Chair of each of the Compensation Committee of the Board and Nominating and Corporate Governance Committee of the Board; and $10,000 to each member of the Special Committee of Continuing Directors, each payable quarterly in arrears and pro-rated for any partial quarter; and

•                  a fee of $1,200 in cash for each meeting of the Board and any committee thereof attended (up to eight Board of Directors meetings and eight meetings of each committee per year).

In addition, in 2015 the Company also made a one-time grant of options to purchase 133,333 shares of the Company’s common stock.

The Company also reimburses all directors for reasonable expenses incurred to attend meetings of our Board or committees.

Director Compensation Table. The following table sets forth all director compensation information for the year ended December 31, 2015.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Total Compensation ($)
Andrew D. Africk	22,800	31,500	132,000	186,300
Eugene C. Cha (4)	18,000	31,500	132,000	49,500
Qu Chao (5)	—	—	—	—
John A. Janitz	53,000	31,500	132,000	216,500
Andrew M. Leitch	54,200	31,500	132,000	217,700
Xi (Cindy) Lin	—	—	—	—
Robert Yorgensen	—	—	—	—

(1)                                 Represents the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718 as of the grant date. The grant date fair value for the stock awards granted to each of the non-employee directors (other than directors affiliated with Zhenfa) in 2015 is set forth in footnote 2 below. The assumptions used to calculate the amount recognized for these restricted stock awards set forth in Note 18 to the Company’s audited financial statements contained in the Orignal Form 10-K. For purposes of the table above, the effects of estimated forfeitures are excluded.

(2)                                 The number of shares issued and their grant date fair values were as follows: Mr. Africk, 5,507 shares, 6,618 shares, 20,724 shares and 21,284 shares at $1.43, $1.19, $0.38 and $0.37 per share on the date of issuance, respectively; Mr. Cha, 35,507 shares, 6,618 shares, 20,724 shares and 21,284 shares at $1.43, $1.19, $0.38 and $0.37 per share on the date of issuance, respectively; Mr. Janitz, 25,507 shares, 6,618 shares, 20,724 shares and 21,284 shares at $1.43, $1.19, $0.38 and $0.37 per share on the date of issuance, respectively; Mr. Leitch, 5,507 shares, 6,618 shares, 20,724 shares and 21,284 shares at $1.43, $1.19, $0.38 and $0.37 per share on the date of issuance, respectively.

(3)                                 The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 as of the grant date. The grant date fair value of the stock options awarded to each of the non-employee directors (other than directors affiliated with Zhenfa) in 2015 was $0.99 per share. The assumptions used to calculate the amount recognized for these option awards are set forth in Note 18 to the Company’s audited financial statements contained in the Original Form 10-K. As of December 31, 2015, each non-employee director (other than directors affiliated with Zhenfa) had the following number of options outstanding: Mr. Africk, 0 exercisable, 133,333 unexercisable; Mr. Cha, 0 exercisable, 133,333 unexercisable; Mr. Janitz, 0 exercisable, 133,333 unexercisable; and Mr. Leitch, 0 exercisable, 133,333 unexercisable.

(4)                                 Mr. Cha resigned effective March 14, 2016. His unvested option awards as of March 14, 2016 were cancelled as of this date.

(5)                                 Mr. Qu resigned effective November 23, 2015.

Indemnification of Officers and Directors

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware General Corporation Law (“DGCL”). We have established directors’ and officers’ liability insurance that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances.

In addition, our certificate of incorporation provides our directors will not be liable for monetary damages for breach of fiduciary duty, except for liability relating to any breach of the director’s duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the DGCL or any transaction from which the director derived an improper personal benefit.

In addition, prior to the completion of our initial public offering, we entered into indemnification agreements with each of our executive officers and directors. We also entered into indemnification agreements with each of our officers and directors that joined the Company after the initial public offering. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement to the fullest extent permitted under the DGCL.

There is no pending litigation or proceeding naming any of our directors or officers for which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or executive officer.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based upon the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage of beneficial ownership is based upon 18,434,348 shares of common stock outstanding as of April 22, 2016. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 22, 2016, (“presently exercisable stock options”) are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the address for each holder listed below is STR Holdings, Inc., 10 Water Street, Enfield, CT 06082.

Name of beneficial owner	Amount and nature of ownership	Percentage of class
Zhen Fa New Energy (U.S.) Co., Ltd. (1)	9,210,710	50.0%
Zha Zhengfa (1)	9,210,710	50.0%
T. Rowe Price Associates, Inc. (2)	1,313,707	7.1%
Andrew D. Africk	846,622	4.6%
Robert S. Yorgensen	378,706	2.1%
John A. Janitz	197,449	1.1%
Andrew M. Leitch	178,576	*
Xi (Cindy) Lin	—	*
All directors and executive officers as a group	1,601,353	8.7%

*                                         Less than one percent of the outstanding shares of our common stock.

(1)                                 Information in the table and this footnote is based solely upon information contained in a filing of Schedule 13G filed with the SEC by Zhen Fa New Energy (U.S.) Co., Ltd. on December 18, 2014. Zha Zhengfa, due to his 98% indirect ownership of Zhen Fa New Energy (U.S.) Co., Ltd., may be deemed to possess sole voting power and sole dispositive power over 9,210,710 shares of common stock beneficially owned by Zhen Fa New Energy (U.S.) Co., Ltd. The 9,210,710 shares of common stock over which Zhen Fa New Energy (U.S.) Co., Ltd. and Mr. Zhengfa reported that they may be deemed to have share voting represent approximately 50.9% of the shares of common stock outstanding. The principal business address of Zhen Fa New Energy (U.S.) Co., Ltd. is 2422 W. Remington Place, Chandler, Arizona 85286. The principal business address of Mr. Zhengfa is 27th Floor, No. 4 Gemini Building, No. 12 North Qingfeng Road, Yubei Disrict, Chongqing City, China.

(2)                                 Information in the table and this footnote is based solely upon information contained in a joint filing of Schedule 13G filed with the SEC by T. Rowe Price Associates, Inc. and T. Rowe Price Science & Technology Fund, Inc. on February 9, 2016. As of December 31, 2015, T. Rowe Price had sole dispositive power over 1,313,707 shares and sole voting power over 236,075 shares. The principal business address of T. Rowe Price is 100 East Pratt Street, Baltimore, Maryland 21202.

EQUITY COMPENSATION PLAN

The following table summarizes common stock that may be issued under our existing equity compensation plan as of December 31, 2015:

Plan Category	Common shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Common shares available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by STR stockholders(2)	—	—	1,828,786
Equity compensation plans not approved by STR stockholders	N/A	N/A	N/A
Totals	—	—	1,828,786

(1)                                 Includes shares issuable pursuant to the exercise of stock options.

(2)                                 STR Holdings, Inc. 2009 Equity Incentive Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director IndependenceDirector Independence

On September 29, 2015, STR was notified by the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to its failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. The NYSE informed STR that trading in its common stock has been suspended as of Tuesday, September 29, 2015. On September 30, 2015, STR began trading on the OTC Pink Marketplace, and on October 5, 2015, STR began trading on the OTCQX Marketplace, which is the highest tier on the OTC Marketplace.

We have made a determination of independence of our directors under NYSE standards, solely for purposes of complying with the rules and regulations of the SEC.  We are not subject to the independence requirements, or any other rule or regulation of the NYSE.  Further, to the extent we were listed on the NYSE, we would be considered a controlled company under applicable NYSE rules.  Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements.

The NYSE listing standards define specific relationships that would disqualify a director from being independent and further require that for a director to qualify as “independent,” the board of directors must affirmatively determine that the director has no material relationship with the Company.

The Board, with the assistance of the Nominating and Corporate Governance Committee, conducted an evaluation of director independence, based primarily on a review of the responses of the directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships with the Company, including those relationships described under “Item 13. Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Person Transactions” of this Amendment, and on discussions with the Board.

Our Board affirmatively determined that Messrs. Africk, Janitz and Leitch are independent directors, under the applicable rules of the NYSE. In addition, Messrs. Africk and Leitch, as current members of our Audit Committee, are also independent directors as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Certain Relationships and Related Person Transactions

Set forth below is a description of certain relationships and related person transactions between us and our directors, executive officers and holders of more than 5% of our voting securities since January 1, 2014. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Zhenfa Transaction. On August 11, 2014, we entered into the Purchase Agreement with Zhenfa U.S., pursuant to which we agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from us, the Purchased Shares for an aggregate purchase price of approximately $21.7 million. The Purchased Shares represent approximately 51% of our outstanding shares upon the closing of the Zhenfa Transaction, which occurred on December 15, 2015. The issuance and sale of the Purchased Shares was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Immediately following the Closing, we reconstituted the Board, such that, subject to certain conditions and the fiduciary duties of the Board, the Board consisted of seven directors, of which (i) four directors were Zhenfa Directors, two of whom qualify as independent directors in accordance with the applicable rules and regulations of the NYSE and the Exchange Act, (ii) one is our President or Chief Executive Officer and (iii) two are Continuing Directors. Until immediately prior to the 2017 Annual Meeting, all vacancies on the Board created by the cessation of service of a Continuing Director or a Purchaser Director, as the case may be, shall be filled by a nominee proposed to the Nominating and Corporate Governance Committee by the Special Committee of Continuing Directors or by the remaining Zhenfa Directors or Zhenfa U.S., as the case may be. Any director so nominated and approved shall be considered a Continuing Director or Purchaser Director, as applicable. Until the 2017 Annual Meeting, the Nominating and Corporate Governance Committee will nominate all Continuing Directors and Zhenfa Directors then serving as director for election as directors at any stockholder meeting called for the election of directors. If, prior to the 2017 Annual Meeting, there is no Continuing Director then serving on the Board of Directors, Zhenfa U.S. and the President or Chief Executive of the Company will cooperate to identify and elect two new independent directors, who shall be considered Continuing Directors. Additionally, Zhenfa U.S. has agreed to take all action necessary to vote any shares of common stock then held by it in favor of any nominee for director made pursuant to the terms of the Purchase Agreement.

In addition, in connection with the Purchase Agreement, a new standing committee, the Special Committee of Continuing Directors, was created. The Special Committee of Continuing Directors consists of Messrs. Leitch and Janitz. For more information regarding the Special Committee of Continuing Directors, please see “Special Committee of Continuing Directors” in this proxy statement.

The parties also agreed that, from the Closing Date through the date of the 2017 Annual Meeting, unless otherwise consented to by Zhenfa U.S. and the Special Committee of Continuing Directors, the Company will: (i) use commercially reasonable efforts to retain its listing on the NYSE; (ii) continue to file all required reports with the SEC; (iii) continue to carry on its business as a manufacturer of solar panel encapsulant products in the ordinary course consistent with past practice; and (iv) use commercially reasonable efforts to preserve substantially intact its present business organization, and to continue the employment and services of our current executive officers and key technical personnel.

For a period of two years following the Closing Date, Zhenfa U.S. has agreed that, without the consent of the Special Committee of Continuing Directors, neither it nor any of its affiliates will acquire any further shares of Company common stock, provided, however, that subject to certain limitations, Zhenfa U.S. may from time to time purchase shares in order to continue to maintain an ownership interest up to an aggregate of 52% of the issued and outstanding common stock of the Company.

Sales Service Agreement. In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., our operating subsidiary, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa, whereby Zhenfa has agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. Pursuant to the Sales Service Agreement, Zhenfa has also provided us with an option to lease a manufacturing facility owned by Zhenfa rent free for a period of at least five years. The Sale Service Agreement further provides that if we lease the facility, Zhenfa will provide us with an option to extend the lease at 50% of market rent (as to be determined) for a second five year term. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods, unless terminated earlier by either party.

Additional Agreements. At Closing, we entered into a registration rights agreement with Zhenfa U.S. (the “Registration Rights Agreement”) that will, among other things, require us to register the Purchased Shares upon the request of Zhenfa U.S. or certain transferees of the Purchased Shares. Pursuant to the terms of the Registration Rights Agreement, the costs incurred in connection with such registrations will be borne by us. Further, the Company also entered into a guarantee agreement with Zhenfa pursuant to which Zhenfa agreed to guarantee all obligations of Zhenfa U.S. under the Purchase Agreement, including, but not limited to, the payment of the Purchase Price and the performance of all covenants and agreements of Zhenfa U.S. in the Purchase Agreement.

For further information on the Purchase Agreement, Sales Service Agreement, the Guarantee Agreement, Registration Rights Agreement, the Zhenfa Transaction or Zhenfa please refer to the proxy filed on October 8, 2014 with the SEC.

Module-for-Encapsulant Swap Transaction. During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for $7,487.

Employment of Zhenfa Personnel. On July 27, 2015, the Company announced the appointment of Mr. Qu Chao to the office of Vice President, Strategic Investment, and Mr. Kong Weijie as Vice President, Business Development and General Manager, China, effective August 1, 2015. At the time, Messrs. Qu and Kong were officers of Zhenfa. Mr. Qu was also a member of the Company’s Board of Directors. The services of Messrs. Qu and Kong were provided by Zhenfa, at no charge to the Company, pursuant to the terms of the Zhenfa Sales Service Agreement, as described above. In October 2015, the Company was advised by representatives of Zhenfa that Mr. Qu resigned as an officer of Zhenfa and that Zhenfa would no longer be supporting Mr. Qu’s services as Vice President, Strategic Investment. The Company has not separately engaged Mr. Qu to continue to provide those services as he is no longer an officer of the Company. As of the date of this Amendment, Mr. Qu is no longer a director of the Company.

Huhui Contract  The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd (“Huhui”), an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China has agreed to supply Huhui, a solar module manufacturer, with the Company’s encapsulant products and Huhui has agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to the failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR

China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2015, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement are fair and reasonable to the Company.

Indemnification Agreements. We entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

ITEM 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for the audit and other services provided by UHY LLP during the fiscal year ended December 31, 2015:

2015
Audit Fees(1)	$205,000
Audit-Related Fees(2)	10,500
Tax Fees	22,600
All Other Fees(3)	10,866
Total	$248,966

(1)                                 Represents the aggregate fees billed for the audit of the Company’s financial statements in connection with the statutory and regulatory filings or engagements for the 2015 fiscal year.

(2)                                 2015 fees represent the aggregate fees billed for an employee benefit plan audit.

(3)                                 Represents the aggregate fees billed for all products and services provided that are not included under “audit fees”, “audit-related fees or “tax fees”.

The following table sets forth the aggregate fees billed to us for the audit and other services provided by UHY LLP during the fiscal year ended December 31, 2014:

2014
Audit Fees(1)	$210,000
Audit-Related Fees(2)	10,000
Tax Fees	—
All Other Fees(3)	22,961
Total	$242,961

(1)                                 Represents the aggregate fees billed for the audit of the Company’s financial statements in connection with the statutory and regulatory filings or engagements for the 2014 fiscal year.

(2)                                 2014 fees represent the aggregate fees billed for an employee benefit plan audit.

(3)                                 Represents the aggregate fees billed for all products and services provided that are not included under “audit fees”, “audit-related fees or “tax fees”.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent auditor, subject to de minimis exceptions for non-audit services set forth in the applicable rules of the Commission. Each year, the Audit Committee approves the propsed services, including the nature, type and scope of services to be performed by the independent auditor during the fiscal year and the related fees. Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

The services related to Audi-Related Fees, Tax Fees, and All Other Fees presented in the above table were approved by the Audit Committee pursuant to pre-approval provisions set forth in the applicable rules of the Commission without resort to a waiver of such pre-approval provisions.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedule

(a)                                 List of documents filed as part of this report or incorporated herein by reference:

(3)                                 Exhibits:

EXHIBIT INDEX

**31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)

	By:	/s/ ROBERT S. YORGENSEN
		Name:	Robert S. Yorgensen
		Title:	Chairman, President and Chief Executive Officer

Dated: April 29, 2016