Form 10-Q
period 2016-03-31
STR HOLDINGS, INC.
filed 2016-05-10
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

At April 30, 2016, there were 18,434,348 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three Months Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,631	$7,703
Bank acceptance notes	155	92
Due from Zhenfa	2,073	2,058
Accounts receivable, trade, less allowances for doubtful accounts of $879 and $499 in 2016 and 2015, respectively	9,401	9,112
Inventories, net	3,548	4,806
Income tax receivable	8,252	8,252
Prepaid expenses	1,306	1,221
Other current assets	2,696	2,044
Total current assets	34,062	35,288
Property, plant and equipment, net	10,473	10,581
Assets held for sale (Note 8)	7,898	7,899
Other long-term assets	157	148
Total assets	$52,590	$53,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,493	$2,192
Accrued liabilities (Note 9)	2,876	3,080
Income taxes payable	994	989
Due to factoring	1,450	483
Total current liabilities	7,813	6,744
Total liabilities	7,813	6,744
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 18,335,492 and 18,334,252 issued and outstanding, respectively, in 2016 and 18,261,807 and 18,260,567 issued and outstanding, respectively, in 2015	183	182
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	231,153	230,999
Accumulated deficit	(181,048)	(178,101)
Accumulated other comprehensive loss, net	(5,454)	(5,851)
Total stockholders’ equity	44,777	47,172
Total liabilities and stockholders’ equity	$52,590	$53,916

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended March 31,
	2016	2015
Net sales	$6,423	$6,863
Cost of sales	6,824	7,009
Gross loss	(401)	(146)
Selling, general and administrative expenses	1,909	2,582
Research and development expense	327	352
Provision (recovery) for bad debt expense	425	(43)
Operating loss	(3,062)	(3,037)
Interest (expense) income, net	(11)	4
Foreign currency transaction (loss) gain	(88)	480
Loss from continuing operations before income tax (benefit) expense	(3,161)	(2,553)
Income tax (benefit) expense from continuing operations	(214)	53
Net loss from continuing operations	$(2,947)	$(2,606)
Discontinued operations:
Income tax benefit from discontinued operations	—	—
Net earnings from discontinued operations	—	—
Net loss	(2,947)	(2,606)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $193 and $0, respectively)	397	(1,521)
Other comprehensive loss	397	(1,521)
Comprehensive loss	$(2,550)	$(4,127)
Net loss per share (Note 4):
Basic from continuing operations	$(0.16)	$(0.14)
Basic from discontinued operations	—	—
Basic	$(0.16)	$(0.14)

Diluted from continuing operations	$(0.16)	$(0.14)
Diluted from discontinued operations	—	—
Diluted	$(0.16)	$(0.14)
Weighted–average shares outstanding (Note 4):
Basic	18,265,845	18,070,384
Diluted	18,265,845	18,070,384

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(2,947)	$(2,606)
Net earnings from discontinued operations	—	—
Net loss from continuing operations	(2,947)	(2,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	474	490
Stock-based compensation expense	159	153
Provision (recovery) for bad debt expense	425	(43)
Provision for deferred taxes	(214)	—
Changes in operating assets and liabilities:
Accounts receivable	(556)	(1,358)
Due from Zhenfa	—	—
Inventories, net	1,360	353
Other current assets	(1,055)	(827)
Accounts payable	257	1,105
Accrued liabilities	93	(197)
Income taxes payable	5	3
Other, net	(92)	1,255
Net cash used in continuing operations	(2,091)	(1,672)
Net cash provided by discontinued operations	—	9
Total net cash used in operating activities	(2,091)	(1,663)

INVESTING ACTIVITIES
Capital investments	(9)	(1,392)
Net cash used in continuing operations	(9)	(1,392)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(9)	(1,392)

FINANCING ACTIVITIES
Special dividend	—	(20)
Shared services arrangement with Zhenfa	28	—
Factoring arrangement	908	—
Common stock issued under employee stock purchase plan	—	1
Net cash provided by (used in) continuing operations	936	(19)
Net cash used in discontinued operations	—	—
Total net cash provided by (used in) financing activities	936	(19)
Effect of exchange rate changes on cash	92	(210)

Net change in cash and cash equivalents	(1,072)	(3,284)
Cash and cash equivalents, beginning of period	7,703	16,552
Cash and cash equivalents, end of period	$6,631	$13,268

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in STR Holdings, Inc.’s (the “Company”) Annual Report on Form 10–K filed with the SEC on March 22, 2016. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

On January 30, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a one-for-three reverse split of its common stock and its common stock began trading on the New York Stock Exchange (“NYSE”) on a split-adjusted basis on February 2, 2015. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was reduced to 18,074,291 and 18,073,051, respectively, at December 31, 2014. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the condensed consolidated financial statements and accompanying notes.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

NOTE 3—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD.

The Company has entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”) and its affiliate, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”).

Purchase Agreement and Special Dividend

On August 11, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Zhenfa U.S., pursuant to which the Company agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from the Company, an aggregate of 9,210,710 shares (the “Purchased Shares”) of its authorized but unissued common stock, par value $0.01 per share, for an aggregate purchase price of approximately $21,664 (the “Purchase Price”), or $2.35 per share (the “Transaction”). The Purchased Shares represented approximately 51% of the Company’s outstanding shares of common stock upon the closing of the Transaction, which occurred on December 15, 2014 (the “Closing Date”).

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

The Company also entered into a guarantee agreement (the “Guarantee Agreement”) with Zhenfa pursuant to which Zhenfa agreed to guarantee all obligations of Zhenfa U.S. under the Purchase Agreement, including but not limited to, the payment of the Purchase Price and the performance of all covenants and agreements of Zhenfa U.S in the Purchase Agreement.

In connection with the closing of the Transaction, the Company declared a special dividend (the “Special Dividend”) on December 11, 2014 to be paid to all of its stockholders of record (other than Zhenfa U.S.) in an amount equal to $2.55 per common share on January 2, 2015.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provides the Company an option to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, extendable by an additional five years at 50% of the then-current market rental rate.  The Company has not exercised this option as of March 31, 2016. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended March 31,
	2016	2015
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(2,947)	$(2,606)
Net earnings from discontinued operations	—	—
Net loss	$(2,947)	$(2,606)
Denominator:
Weighted–average shares outstanding	18,265,845	18,070,384
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	—	—
Weighted–average shares outstanding with dilution	18,265,845	18,070,384

Net loss per share:
Basic from continuing operations	$(0.16)	$(0.14)
Basic from discontinued operations	—	—
Basic	$(0.16)	$(0.14)

Diluted from continuing operations	$(0.16)	$(0.14)
Diluted from discontinued operations	—	—
Diluted	$(0.16)	$(0.14)

Due to the loss from continuing operations for the three months ended March 31, 2016 and 2015, the computation of dilutive weighted-average common shares outstanding does not include 0 and 70,522 stock options, respectively and any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

Because the effect would be anti-dilutive, there were 12 shares of common stock issuable upon the exercise of options issued under the STR Holdings, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2015. As of October 1, 2015, the Company terminated the ESPP.

Because the effect would be anti-dilutive, there were 0 and 1,964,665 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5—BANK ACCEPTANCE NOTES

Customers in China may settle their amounts owed to the Company with bank acceptance notes. Bank acceptance notes are draft instruments that are guaranteed to be paid at maturity by the respective bank. Upon receipt of the bank acceptance note, the Company can elect to hold the instrument until maturity and receive full face value, discount it with the bank for a fee, or transfer it at full face value to suppliers who will accept the note as settlement of the Company’s accounts payable balance with them.

Bank acceptance notes consists of the following:

	March 31, 2016	December 31, 2015
Balance as of beginning of period	$92	$—
Received from customers	341	5,874
Converted to cash	—	(1,566)
Paid to suppliers	(279)	(4,216)
Foreign exchange impact	1	—
Balance as of end of period	$155	$92

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—BANK ACCEPTANCE NOTES (Continued)

All of the bank acceptance notes as of March 31, 2016 mature prior to June 30, 2016. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of March 31, 2016, the annual effective discount rate for all of the bank acceptance notes was 3.3%.

NOTE 6—INVENTORIES

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Finished goods	$767	$872
Raw materials	3,234	4,630
Reserve	(453)	(696)
Inventories, net	$3,548	$4,806

NOTE 7—LONG–LIVED ASSETS

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

At March 31, 2016 and December 31, 2015, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and it determined that its history of actual net losses was negative evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment’s carrying value was recoverable and depreciable lives were appropriate as of March 31, 2016. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in Malaysia, U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 8—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and is actively trying to sell its land-use right, building and other fixed assets located at the facility.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysian property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the condensed consolidated balance sheet as of March 31, 2106 and December 31, 2015 as assets held for sale. A loss on reclassification of $722 was recorded in the Company’s condensed consolidated statement of comprehensive loss during the third quarter of 2015.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2016	December 31, 2015
Product performance (see Note 10)	$1	$—
Salary and wages	443	411
Accrued bonus	277	131
Professional fees	479	510
Restructuring severance and benefits (see Note 11)	253	268
Environmental (see Note 10)	57	57
Accrued franchise tax	61	125
Client deposits	1,005	972
Other	300	606
Total	$2,876	$3,080

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

On isolated occasions, the Company has also offered limited short-term performance warranties relating to its encapsulants not causing module power loss. The Company’s encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production. The Company has operated its solar business since the 1970s and over 20 GW of solar modules incorporating its encapsulants have been installed in the field with no reported module power performance issues caused by the Company’s encapsulants and no related warranty claims to date. Based on this fact pattern, the Company has not accrued any warranty liability associated for this potential liability as its occurrence is deemed to be remote. If the Company was to ever receive a warranty claim for such matter, the Company would assess the need for a warranty accrual at that time.

The Company has accrued for specific product performance matters incurred in 2016 and 2015 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets:

	March 31, 2016	March 31, 2015
Balance as of beginning of period	$—	$189
Additions	1	67
Reductions	—	(5)
Foreign exchange impact	—	—
Balance as of end of period	$1	$251

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

	March 31, 2016	March 31, 2015
Balance as of beginning of period	$57	$57
Additions	—	—
Reductions	—	—
Balance as of end of period	$57	$57

NOTE 11—COST–REDUCTION ACTIONS

In July 2015, the Company reassessed the continued operations of its Malaysia facility and decided to close its Malaysia facility, effective August 2, 2015, following a decision by the Company's largest customer to exit its OEM module production in Malaysia. The Company reviewed the current inventory on hand and began to transfer inventory to its other manufacturing locations. An analysis was performed and inventory was written down to net realizable value. During the second half of 2015 the Company recognized $352 of severance and benefits as well as a $467 inventory write down in cost of sales and $467 of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure.

The restructuring accrual consists of $253 for severance and benefits as of March 31, 2016. A rollforward of the severance and other exit cost accrual activity is as follows:

	March 31, 2016	March 31, 2015
Balance as of beginning of year	$268	$32
Additions	2	145
Reductions	(17)	(147)
Balance as of end of period	$253	$30

NOTE 12—FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1-quoted prices in active markets for identical assets and liabilities;

•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and

•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of March 31, 2016:

	Financial assets and liabilities at fair value as of March 31, 2016
	Level 1	Level 2	Level 3
Money market funds (1)	$2,004	$—	$—
Bank acceptance notes (2)	$155	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$7,898
Total	$2,159	$—	$7,898

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2015:

	Financial assets and liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3
Money market funds (1)	$3,002	$—	$—
Bank acceptance notes (2)	$92	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$7,899
Total	$3,094	$—	$7,899

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	Refer to Note 5 for further information.
(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 8 for further information.

NOTE 13—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is € 1.5 million ($1.7 million as of March 31, 2016), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of March 31, 2016 the Company has recorded $1,450 as due to factoring on the consolidated balance sheets.

NOTE 14—INCOME TAXES FROM CONTINUING OPERATIONS

There is no provision or benefit for federal, foreign, or state income taxes for the three months ended March 31, 2016 other than the $214 income tax benefit, resulting from an intraperiod tax allocation between continuing operations and other comprehensive income.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015.

There is no provision or benefit for federal, foreign or state income taxes for the three months ended March 31, 2015 other than the $53 income tax expense, resulting from interest on uncertain tax positions.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2015.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2016 are as follows:

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Loss	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	18,214,762	$182	1,240	$(57)	$230,999	$(5,851)	$(178,101)	$47,172
Stock–based compensation	85,136	1	—	—	126	—	—	127
Shared services arrangement with Zhenfa	—	—	—	—	28	—	—	28
Net loss	—	—	—	—	—	—	(2,947)	(2,947)
Foreign currency translation, net of tax	—	—	—	—	—	397	—	397
Balance at March 31, 2016	18,299,898	$183	1,240	$(57)	$231,153	$(5,454)	$(181,048)	$44,777

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At March 31, 2016, there were no shares issued or outstanding.

Common Stock

Reverse Stock Split

As more fully described in Note 1, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2016, there were 18,335,492 shares issued and 18,334,252 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 18,334,252 shares outstanding are 18,299,898 shares of common stock and 34,354 shares of unvested restricted common stock.

Treasury Stock

At March 31, 2016, there were 1,240 shares held in treasury that were purchased at a cost of $57.

NOTE 16—STOCK–BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from date of grant. There were 1,883,990 shares available for grant under the 2009 Plan as of March 31, 2016.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK–BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2016:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2015	1,501,331	$1.52	9.10	$0.99	$(1,832)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(128,889)	$1.52	—	$—	$157
Balance at March 31, 2016	1,372,442	$1.52	8.85	$0.99	$(1,674)
Vested and exercisable as of March 31, 2016	487,107	$1.52	8.85	$0.99	$(594)
Vested and exercisable as of March 31, 2016 and expected to vest thereafter	1,313,434	$1.52	8.85	$0.99	$(1,602)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.30 of the Company’s common stock on March 31, 2016.

As of March 31, 2016, there was $803 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the three months ended March 31, 2016.

The following table summarizes the restricted shares activity of the Company for the three months ended March 31, 2016:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2015	45,805	$1.14
Granted	85,136	$—
Vested	(85,136)	$—
Cancelled	(11,451)	$1.14
Unvested at March 31, 2016	34,354	$1.14
Expected to vest after March 31, 2016	34,354	$1.14

As of March 31, 2016, there was $11 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of approximately 0.1 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

On November 9, 2010, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “ESPP”) and reserved 166,667 shares of the Company’s common stock for issuance thereunder. The ESPP was made effective upon its approval by the votes of the Company’s stockholders on May 24, 2011 during the Company’s annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended. As of October 31, 2015 the Company terminated the ESPP.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK–BASED COMPENSATION (Continued)

Under the ESPP, eligible employees used payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company had established four offering periods in which eligible employees could participate. The Company purchased the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased times the 10% discount was recorded by the Company as stock-based compensation. The Company recorded $0 in stock-based compensation expense relating to the ESPP for the three months ended March 31, 2015.

Deferred Compensation

The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was paid out during the first quarter of 2015. As of March 31, 2016, no deferred compensation arrangements exist.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended March 31,
	2016	2015
Cost of sales	$—	$—
Selling, general and administrative expense	$159	$153
Research and development expense	$—	$—
Total stock-based compensation expense	$159	$153

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280-10-50 Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Prior to the sale of its QA business in 2011, the Company reported two operating segments: QA and Solar. Due to the sale, QA is being reported as a discontinued operation and the Company reassessed its segment reporting. Since the Company has one product, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long-term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income and expense, income tax expense, depreciation, stock-based compensation expense, restructuring and certain non-recurring income and expenses from the results of operations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended March 31,
	2016	2015
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,515)	$(1,769)
Depreciation	(474)	(490)
Interest (expense) income, net	(11)	4
Income tax benefit (expense)	214	(53)
Restructuring	(2)	(145)
Stock-based compensation	(159)	(153)
Net Loss from Continuing Operations	$(2,947)	$(2,606)

Operations by Geographic Area

	Three Months Ended March 31,
	2016	2015
Net Sales
Spain	$3,847	$3,948
China	2,564	1,197
United States	11	44
Malaysia	—	1,674
Total Net Sales	$6,423	$6,863

Long–Lived Assets by Geographic Area

	March 31, 2016	December 31, 2015
Long-Lived Assets
United States	$1,551	$1,594
Spain	6,947	6,765
China	1,973	2,220
Hong Kong	2	2
Total Long–Lived Assets	$10,473	$10,581

Foreign sales are based on the country in which the sales originate. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2016 was $1,933. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2015 was $3,272.

Accounts receivable from two customers amounted to $1,839 as of March 31, 2016 and accounts receivable from two customers amounted to $1,570 as of December 31, 2015.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—RELATED PARTIES

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to the failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of March 31, 2016, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement are fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the Consolidated Balance Sheets. During the three months ended March 31, 2016 the Company recorded $0 in net sales to this customer.

Module-for-Encapsulant Swap Transaction

During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for $7,487. As of March 31, 2016 the Company received $5,414 leaving a receivable of $2,073 due from Zhenfa related to this transaction.

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

Mr. Kong currently attempts to divide his time evenly between his duties with Zhenfa and STR. As a result, the value of Mr. Kong’s services provided must be reflected in the Company’s consolidated financial statements. This shared services arrangement was recorded as a non-cash expense in selling, general and administrative expenses and an increase to additional paid-in capital of $28 for the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Explanatory Note: All share amounts and per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected as of January 30, 2015.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing sales to new customers, growing net sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies that could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (17) volatility in commodity costs; (18) our customers’ financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the Qualifications of the OTCQX; (25) the ability to realize synergies from the transaction with Zhenfa (as described herein); and (26) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

In September 2011, we sold our Quality Assurance (“QA”) business, which provided consumer product development, inspection, testing and audit services that enabled our retail and manufacturing clients to determine whether products met applicable safety, regulatory, quality, performance and social standards, to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Quarterly Report on Form 10-Q. Further information about our divestiture of the QA business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Developments and Strategy

Strategic Focus

For several years, we have been working to increase our market share in China through investments in people, research and development and facilities. First, we increased our Chinese sales and technical service teams to develop sound customer relationships at the tactical level and provide customer service in the local language, custom and time zone. Second, we invested in research and development to broaden the process window of our encapsulant products for use in Chinese module production processes, which differ from those found in the western markets we have historically supplied. Broadening our process window, while also maintaining and optimizing our high-quality performance attributes of long-term stability, low shrinkage, high light transmission and PID resistance, took significant effort and time. Third, we invested in local manufacturing in China to shorten the order fulfillment cycle and to comply with customer demand for domestic production. Our subsidiary, STR Solar (Hong Kong), Limited, also contracts with a contract manufacturer in China to manufacture certain of our encapsulant products to our specification. This manufacturer currently has approximately 1.1 GW of annual active manufacturing capacity. In addition, we have built out our own leased 57,500 square foot manufacturing facility located in Shajiabang, China. This facility became operational in the fourth quarter of 2014 and now has 1.0 GW of production capacity.

We continue to operate at a substantial net loss. Accordingly, we must increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $13.4 million and $22.7 million for the years ended December 31, 2015 and 2014, respectively. In addition, we incurred a net loss from continuing operations of $2.9 million for the three months ended March 31, 2016.

Given the challenges we have faced in China, we have, for some time, sought to align with Chinese companies engaged in the solar industry. As disclosed herein, our transactions with Zhenfa Energy Group Co., Ltd. a Chinese limited liability company (“Zhenfa”), in addition to providing a substantial cash dividend for our stockholders, have provided us with a strategic alliance in China to assist us in the highly competitive Chinese solar encapsulant manufacturing market.

Transaction with Zhenfa

We entered into certain definitive agreements with Zhenfa and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation ( “Zhenfa U.S.”).

Purchase Agreement and Special Dividend

On August 11, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Zhenfa U.S., pursuant to which we agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from us, an aggregate of approximately 9.2 million shares (the “Purchased Shares”) of our common stock, to Zhenfa U.S. for an aggregate purchase price (“Purchased Price”) of approximately $21.7 million, or $2.35 per share (the “Transaction”). The Purchased Shares represented approximately 51% of our outstanding shares of common stock upon the closing of the Transaction (the “Closing”), which occurred on December 15, 2014.

In connection with the Closing, we declared a special dividend (the “Special Dividend”) on December 11, 2014 to be paid to all of our stockholders of record (other than Zhenfa U.S.) in an amount equal to $2.55 per common share on January 2, 2015. The cash used to pay the Special Dividend was paid to our transfer agent as of December 31, 2014.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., our wholly owned subsidiary, entered into a sales service agreement (the "Sales Service Agreement") with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provides us an option to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, extendable by an additional five years at 50% of the then-current market rental rate. The Sales Service Agreement became effective on the date of Closing, has an initial term of two years following the date of Closing and is automatically extended for one year periods unless terminated earlier. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of our outstanding Common Stock.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 22, 2016.

There have been no changes in our critical accounting policies during the quarter ended March 31, 2016.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net sales	$6,423	$6,863
Cost of sales	6,824	7,009
Gross loss	(401)	(146)
Selling, general and administrative expenses	1,909	2,582
Research and development expense	327	352
Provision (recovery) for bad debt expense	425	(43)
Operating loss	(3,062)	(3,037)
Interest (expense) income, net	(11)	4
Foreign currency transaction (loss) gain	(88)	480
Loss from continuing operations before income tax (benefit) expense	(3,161)	(2,553)
Income tax (benefit) expense from continuing operations	(214)	53
Net loss from continuing operations	$(2,947)	$(2,606)

Net Sales

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$6,423	100.0%	$6,863	100%	$(440)	(6.4)%

The decrease in net sales for the three months ended March 31, 2016 compared to the corresponding period in 2015 was driven by an approximate 3% decrease in our average selling price (“ASP”) and an approximate 4% decrease in sales volume.

The price decline was primarily caused by foreign exchange translation of the Euro compared to the U.S Dollar, which is our reporting currency. The average Euro exchange rate decreased by 3% in the first quarter of 2016 compared to the corresponding 2015 period. Ex-currency impact, our ASP increased by 1% mainly due to an improved ASP at our Spanish facility.

The volume decline was primarily driven by a reduction of net sales with our largest customer, who modified its OEM manufacturing partner footprint in the latter part of 2014 and announced the significant reduction of its OEM module business by the end of 2015 and an increase in its in-house module production in China. Excluding this customer, with whom we are trying to re-engage business in China, volume increased by approximately 47% with our remaining customers, primarily driven by a 117% volume increase in China as well as growth in India.

We are currently in the qualification process with potential additional customers. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. In addition, we may also experience ramp delays after module manufacturers complete the internal certification process and introduce our encapsulants in their mass-production process for the first time. If our encapsulants do not perform similarly during initial module production as they did during certification and internal testing, we may have to perform additional engineering and laboratory testing, and in some cases may have to change our encapsulant formulation, which would require re-qualification testing. Any production ramp issues that we may experience with potential customers will require additional costs to resolve and would reduce our net sales, both of which would negatively impact the results of our operations and financial condition. Moreover, even if we successfully complete a qualification process for a customer, we cannot assure if or when we may receive any orders from such customer on acceptable terms if at all.

Cost of Sales

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$6,824	106.2%	$7,009	102.1%	$(185)	(2.6)%

The decrease in our cost of sales for the three months ended March 31, 2016 compared to the corresponding period in 2015 was primarily driven by the 4% decrease in sales volume partially offset by an approximate 3% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by both a higher concentration of specialty laminated product sales, which carry higher raw material costs, as well as inefficiencies at our China factory, which have since been improved, partially offset by foreign currency translation benefit received by our Spanish plant related to a 3% decrease in the Euro for the three months ended March 31, 2016 versus the corresponding 2015 period. Direct labor decreased by less than $0.1 million associated with the sales volume decrease. Overhead costs decreased by $0.2 million primarily due to continued cost-reduction actions.

Gross Loss

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross loss	$(401)	(6.2)%	$(146)	(2.1)%	$(255)	(174.7)%

Gross loss as a percentage of net sales declined for the three months ended March 31, 2016 compared to the corresponding period in 2015 mainly, as a result of a decrease in sales volume and increase in raw material cost per unit as described above partially offset by foreign currency translation benefit received by our Spanish plant.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,909	29.7%	$2,582	37.6%	$(673)	(26.1)%

SG&A decreased $0.7 million for the three months ended March 31, 2016 compared to 2015. This decrease was primarily driven by a $0.3 million decrease in labor and benefits, a $0.1 million decrease in annual incentive compensation, a $0.1 million decrease in travel and a $0.1 million decrease in professional fees.

Research and Development Expense (“R&D”)

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Research and development expense	$327	5.1%	$352	5.1%	$(25)	(7.1)%

Research and development expense decreased by less than $0.1 million for the three months ended March 31, 2016 compared to 2015, as our research and development staffing and activity has remained relatively constant during the two periods.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$425	6.6%	$(43)	(0.6)%	$468	1,088.4%

The provision for bad debt expense recorded during the three months ended March 31, 2016 primarily related to the aging of certain Chinese customers, partially offset by receiving cash for previously aged accounts receivable that were reserved for under our policy.

Interest (Expense) Income, Net

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Interest (expense) income, net	$(11)	(0.2)%	$4	0.1%	$(15)	(375.0)%

Interest (expense) income, net decreased during the three months ended March 31, 2016 compared to the corresponding 2015 period primarily driven by interest paid to Eurofactor in connection with the Spanish factoring arrangement.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(88)	(1.4)%	$480	7.0%	$(568)	(118.3)%

The foreign currency transaction impact was a loss of $0.1 million for the three months ended March 31, 2016 compared to a gain of $0.5 million in the corresponding 2015 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar, which increased 6% for the three months ended March 31, 2016 compared to a 22% decrease during the corresponding 2015 period. Our primary foreign currency exposures are intercompany loans and U.S. dollar cash balances in foreign locations.

Income Tax (Benefit) Expense from Continuing Operations

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$(214)	(3.3)%	$53	0.8%	$(267)	(503.8)%

During the three months ended March 31, 2016, we recorded an income tax benefit of $0.2 million, resulting in an effective tax rate of 6.8%. The income tax benefit was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to ASC 740 intraperiod allocation rule. The projected annual effective tax rate, excluding the intraperiod allocation, is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

During the three months ended March 31, 2015, we recorded an income tax expense of $0.1 million, resulting in an effective tax rate of (2.1)%. The tax provision reflects discrete items in the quarter primarily relating to interest on uncertain tax positions resulting in a $0.1 million expense in the quarter. The projected annual effective tax rate, excluding these discrete items is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP loss per share from continuing operations (“non-GAAP EPS”). See Note 17-Reportable Segment and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non-GAAP EPS is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by our reportable segment:

	Three Months Ended March 31,
	2016	2015
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,515)	$(1,769)
Depreciation	(474)	(490)
Interest income, net	(11)	4
Income tax benefit (expense)	214	(53)
Restructuring	(2)	(145)
Stock–based compensation	(159)	(153)
Net Loss from Continuing Operations	$(2,947)	$(2,606)

	Three Months Ended March 31,
	2016	2015	Change
	Amount	Amount	Amount	%
Net Sales	6,423	$6,863	$(440)	(6.4)%
Adjusted EBITDA	(2,515	$(1,769	$(746)	(42.2)%
Adjusted EBITDA as % of Segment Net Sales	(39.2)%	(25.8)%

Adjusted EBITDA as a percentage of net sales declined for the three months ended March 31, 2016 compared to 2015 driven by an unfavorable impact from foreign currency and higher gross loss and bad debt expense partially offset by lower SG&A.

Cost-Reduction Actions

In July 2015, following a decision by our largest customer to exit its OEM module production in Malaysia, we reassessed the continued operations of our Malaysia facility and decided to close our Malaysia facility, effective August 2, 2015. During 2015 we recognized $0.3 million of severance and benefits as well as a $0.5 million inventory write down in cost of sales and $0.5 million of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure.

A roll-forward of the severance and other exit cost accrual activity is as follows:

	March 31, 2016	March 31, 2015
Balance as of beginning of year	$0.3	$0.1
Additions	—	0.1
Cash utilization	—	(0.1)
Balance as of end of period	$0.3	$0.1

The restructuring accrual consists of $0.3 million and $0.1 million for severance and benefits as of March 31, 2016 and 2015, respectively.

Non-GAAP Loss Per Share from Continuing Operations

To supplement our consolidated financial statements, we use a non-GAAP financial measure called non-GAAP EPS. Non-GAAP EPS is defined as net loss from continuing operations not including the tax effected impact of deferred financing costs, stock-based compensation and restructuring divided by the weighted-averages shares outstanding and is defined for the periods presented in the following table. The weighted-average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti-dilutive. However, we have included these shares in our non-GAAP EPS calculations when we have generated non-GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted-average shares reconciliation below. All amounts are stated in thousands except per share amounts and unless otherwise noted.

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

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Net loss from continuing operations	$(2,947)	$(2,606)
Adjustments to net loss from continuing operations:
Stock-based compensation expense	159	153
Restructuring	2	145
Tax effect of adjustments	(49)	(105)
Non-GAAP net loss from continuing operations	$(2,835)	$(2,413)

Basic shares outstanding GAAP	18,265,845	18,070,384
Diluted shares outstanding GAAP	18,265,845	18,070,384
Stock options	—	—
Restricted common stock	—	—
Diluted shares outstanding non-GAAP	18,265,845	18,070,384
Diluted net loss per share from continuing operations	$(0.16)	$(0.14)
Diluted non-GAAP net loss per share from continuing operations	$(0.16)	$(0.13)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of March 31, 2016, our principal source of liquidity was $6.6 million of cash, $0.2 million of bank acceptance notes, $2.1 million due from Zhenfa and $8.3 million of income tax receivables. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. Payment terms are currently longer in China than in many other locations, which has delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including for capital investments (mainly equipment upgrades and information technology needs) through at least the next 12 months, if we are unable to collect our accounts receivable, amounts due from Zhenfa or income tax receivable or fail to receive payment of these in a timely fashion or obtain bank acceptance notes from our customers, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivable from certain of our Chinese customers and actively pursuing the collection of our income tax receivable as well as the balance due from Zhenfa.

In October 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million ($1.7 million as of March 31, 2016), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of March 31, 2016 €0.2 million ($0.2 million as of March 31, 2016) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility effective August 2, 2015. We are in the process of selling the Malaysia facility and its production and ancillary equipment. In connection with the shut-down and sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. We cannot assure that we will be able to sell our Malaysian real estate on a timely basis or on favorable terms, if at all, that the costs of closure of that facility will not be higher than anticipated. Should market conditions warrant, and provided we have not yet sold the associated property plant and equipment, we may consider restarting the facility, among other options, to provide us with additional capacity. Returning the facility to operational condition would entail replacing some ancillary equipment sold at auction and rebuilding the manufacturing team.

We remain open to exploring possible business opportunities in potentially more profitable parts of the solar supply chain as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing any such transactions, we may be required to expend significant funds, incur additional debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not able to fund our working capital needs, we will have to slow our projected growth, which may further impede or delay our attempt to return to profitability. We expect to fund our cash requirements with our existing cash, bank acceptance notes and income tax receivable, leveraging our European factoring facility and other potential working capital financing arrangements that we are currently seeking.

Our cash and cash equivalents balance is located in the following geographies:

March 31, 2016

United States	$2,338
Spain	2,518
Malaysia	317
China	1,310
Hong Kong	148
Consolidated	$6,631

Due to the difficulty to repatriate cash to the U.S., the $1.3 million of cash and cash equivalents located in China is expected to remain in China for working capital needs.

We do not permanently re-invest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities to us, we expect the undistributed earnings of our Malaysia subsidiary will be repatriated to the U.S. in a tax-free manner. We do not permanently re-invest our Spain earnings therefore, this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings and plan to utilize our cash located in Hong Kong and China to fund a portion of our working capital requirements and capital investment in China. Our goal is to achieve and maintain self-sufficiency in for each of our manufacturing locations to meet its cash requirements. We cannot assure that we will continue to fund the manufacturing operations in any location if such operations would require investment of additional cash from other jurisdictions.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $2.1 million for the three months ended March 31, 2016 compared to $1.7 million for the three months ended March 31, 2015. Net loss plus and minus non-cash adjustments (“cash loss”) increased by approximately $0.1 million for the three months ended March 31, 2016 compared to the same period in 2015. We incurred lower working capital investment associated with our sequential sales decrease and tighter inventory management. In addition, we incurred less than $0.1 million of restructuring payments made in the first quarter of 2016, compared to approximately $0.1 million of restructuring payments and a one-time $0.2 million deferred compensation payment in the first quarter of 2015.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was less than $0.1 million for the three months ended March 31, 2015 due to receiving cash refunds for a prior state tax receivable.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was less than $0.1 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. The 2015 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China. We expect remaining 2016 consolidated capital expenditures to be less than $0.5 million.

Free Cash Flow

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash used in operating activities from continuing operations less capital investments. Free cash flow was $(2.1) million and $(3.1) million in the three months ended March 31, 2016 and 2015, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash used in operating activities	$(2,091)	$(1,672)
Less: capital investments	(9)	(1,392)
Free cash flow	$(2,100)	$(3,064)

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2016 primarily due to our Spanish subsidiary receiving funds related to the factoring agreement. Net cash used in financing activities for the three months ended March 31, 2015 was less than $0.1 million primarily due to clean-up payments related to the Special Dividend.

Off-Balance Sheet Arrangements

We have no off–balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first three months of 2016, we were not materially affected by inflation.

Recently Issued Accounting Standards

In January 2016, FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business. There were no material legal proceedings pending during the quarter ended March 31, 2016.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

STR HOLDINGS, INC.
(Registrant)

Date: May 10, 2016	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President & Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)