Form 10-Q
period 2016-06-30
STR HOLDINGS, INC.
filed 2016-08-11
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

At August 1, 2016, there were 18,550,092 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,809	$7,703
Bank acceptance notes	584	92
Due from Zhenfa	2,012	2,058
Accounts receivable, trade, less allowances for doubtful accounts of $1,799 and $499 in 2016 and 2015, respectively	8,961	9,112
Inventories, net	2,963	4,806
Income tax receivable	—	8,252
Prepaid expenses	1,340	1,221
Other current assets	2,169	2,044
Total current assets	31,838	35,288
Property, plant and equipment, net	9,833	10,581
Assets held for sale (Note 8)	6,190	7,899
Other long-term assets	160	148
Total assets	$48,021	$53,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,141	$2,192
Accrued liabilities (Note 9)	4,561	3,080
Income taxes payable	996	989
Due to factoring	618	483
Total current liabilities	8,316	6,744
Total liabilities	8,316	6,744
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 18,471,060 and 18,469,820 issued and outstanding, respectively, in 2016 and 18,261,807 and 18,260,567 issued and outstanding, respectively, in 2015	185	182
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	231,395	230,999
Accumulated deficit	(186,061)	(178,101)
Accumulated other comprehensive loss, net	(5,757)	(5,851)
Total stockholders’ equity	39,705	47,172
Total liabilities and stockholders’ equity	$48,021	$53,916

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Month Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$6,691	$8,515	$13,114	$15,378
Cost of sales	6,631	8,581	13,455	15,590
Gross profit (loss)	60	(66)	(341)	(212)
Selling, general and administrative expenses	1,782	2,808	3,691	5,390
Research and development expense	314	360	641	712
Provision (recovery) for bad debt expense	934	(189)	1,359	(232)
Operating loss	(2,970)	(3,045)	(6,032)	(6,082)
Interest income (expense), net	52	(52)	41	(48)
Other expense, net (Note 8)	(1,699)	—	(1,699)	—
Gain on disposal of fixed assets	2	—	2	—
Foreign currency transaction (loss) gain	(199)	(163)	(287)	317
Loss from continuing operations before income tax expense (benefit)	(4,814)	(3,260)	(7,975)	(5,813)
Income tax expense (benefit) from continuing operations	199	53	(15)	106
Net loss from continuing operations	(5,013)	(3,313)	(7,960)	(5,919)
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	—	—
Income tax expense from discontinued operations	—	—	—	—
Net earnings from discontinued operations	—	—	—	—
Net loss	$(5,013)	$(3,313)	$(7,960)	$(5,919)
Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $(98), $0, $95 and $0, respectively)	(303)	458	94	(1,063)
Other comprehensive (loss) income	(303)	458	94	(1,063)
Comprehensive loss	$(5,316)	$(2,855)	$(7,866)	$(6,982)
Net loss per share (Note 4):
Basic from continuing operations	$(0.27)	$(0.18)	$(0.44)	$(0.33)
Basic from discontinued operations	—	—	—	—
Basic	$(0.27)	$(0.18)	$(0.44)	$(0.33)

Diluted from continuing operations	$(0.27)	$(0.18)	$(0.44)	$(0.33)
Diluted from discontinued operations	—	—	—	—
Diluted	$(0.27)	$(0.18)	$(0.44)	$(0.33)
Weighted–average shares outstanding (Note 4):
Basic	18,380,904	18,089,137	18,307,545	18,077,142
Diluted from continuing operations	18,380,904	18,089,137	18,307,545	18,077,142

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(7,960)	$(5,919)
Net earnings from discontinued operations	—	—
Net loss from continuing operations	(7,960)	(5,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	950	1,002
Stock–based compensation expense	280	375
Gain on disposal of property, plant and equipment	(2)	—
Provision (recovery) for bad debt expense	1,359	(232)
Impairment of assets held for sale	1,708	—
Provision for deferred taxes	(49)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,325)	(3,938)
Due from Zhenfa	—	2,227
Income tax receivable	8,252	—
Inventories, net	1,872	1,429
Other current assets	(1,485)	(271)
Accounts payable	(42)	1,272
Accrued liabilities	896	(825)
Income taxes payable	8	106
Other, net	1,374	1,090
Net cash provided by (used in) continuing operations	5,836	(3,684)
Net cash provided by discontinued operations	—	9
Total net cash provided by (used in) operating activities	5,836	(3,675)

INVESTING ACTIVITIES
Capital investments	(174)	(2,277)
Proceeds from sale of fixed assets	16	—
Net cash used in continuing operations	(158)	(2,277)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(158)	(2,277)

FINANCING ACTIVITIES
Special dividend	—	(20)
Shared services arrangement with Zhenfa	56	—
Factoring arrangement	123	—
Common stock issuance costs	—	(4)
Common stock issued under employee stock purchase plan	—	1
Net cash provided by (used in) continuing operations	179	(23)
Net cash used in discontinued operations	—	—
Total net cash provided by (used in) financing activities	179	(23)
Effect of exchange rate changes on cash	249	(149)

Net change in cash and cash equivalents	6,106	(6,124)
Cash and cash equivalents, beginning of period	7,703	16,552
Cash and cash equivalents, end of period	$13,809	$10,428

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

The year-end Condensed Consolidated Balance Sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In connection with the closing of the Transaction, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Zhenfa U.S. that, among other things, requires the Company to register the Purchased Shares, at the Company’s expense, upon the request of Zhenfa U.S. or certain transferees of Zhenfa U.S.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provides the Company an option to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, extendable by an additional five years at 50% of the then-current market rental rate.  The Company has not exercised this option as of June 30, 2016. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(5,013)	$(3,313)	$(7,960)	$(5,919)
Net loss from discontinued operations	—	—	—	—
Net loss	$(5,013)	$(3,313)	$(7,960)	$(5,919)
Denominator:
Weighted–average shares outstanding	18,380,904	18,089,137	18,307,545	18,077,142
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	18,380,904	18,089,137	18,307,545	18,077,142

Net loss per share:
Basic from continuing operations	$(0.27)	$(0.18)	$(0.44)	$(0.33)
Basic from discontinued operations	—	—	—	—
Basic	$(0.27)	$(0.18)	$(0.44)	$(0.33)

Diluted from continuing operations	$(0.27)	$(0.18)	$(0.44)	$(0.33)
Diluted from discontinued operations	—	—	—	—
Diluted	$(0.27)	$(0.18)	$(0.44)	$(0.33)

Due to the loss from continuing operations for the three months ended June 30, 2016 and 2015, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

Due to the loss from continuing operations for the six months ended June 30, 2016 and 2015, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

Because the effect would be anti-dilutive, there were 20 and 15 shares of common stock issuable upon the exercise of options issued under the STR Holdings, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2015, respectively. The Company terminated the ESPP as of October 1, 2015.

Because the effect would be anti-dilutive, there were 1,176,887 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2016, respectively. Similarly, there were 1,964,665 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and six months ended June 30, 2015, respectively.

NOTE 5—BANK ACCEPTANCE NOTES

Customers in China may settle their accounts with bank acceptance notes. Bank acceptance notes are draft instruments that are guaranteed to be paid at maturity by the issuing bank. Upon receipt of the bank acceptance note, the Company can elect to hold the instrument until maturity and receive full face value, discount it with the bank for a fee, or transfer it at full face value to suppliers who will accept the note as settlement of the Company’s accounts payable balance with them.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—BANK ACCEPTANCE NOTES (Continued)

Bank acceptance notes consist of the following:

	June 30, 2016	December 31, 2015
Balance as of beginning of period	$92	$—
Received from customers	2,036	5,874
Converted to cash	—	(1,566)
Paid to suppliers	(1,542)	(4,216)
Foreign exchange impact	(2)	—
Balance as of end of period	$584	$92

All of the bank acceptance notes as of June 30, 2016 mature prior to June 30, 2017. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of June 30, 2016, the annual effective discount rate for all of the bank acceptance notes was 3.5%.

NOTE 6—INVENTORIES

Inventories consist of the following:

	June 30, 2016	December 31, 2015
Finished goods	$749	$872
Raw materials	2,506	4,630
Reserve	(292)	(696)
Inventories, net	$2,963	$4,806

NOTE 7—LONG-LIVED ASSETS

Impairment Testing

In accordance with ASC 360-Property, Plant and Equipment, the Company assesses the impairment of its long-lived assets whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the Company assessed if the following factors were present, which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in net sales generated under its trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which the Company used its trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of the Company’s common stock.

At June 30, 2016 and December 31, 2015, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and it determined that its history of actual net losses was negative evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of June 30, 2016. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 8—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and is actively trying to sell its land-use right, building and other fixed assets located at the facility. In the first six months of 2016, the Company received and ultimately accepted an offer for RM25,000 ($6,265) for the land-use right and building, subject to completion of definitive documentation.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—ASSETS HELD FOR SALE (Continued)

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysian property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015 as assets held for sale. An impairment loss of $1,708 was recorded in the Company’s condensed consolidated statement of comprehensive loss during the second quarter of 2016 as well as a $722 loss of reclassification during the third quarter of 2015.

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2016	December 31, 2015
Salaries and wages	$506	$411
Accrued bonus	316	131
Professional fees	361	510
Restructuring severance and benefits (Note 11)	438	268
Environmental (Note 10)	57	57
Accrued franchise tax	(5)	125
Client deposits	2,459	972
Accrued income tax	35	—
Other	394	606
Total accrued liabilities	$4,561	$3,080

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

	June 30, 2016	June 30, 2015
Balance as of beginning of period	$—	$189
Additions	1	82
Reductions	(1)	(260)
Foreign exchange impact	—	—
Balance as of end of period	$—	$11

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

	June 30, 2016	June 30, 2015
Balance as of beginning of year	$57	$57
Additions	—	—
Reductions	—	—
Balance as of end of period	$57	$57

NOTE 11—COST-REDUCTION ACTIONS

In July 2015, the Company reassessed the continued operations of its Malaysia facility and decided to close this facility, effective August 2, 2015, following a decision by the Company's largest customer to exit its OEM module production in Malaysia. The Company reviewed the current inventory on hand and began to transfer inventory to its other manufacturing locations. An analysis was performed and inventory was written down to net realizable value. During the second half of 2015 the Company recognized $352 of severance and benefits as well as a $467 inventory write down in cost of sales and $467 of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure.

In June 2016, the Company eliminated certain positions at its Spain facility, effective July 5, 2016. The Company recorded $108 of severance and benefits in cost of sales and $84 of severance and benefits in selling, general and administrative expenses during the second quarter of 2016.

The restructuring accrual consists of $438 for severance and benefits as of June 30, 2016. A rollforward of the severance and other exit cost accrual activity is as follows:

	June 30, 2016	June 30, 2015
Balance as of beginning of year	$268	$32
Additions	194	139
Reductions	(24)	(141)
Balance as of end of period	$438	$30

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of June 30, 2016:

	Financial assets and liabilities at fair value as of June 30, 2016
	Level 1	Level 2	Level 3

Money market funds (1)	$9,070	$—	$—
Bank acceptance notes (2)	$584	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$6,190
Total	$9,654	$—	$6,190

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2015:

	Financial assets and liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3

Money market funds (1)	$3,002	$—	$—
Bank acceptance notes (2)	$92	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$7,899
Total	$3,094	$—	$7,899

______________________

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	Refer to Note 5 for further information
(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 8 for further information.

NOTE 13—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 ($1,666 as of June 30, 2016), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of June 30, 2016 and December 31, 2015 the Company has recorded $618 and $483, respectively, as due to factoring on the consolidated balance sheets.

NOTE 14—INCOME TAXES FROM CONTINUING OPERATIONS

There is no provision or benefit for federal, foreign or state income taxes for the three and six months ended June 30, 2016 other than income tax expense of $199 and income tax benefit of $15, respectively, resulting from an intra-period tax allocation between continuing operations and other comprehensive income.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—INCOME TAXES FROM CONTINUING OPERATIONS (Continued)

During the second quarter of 2016, the Company received an income tax refund of $8,252 from the Internal Revenue Service resulting from a 2014 federal net operating loss carryback.

NOTE 15—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2016 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	18,214,762	$182	1,240	(57)	$230,999	(5,851)	(178,101)	$47,172
Stock-based compensation	255,058	3	—	—	340	—	—	343
Shared services arrangement with Zhenfa	—	—	—	—	56	—	—	56
Net loss	—	—	—	—	—	—	(7,960)	(7,960)
Foreign currency translation, net of tax	—	—	—	—	—	94	—	94
Balance at June 30, 2016	18,469,820	$185	1,240	(57)	$231,395	(5,757)	(186,061)	$39,705

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At June 30, 2016, there were no shares issued or outstanding.

Common Stock

Reverse Stock Split

As more fully described in Note 1, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2016, there were 18,471,060 shares issued and 18,469,820 shares outstanding of common stock. Each share of common stock is entitled to one vote per share.

Treasury Stock

At June 30, 2016, there were 1,240 shares held in treasury that were purchased at a cost of $57.

NOTE 16—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three year period and expire ten years from date of grant. There were 1,943,977 shares available for grant under the 2009 Plan as of June 30, 2016.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2016:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2015	1,501,331	$1.52	9.10	$0.99	$(1,843)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	(324,444)	$1.52	—	$—	$398
Balance at June 30, 2016	1,176,887	$1.52	8.60	$0.99	$(1,445)
Vested and exercisable as of June 30, 2016	429,330	$1.52	8.60	$0.99	$(527)
Vested and exercisable as of June 30, 2016 and expected to vest thereafter	1,136,036	$1.52	8.60	$0.99	$(1,394)

______________________

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.29 of the Company’s common stock on June 30, 2016.

As of June 30, 2016, there was $600 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the three and six months ended June 30, 2016.

The following table summarizes the restricted common stock activity of the Company for the six months ended June 30, 2016:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2015	45,805	$1.14
Granted	220,704	$—
Vested	(255,058)	$—
Canceled	(11,451)	$1.14
Unvested at June 30, 2016	—	$—
Expected to vest after June 30, 2016	—	$—

As of June 30, 2016, there was $0 of unrecognized compensation cost related to unvested restricted shares.

On November 9, 2010, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “ESPP”) and reserved 166,667 shares of the Company’s common stock for issuance thereunder. The ESPP was made effective upon its approval by the votes of the Company’s stockholders on May 24, 2011 during the Company’s annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended. As of October 31, 2015, the Company terminated the ESPP.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

Deferred Compensation

The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was paid out during the first quarter of 2015. As of June 30, 2016, no deferred compensation arrangements exist.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expense	$121	$222	$280	$375
Research and development expense	$—	$—	$—	$—
Total stock-based compensation expense	$121	$222	$280	$375

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280-10-50 Disclosure about Segments of an Enterprise and Related Information establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Prior to the sale of its QA business in 2011, the Company reported two operating segments: QA and Solar. Due to the sale, QA is being reported as a discontinued operation and the Company reassessed its segment reporting. Since the Company has one product, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long-term economic characteristics, the Company has one reporting segment and the information pertaining to its operations is set forth below.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,371)	$(2,480)	$(4,886)	$(4,249)
Depreciation	(476)	(512)	(950)	(1,002)
Interest income (expense), net	52	(52)	41	(48)
Income tax (expense) benefit	(199)	(53)	15	(106)
Restructuring	(192)	6	(194)	(139)
Stock–based compensation	(121)	(222)	(280)	(375)
Impairment of assets held for sale	(1,708)	—	(1,708)	—
Gain on disposal of fixed assets	2	—	2	—
Net Loss from Continuing Operations	$(5,013)	$(3,313)	$(7,960)	$(5,919)

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales
Spain	$2,567	$4,850	$6,415	$8,798
China	4,123	1,745	6,687	2,942
United States	1	5	12	49
Malaysia	—	1,915	—	3,589
Total Net Sales	$6,691	$8,515	$13,114	$15,378

Long-Lived Assets by Geographic Area

	June 30, 2016	December 31, 2015
Long-Lived Assets
United States	$1,510	$1,594
Spain	6,646	6,765
China	1,675	2,220
Hong Kong	2	2
Total Long-Lived Assets	$9,833	$10,581

Foreign sales are assigned to the country in which the sales originate. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2016 were $3,066. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2016 were $2,512. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2015 were $3,720. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2015 were $6,121.

Accounts receivable from one customer amounted to $1,752 and accounts receivable from two customers amounted to $1,570 as of June 30, 2016 and December 31, 2015, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—RELATED PARTY TRANSACTIONS

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to the failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of June 30, 2016, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2016 the Company recorded $0 in net sales to this customer.

Module-for-Encapsulant Swap Transaction

During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for $7,487. As of June 30, 2016 the Company has a receivable of $2,012 due from Zhenfa related to this transaction on the condensed consolidated balance sheets.

Debt Settlement Agreement

During the second quarter of 2016, the Company entered into a debt settlement agreement with Zhenfa and a mutual customer to settle outstanding accounts receivable due from this customer. As part of this four-party transaction, Zhenfa agreed to pay the Company approximately RMB 10,000 (approximately $1,500 as of June 30, 2016) as settlement of a similar amount of outstanding receivables due from the customer, and the customer’s parent company agreed to cancel a similar amount of outstanding receivables due from Zhenfa. As of June 30, 2016, the Company had received the payment from Zhenfa, which was reflected in accrued liabilities as a deposit, and was awaiting final execution of the documents required to complete the transaction. Final execution was concluded in early July, resulting in application of this deposit against the outstanding accounts receivable from this customer.

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

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

Mr. Kong attempted to divide his time evenly between his duties with Zhenfa and STR. As a result, the value of Mr. Kong’s services provided was reflected in the Company’s consolidated financial statements. This shared services arrangement was recorded as a non-cash expense in selling, general and administrative expenses and an increase to additional paid-in capital of $28 and $56 for the three and six months ended June 30, 2016, respectively. Effective June 29, 2016, Mr. Kong was removed from his position as Vice President, Business Development and General Manager, China and from all other official capacities with the Company and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the caption “Forward-Looking Statements” below and Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended by Form 10-K/A on April 29, 2016.

Explanatory Note: All share amounts and per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected as of January 30, 2015.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements and uncertainties associated herewith include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing sales to new customers, growing net sales to existing key customers and increasing our market share, particularly in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies that could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (17) volatility in commodity costs; (18) our customers’ financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the Qualifications of the OTCQX; (25) the ability to realize synergies from the transaction with Zhenfa (as described herein); and (26) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

STR Holdings, Inc. and its subsidiaries (“we”, “us”, “our” or the “Company”) commenced operations in 1944 as a plastics and industrial materials research and development company. Based upon our expertise in polymer science, we evolved into a global provider of encapsulants to the solar industry. Encapsulant is a critical component used to protect and hold solar modules together.

We were the first to develop ethylene-vinyl acetate (“EVA”) based encapsulants for use in commercial solar module manufacturing. Our initial development effort was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time, we have expanded our solar encapsulant business by investing in research and development and global production capacity.

In September 2011, we sold our Quality Assurance (“QA”) business, which provided consumer product development, inspection, testing and audit services that enabled our retail and manufacturing clients to determine whether products met applicable safety, regulatory, quality, performance and social standards, to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. The historical results of operations of our former QA business have been recast and presented as discontinued operations in this Quarterly Report on Form 10-Q. Further information about our divestiture of the QA business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2015, as amended by Form 10-K/A on April 29, 2016.

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

We continue to operate at a substantial net loss. Accordingly, we must increase net sales to cover our current and anticipated operating expenses, and to achieve or sustain profitability in the future. We incurred net losses from continuing operations of approximately $13.4 million and $22.7 million for the years ended December 31, 2015 and 2014, respectively. In addition, we incurred a net loss from continuing operations of $8.0 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively.

Given the challenges we have faced in China, we have, for some time, sought to align with Chinese companies engaged in the solar industry. As disclosed herein, our transactions with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”), and their affiliates, in addition to providing a substantial cash dividend for our stockholders, have provided us with a strategic alliance in China to assist us in the highly competitive Chinese solar encapsulant manufacturing market.

Transaction with Zhenfa

We entered into certain definitive agreements with Zhenfa and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”).

Purchase Agreement and Special Dividend

On August 11, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Zhenfa U.S., pursuant to which we agreed to issue and sell to Zhenfa U.S., and Zhenfa U.S. agreed to purchase from us, an aggregate of approximately 9.2 million shares (the “Purchased Shares”) of our common stock for an aggregate purchase price (“Purchased Price”) of approximately $21.7 million, or $2.35 per share (the “Transaction”). The Purchased Shares represented approximately 51% of our outstanding shares of common stock upon the closing of the Transaction (the “Closing”), which occurred on December 15, 2014.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 22, 2016, as amended by Form 10-K/A on April 29, 2016.

There have been no changes in our critical accounting policies during the quarter ended June 30, 2016.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$6,691	$8,515	$13,114	$15,378
Cost of sales	6,631	8,581	13,455	15,590
Gross profit (loss)	60	(66)	(341)	(212)
Selling, general and administrative expenses	1,782	2,808	3,691	5,390
Research and development expense	314	360	641	712
Provision (recovery) for bad debt expense	934	(189)	1,359	(232)
Operating loss	(2,970)	(3,045)	(6,032)	(6,082)
Interest income (expense), net	52	(52)	41	(48)
Other expense, net (Note 8)	(1,699)	—	(1,699)	—
Gain on disposal of fixed assets	2	—	2	—
Foreign currency transaction (loss) gain	(199)	(163)	(287)	317
Loss from continuing operations before income tax expense (benefit)	(4,814)	(3,260)	(7,975)	(5,813)
Income tax expense (benefit) from continuing operations	199	53	(15)	106
Net loss from continuing operations	$(5,013)	$(3,313)	$(7,960)	$(5,919)

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$6,691	100.0%	$8,515	100.0%	$(1,824)	(21.4)%	$13,114	100.0%	$15,378	100.0%	$(2,264)	(14.7)%

The decrease in net sales for the three months ended June 30, 2016 compared to the corresponding period in 2015 was driven by an approximately 13% decrease in our average selling price (“ASP”) and an approximately 10% decrease in sales volume. Net sales to three of our major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2016 were $3,066. Net sales to three of our major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2015 were $3,720.

The price decline was primarily the result of increased sales to customers located in China and India.

The volume decline was primarily driven by a reduction of net sales with our largest customer, who modified its OEM manufacturing partner footprint in the latter part of 2014 and announced the significant reduction of its OEM module business by the end of 2015, as described in Note 8, and an increase in its in-house module production in China. Excluding this customer, with whom we are trying to re-engage business in China, volume increased by approximately 7% with our remaining customers, primarily driven by a 151% volume increase in China, as well as growth in India, which more than offset a decline with European customers.

The decrease in net sales for the six months ended June 30, 2016 compared to the corresponding period in 2015 was driven by an approximately 9% decrease in our average selling price (“ASP”) and an approximately 7% decrease in sales volume. The volume decline was driven by the factors mentioned above.

On a sequential basis, net sales increased by $0.3 million, or 4%, compared to the three months ended March 31, 2016. This increase was primarily driven by a 14% increase in sales volume, offset by an 8% decrease in ASP. The sequential volume increase was driven by new Chinese customer wins, as well as growth in Indian markets.

We are currently in the qualification process with potential additional customers. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. In addition, we may also experience ramp delays after module manufacturers complete the internal certification process and introduce our encapsulants in their mass-production process for the first time. If our encapsulants do not perform similarly during initial module production as they did during certification and internal testing, we may have to perform additional engineering and laboratory testing, and in some cases may have to change our encapsulant formulation, which would require re-qualification testing. Any production ramp issues that we may experience with potential customers will require additional costs to resolve and would reduce our net sales, both of which would negatively impact the results of our operations and financial condition. Moreover, even if we successfully complete a qualification process for a customer, we cannot assure if or when we may receive any orders from such customer on acceptable terms, if at all.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$6,631	99.1%	$8,581	100.8%	$(1,950)	(22.7)%	$13,455	102.6%	$15,590	101.4%	$(2,135)	(13.7)%

The decrease in our cost of sales for the three months ended June 30, 2016 compared to the corresponding period in 2015 was primarily driven by a 13% decrease in sales volume, combined with an approximately 14% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 20% increase in paperless sales mix, which carries lower raw material costs, as well as improved efficiencies at our China factory for the three months ended June 30, 2016 versus the corresponding 2015 period. Direct labor decreased by $0.2 million, associated with the sales volume decrease. Overhead costs decreased by $0.5 million primarily due to continued cost-reduction actions.

The decrease in our cost of sales for the six months ended June 30, 2016 compared to the corresponding period in 2015 was primarily driven by a 7% decrease in sales volume combined with an approximately 6% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 15% increase in paperless sales mix and slightly lower resin costs, as well as improved efficiencies at our China factory for the six months ended June 30, 2016 versus the corresponding 2015 period. Direct labor decreased by $0.2 million, associated with the sales volume decrease. Overhead costs decreased by $0.7 million primarily due to continued cost-reduction actions.

Gross Profit (Loss)

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit (loss)	$60	0.9%	$(66)	(0.8)%	$126	190.9%	$(341)	(2.6)%	$(212)	(1.4)%	$(129)	(60.8)%

Gross loss, as a percentage of net sales, improved for the three months ended June 30, 2016 compared to the corresponding period in 2015 mainly as a result of a decrease in raw material cost per unit as described above.

Gross loss, as a percentage of net sales, declined for the six months ended June 30, 2016 compared to the corresponding period in 2015 mainly as a result of a decrease in ASP partially offset by lower raw material cost per unit, as described above, as well as foreign currency translation benefit received by our Spanish plant.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,782	26.6%	$2,808	33.0%	$(1,026)	(36.5)%	$3,691	28.1%	$5,390	35.1%	$(1,699)	(31.5)%

SG&A decreased by $1.0 million for the three months ended June 30, 2016 compared to 2015. This decrease was primarily driven by a $0.2 million decrease in both labor and benefits and annual incentive compensation expense, a $0.1 million decrease in stock-based compensation, a $0.1 million reduction in travel expenses, $0.3 million of reduced professional fees and a $0.1 million non-recurring settlement of a state sales tax audit in 2015.

SG&A decreased by $1.7 million for the six months ended June 30, 2016 compared to 2015. This decrease was primarily driven by $0.5 million lower labor and benefits, $0.3 million of reduced annual incentive compensation expense, a $0.1 million decrease in stock-based compensation, a $0.2 million decrease in travel expenses, a $0.4 million reduction in professional fees and a $0.1 million non-recurring settlement of a state sales tax audit in 2015.

SG&A expenses for the three months ended June 30, 2016 were $1.8 million compared to $1.9 million for the three months ended March 31, 2016. The sequential decrease was driven by reductions in annual incentive compensation expense and professional fees partially offset by increased restructuring charges.

Research and Development Expense (“R&D”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$314	4.7%	$360	4.2%	$(46)	(12.8)%	$641	4.9%	$712	4.6%	$(71)	(10.0)%

Research and development expense decreased modestly by less than $0.1 million for the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, as our research and development staffing and activity has remained relatively consistent during these periods.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$934	14.0%	$(189)	(2.2)%	$1,123	594.2%	$1,359	10.4%	$(232)	(1.5)%	$1,591	685.8%

The provision (recovery) for bad debt expense recorded during the three and six months ended June 30, 2016 primarily related to certain Chinese customers’ balances, partially offset by receiving cash related to aged accounts receivable that were previously reserved for under our policy.

Other (Expense) Income, net

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other (expense) income, net	$1,699	25.4%	$—	—%	$1,699	100.0%	$1,699	13.0%	$—	—%	$1,699	100.0%

In July 2015, the Company announced a restructuring plan that included the closure of its Malaysia facility, effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and is actively trying to sell its land-use right, building and other fixed assets located at the facility. In the first six months of 2016, the Company received and accepted an offer of RM25.0 million ($6.3 million) for the land-use right and building, subject to completion of definitive documentation. As a result, an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded.

Gain on Disposal of Fixed Assets

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gain on disposal of fixed assets	$2	—%	$—	—%	$2	100.0%	$2	—%	$—	—%	$2	100.0%

Foreign Currency Transaction (Loss) Gain

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(199)	(3.0)%	$(163)	(1.9)%	$(36)	(22.1)%	$(287)	(2.2)%	$317	2.1%	$(604)	(190.5)%

The foreign currency transaction impact was a loss of $0.2 million for the three months ended June 30, 2016 and 2015. This impact was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar, which decreased by less than 1% for the three months ended June 30, 2016 compared to a 19% decrease during the corresponding 2015 period.

The foreign currency transaction loss for the six months ended June 30, 2016 was $0.3 million and the foreign currency gain for the six months ended June 30, 2015 was $0.3 million. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar, which decreased by less than 1% for the six months ended June 30, 2016 compared to a 19% decrease during the corresponding 2015 period.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spanish facility.

Income Tax Expense (Benefit) from Continuing Operations

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense (benefit) from continuing operations	$199	3.0%	$53	0.6%	$146	275.5%	$(15)	(0.1)%	$106	0.7%	$(121)	(114.2)%

During the three and six months ended June 30, 2016, we recorded an income tax expense of $0.2 million and income tax benefit of less than $0.1 million, respectively, resulting in an effective tax rate of (4.1)% and 0.2%, respectively. The income tax benefit was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intra-period allocation rule. The projected annual effective tax rate, excluding the intraperiod allocation, is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

During the three and six months ended June 30, 2015, we recorded an income tax expense of $0.1 million and $0.1 million, respectively, resulting in an effective tax rate of (1.6)% and (1.8)%, respectively. The tax provision reflected discrete items in the periods primarily related to interest on uncertain tax positions resulting in a $0.1 million expense in the periods. The projected annual effective tax rate excluding these discrete items was 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate was principally driven by changes in valuation allowances.

During the second quarter of 2016, we received an income tax refund of $8.3 million from the Internal Revenue Service resulting from a 2014 federal net operating loss carryback.

Net Loss from Continuing Operations and Net Loss

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations and net loss	$(5,013)	(74.9)%	$(3,313)	(38.9)%	$(1,700)	(51.3)%	$(7,960)	(60.7)%	$(5,919)	(38.5)%	$(2,041)	(34.5)%

Net loss from continuing operations and net loss for the three months ended June 30, 2016 increased compared to the corresponding 2015 period driven by increased bad debt, an unfavorable impact from foreign currency, the $1.7 million impairment of assets held for sale and increased income tax expense. These items more than offset improved gross loss, improved SG&A and R&D and lower interest expense achieved in the second quarter of 2016.

Net loss from continuing operations and net loss for the three months ended June 30, 2016 increased by $1.7 million compared to the corresponding 2015 period driven by a decline in gross profit, increased bad debt, an unfavorable impact from foreign currency and the $1.7 million impairment of assets held for sale. These items more than offset improved SG&A and R&D, lower interest tax expense and lower income tax expense.

On a sequential basis, net loss from continuing operations and net loss for the second quarter of 2016 was $(5.0) million compared to a net loss from continuing operations and net loss of $(2.9) million for the first quarter of 2016. The sequentially higher net loss of $2.1 million was primarily due to the $1.7 million impairment of assets held for sale and increased bad debt expense of $0.5 million.

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

The following tables set forth information about our continuing operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(2,371)	$(2,480)	$(4,886)	$(4,249)
Depreciation	(476)	(512)	(950)	(1,002)
Interest income (expense), net	52	(52)	41	(48)
Income tax (expense) benefit	(199)	(53)	15	(106)
Restructuring	(192)	6	(194)	(139)
Stock–based compensation	(121)	(222)	(280)	(375)
Impairment of assets held for sale	(1,708)	—	(1,708)	—
Gain on disposal of fixed assets	2	—	2	—
Net Loss from Continuing Operations	$(5,013)	$(3,313)	$(7,960)	$(5,919)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$6,691	$8,515	(1,824)	(21.4)%	$13,114	$15,378	(2,264)	(14.7)%
Adjusted EBITDA	(2,371)	(2,480)	$109	4.4%	(4,886)	(4,249)	(637)	(15.0)%
Adjusted EBITDA as % of Segment Net Sales	(35.4)%	(29.1)%			(37.3)%	(27.6)%

Adjusted EBITDA as a percentage of net sales declined for the three months ended June 30, 2016 compared to 2015 driven by improved gross loss, SG&A and R&D, more than offset by increased bad debt expense and unfavorable foreign currency impact.

Adjusted EBITDA as a percentage of net sales declined for the six months ended June 30, 2016 compared to 2015 driven by improved SG&A and R&D, more than offset by a decline in gross profit, increased bad debt expense and unfavorable foreign currency impact.

Adjusted EBITDA for the second quarter of 2016 was $(2.4) million compared to $(2.5) million from the first quarter of 2016. The sequential improvement was primarily due to decreased SG&A and R&D partially offset by unfavorable foreign currency impact and increased bad debt expense.

Cost-Reduction Actions

In July 2015, following a decision by our largest customer to exit its OEM module production in Malaysia, we decided to close our Malaysia facility, effective August 2, 2015. During 2015, we recognized $0.3 million of severance and benefits as well as a $0.5 million inventory write down in cost of sales and $0.5 million of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure.

In June 2016, we eliminated certain positions at our Spain facility effective July 5, 2016. We recorded $0.1 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during the second quarter of 2016.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	June 30, 2016	June 30, 2015
Balance as of beginning of year	$0.3	$0.1
Additions	0.2	0.1
Reductions	(0.1)	(0.1)
Balance as of end of period	$0.4	$0.1

The restructuring accrual consisted of $0.4 million and $0.1 million for severance and benefits as of June 30, 2016 and 2015, respectively.

Non-GAAP Loss Per Share from Continuing Operations

To supplement our condensed consolidated financial statements, we use a non-GAAP financial measure called non-GAAP EPS. Non-GAAP EPS is defined as net loss from continuing operations, not including the tax effected impact of stock-based compensation and restructuring, divided by the weighted-average shares outstanding and is defined for the periods presented in the following table. The weighted-average common share count for GAAP reporting does not include the number of potentially dilutive common shares since these potential shares do not share in any loss generated and are anti-dilutive. However, we have included these shares in our non-GAAP EPS calculations when we have generated non-GAAP net earnings and such shares are dilutive in those periods. Refer to the weighted-average shares reconciliation below. All amounts are stated in thousands, except per share amounts and unless otherwise noted.

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

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss from continuing operations	(5,013)	(3,313)	(7,960)	$(5,919)
Adjustments to net loss from continuing operations:
Stock–based compensation expense	121	222	280	375
Restructuring	192	(6)	194	139
Impairment of assets held for sale	1,708	—	1,708	—
Tax effect of adjustments	(107)	(70)	(155)	(175)
Non-GAAP net loss from continuing operations	(3,099)	(3,167)	(5,933)	$(5,580)

Basic shares outstanding GAAP	18,380,904	18,089,137	18,307,545	18,077,142
Diluted shares outstanding GAAP	18,380,904	18,089,137	18,307,545	18,077,142
Stock options	—	—	—	—
Restricted common stock	—	—	—	—
Diluted shares outstanding non-GAAP	18,380,904	18,089,137	18,307,545	18,077,142
Diluted net loss per share from continuing operations	(0.27)	(0.18)	(0.44)	$(0.33)
Diluted non-GAAP net loss per share from continuing operations	(0.17)	(0.18)	(0.32)	$(0.31)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of June 30, 2016, our principal source of liquidity was $13.8 million of cash, $0.6 million of bank acceptance notes and $2.0 million due from Zhenfa. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. Payment terms are currently longer in China than in many other locations, which results in delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including capital investments (mainly equipment upgrades and information technology needs), through at least the next 12 months, if we are unable to collect our accounts receivable, amounts due from Zhenfa, or fail to receive payment of these in a timely fashion, or obtain bank acceptance notes from our customers, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivable from certain of our Chinese customers and actively pursuing the collection of the balance from Zhenfa.

In October 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million ($1.7 million as of June 30, 2016), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of June 30, 2016, €0.9 million ($1.1 million as of June 30, 2016) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are in the process of selling the Malaysia facility and its production and ancillary equipment. In connection with the shut-down and sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. In the first half of 2016, we accepted an offer of RM25.0 million ($6.3 million) for the land-use right and building, subject to completion of definitive documentation. As a result, an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. We cannot assure that we will be able to close the sale of our Malaysian real estate on a timely basis or on favorable terms or that the costs of closure of that facility will not be higher than anticipated.

We remain open to exploring possible business opportunities in potentially more profitable parts of the solar supply chain, as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing any such transactions, we may be required to expend significant funds, incur additional debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including, without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not able to fund our working capital needs, we will have to slow our projected growth, which may further impede or delay our attempt to return to profitability. We expect to fund our cash requirements with our existing cash and bank acceptance notes, leveraging our European factoring facility and other potential working capital financing arrangements that we are currently seeking.

Our cash and cash equivalents balance is located in the following geographies:

June 30, 2016
United States	$9,461
Spain	2,987
Malaysia	163
China	1,092
Hong Kong	106
Consolidated	$13,809

Due to the difficulty repatriating cash to the U.S., the $1.1 million of cash and cash equivalents located in China is expected to remain in China for working capital needs.

We do not permanently re-invest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities to us, we expect the undistributed earnings of our Malaysia subsidiary will be repatriated to the U.S. in a tax-free manner. We do not permanently re-invest our Spain earnings, so this cash balance is available for dividend repatriation. We have accrued for this tax liability. We have not elected to permanently re-invest our Hong Kong and China earnings and plan to utilize our cash located in Hong Kong and China to fund a portion of our working capital requirements and capital investment in China. Our goal is to achieve and maintain self-sufficiency in each of our manufacturing locations to meet their cash requirements. We cannot assure that we will continue to fund the manufacturing operations in any location, if such operations would require investment of additional cash from other jurisdictions.

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash provided by operating activities from continuing operations was $5.8 million for the six months ended June 30, 2016 compared to net cash used in operating activities of $3.7 million for the six months ended June 30, 2015. Net loss plus and minus non-cash adjustments (“cash loss”) improved by approximately $1.1 million for the six months ended June 30, 2016 compared to the same period in 2015. This improvement was driven by the receipt of an $8.3 million income tax refund as well as consumption of excess Malaysia inventory and the continued impact of cost-reduction efforts. These positive impacts were partially offset by the $2.2 million received from Zhenfa during the first six months of 2015, which did not recur in 2016.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was less than $0.1 million for the six months ended June 30, 2015 due to receiving cash refunds for a prior state tax receivable.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $0.2 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. The 2015 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China. We expect remaining 2016 consolidated capital expenditures to be less than $0.5 million.

Free Cash Flow

We use an alternative non-GAAP measure of liquidity called free cash flow. We define free cash flow as cash used in operating activities from continuing operations less capital investments. Free cash flow was $5.7 million and $(6.0) million in the six months ended June 30, 2016 and 2015, respectively. We believe free cash flow is an important measure of our overall liquidity and our ability to fund future growth and provide a return to stockholders. Free cash flow does not reflect, among other things, mandatory debt service, other borrowing activity, discretionary dividends on our common stock and acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in) operating activities from continuing operations	$7,927	$(2,012)	$5,836	$(3,684)
Less: capital investments	(165)	(885)	(174)	(2,277)
Free cash flow	$7,762	$(2,897)	$5,662	$(5,961)

Cash Flow from Financing Activities from Continuing Operations

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2016 primarily due to our Spanish subsidiary receiving funds related to the factoring agreement. Net cash used in financing activities was less than $0.1 million for the six months ended June 30, 2015 primarily due to trailing payments related to the Special Dividend.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first six months of 2016, we were not negatively materially affected by inflation.

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide this Item 3 because we are a smaller reporting company.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business. There were no material legal proceedings pending during the quarter ended June 30, 2016.

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

STR HOLDINGS, INC.
(Registrant)

Date: August 11, 2016	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

