Form 10-Q
period 2016-09-30
STR HOLDINGS, INC.
filed 2016-11-09
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

At October 31, 2016, there were 18,669,927 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,811	$7,703
Bank acceptance notes	877	92
Due from Zhenfa	3,181	2,058
Accounts receivable, trade, less allowances for doubtful accounts of $2,444 and $499 in 2016 and 2015, respectively	3,966	9,112
Inventories, net	2,140	4,806
Income tax receivable	—	8,252
Prepaid expenses	1,118	1,221
Other current assets	1,170	2,044
Total current assets	26,263	35,288
Property, plant and equipment, net	9,426	10,581
Assets held for sale (Note 9)	6,190	7,899
Other long-term assets	149	148
Total assets	$42,028	$53,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,358	$2,192
Accrued liabilities (Note 10)	3,133	3,080
Income taxes payable	993	989
Due to factoring	338	483
Total current liabilities	5,822	6,744
Total liabilities	5,822	6,744
COMMITMENTS AND CONTINGENCIES (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 18,551,332 and 18,550,092 issued and outstanding, respectively, in 2016 and 18,261,807 and 18,260,567 issued and outstanding, respectively, in 2015	185	182
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	231,510	230,999
Accumulated deficit	(189,739)	(178,101)
Accumulated other comprehensive loss, net	(5,693)	(5,851)
Total stockholders’ equity	36,206	47,172
Total liabilities and stockholders’ equity	$42,028	$53,916

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Month Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$4,030	$6,594	$17,144	$21,972
Cost of sales	4,929	8,088	18,384	23,678
Gross loss	(899)	(1,494)	(1,240)	(1,706)
Selling, general and administrative expenses	1,798	3,155	5,489	8,545
Research and development expense	308	334	949	1,046
Provision (recovery) for bad debt expense	651	225	2,010	(7)
Operating loss	(3,656)	(5,208)	(9,688)	(11,290)
Interest (expense) income, net	(2)	13	39	(35)
Other income (expense), net (Note 9)	9	(722)	(1,690)	(722)
Gain on disposal of fixed assets	—	—	2	—
Foreign currency transaction (loss) gain	(64)	(256)	(351)	61
Loss from continuing operations before income tax expense (benefit)	(3,713)	(6,173)	(11,688)	(11,986)
Income tax expense (benefit) from continuing operations	(35)	(422)	(50)	(316)
Net loss from continuing operations	(3,678)	(5,751)	(11,638)	(11,670)
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	—	—
Income tax benefit from discontinued operations	—	(4,036)	—	(4,036)
Net earnings from discontinued operations	—	4,036	—	4,036
Net loss	$(3,678)	$(1,715)	$(11,638)	$(7,634)
Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $44, $0, $139 and $0, respectively)	64	(190)	158	(1,253)
Other comprehensive (loss) income	64	(190)	158	(1,253)
Comprehensive loss	$(3,614)	$(1,905)	$(11,480)	$(8,887)
Net loss per share (Note 5):
Basic from continuing operations	$(0.20)	$(0.32)	$(0.63)	$(0.65)
Basic from discontinued operations	—	0.22	—	0.23
Basic	$(0.20)	$(0.10)	$(0.63)	$(0.42)

Diluted from continuing operations	$(0.20)	$(0.32)	$(0.63)	$(0.65)
Diluted from discontinued operations	—	0.22	—	0.23
Diluted	$(0.20)	$(0.10)	$(0.63)	$(0.42)
Weighted–average shares outstanding (Note 5):
Basic	18,517,983	18,119,567	18,350,438	18,085,609
Diluted from continuing operations	18,517,983	18,199,567	18,350,438	18,085,609

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(11,638)	$(7,634)
Net earnings from discontinued operations	—	4,036
Net loss from continuing operations	(11,638)	(11,670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,418	1,423
Stock–based compensation expense	399	553
Gain on disposal of property, plant and equipment	(2)	—
Provision (recovery) for bad debt expense	2,010	(7)
Loss on reclassification on assets held for sale	—	722
Impairment of assets held for sale	1,708	—
Provision for deferred taxes	(85)	—
Changes in operating assets and liabilities:
Accounts receivable	3,000	(2,377)
Due from Zhenfa	(1,165)	5,385
Income tax receivable	8,252	—
Inventories, net	2,702	2,171
Other current assets	(921)	(3,795)
Accounts payable	(827)	569
Accrued liabilities	1,107	1,589
Income taxes payable	5	(437)
Other, net	101	1,383
Net cash provided by (used in) continuing operations	6,064	(4,491)
Net cash provided by discontinued operations	—	9
Total net cash provided by (used in) operating activities	6,064	(4,482)

INVESTING ACTIVITIES
Capital investments	(180)	(2,354)
Proceeds from sale of fixed assets	16	—
Net cash used in continuing operations	(164)	(2,354)
Net cash used in discontinued operations	—	—
Total net cash used in investing activities	(164)	(2,354)

FINANCING ACTIVITIES
Special dividend	—	(20)
Shared services arrangement with Zhenfa	56	—
Factoring arrangement	(160)	—
Common stock issuance costs	—	(4)
Common stock issued under employee stock purchase plan	—	2
Net cash used in continuing operations	(104)	(22)
Net cash used in discontinued operations	—	—
Total net cash used in financing activities	(104)	(22)
Effect of exchange rate changes on cash	312	(135)

Net change in cash and cash equivalents	6,108	(6,993)
Cash and cash equivalents, beginning of period	7,703	16,552
Cash and cash equivalents, end of period	$13,811	$9,559

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, and collectability. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

In March 2016, FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. The Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

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

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provides the Company a two-year option, which expires on December 15, 2016, to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, extendable by an additional five years at 50% of the then-current market rental rate.  The Company has not exercised this option as of September 30, 2016. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

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

During the third quarter of 2015, the Company received proposed audit adjustments for the tax years 2009, 2010 and 2011 related to state filings of the Company’s QA business sold in 2011. As a result, the Company recorded an income tax expense to discontinued operations of $21 in the third quarter of 2015. Additionally, the Company recorded an income tax benefit to discontinued operations of $4,057 relating to the reversal of uncertain tax positions due to the expiration of the statute of limitations.

The following tables set forth the operating results of the QA business presented as a discontinued operation for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$—	$—	$—	$—
Net earnings from discontinued operations before income tax (benefit) expense	$—	$—	$—	$—
Income tax (benefit) expense.	$—	$(4,036)	$—	$(4,036)
Net earnings from discontinued operations.	$—	$4,036	$—	$4,036

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted net loss per share
Numerator:
Net loss from continuing operations	$(3,678)	$(5,751)	$(11,638)	$(11,670)
Net earnings from discontinued operations	—	4,036	—	4,036
Net loss	$(3,678)	$(1,715)	$(11,638)	$(7,634)
Denominator:
Weighted–average shares outstanding	18,517,983	18,119,567	18,350,438	18,085,609
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	18,517,983	18,119,567	18,350,438	18,085,609

Net (loss) earnings per share:
Basic from continuing operations	$(0.20)	$(0.32)	$(0.63)	$(0.65)
Basic from discontinued operations	—	0.22	—	0.23
Basic	$(0.20)	$(0.10)	$(0.63)	$(0.42)

Diluted from continuing operations	$(0.20)	$(0.32)	$(0.63)	$(0.65)
Diluted from discontinued operations	—	0.22	—	0.23
Diluted	$(0.20)	$(0.10)	$(0.63)	$(0.42)

Due to the loss from continuing operations for the three months ended September 30, 2016 and 2015, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

Due to the loss from continuing operations for the nine months ended September 30, 2016 and 2015, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

Because the effect would be anti-dilutive, there were 56 and 23 shares of common stock issuable upon the exercise of options issued under the STR Holdings, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2015, respectively. The Company terminated the ESPP as of October 1, 2015.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2016, respectively. Similarly, there were 1,754,665 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2015, respectively.

NOTE 6—BANK ACCEPTANCE NOTES

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—BANK ACCEPTANCE NOTES (Continued)

Bank acceptance notes consist of the following:

	September 30, 2016	December 31, 2015
Balance as of beginning of period	$92	$—
Received from customers	3,032	5,874
Converted to cash	—	(1,566)
Paid to suppliers	(2,245)	(4,216)
Foreign exchange impact	(2)	—
Balance as of end of period	$877	$92

All of the bank acceptance notes as of September 30, 2016 mature prior to September 30, 2017. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of September 30, 2016, the annual effective discount rate for all of the bank acceptance notes was 3.2%.

NOTE 7—INVENTORIES

Inventories consist of the following:

	September 30, 2016	December 31, 2015
Finished goods	$379	$872
Raw materials	2,080	4,630
Reserve	(319)	(696)
Inventories, net	$2,140	$4,806

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

At September 30, 2016 and December 31, 2015, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was negative evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of September 30, 2016. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—ASSETS HELD FOR SALE (Continued)

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysian property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015 as assets held for sale. An impairment loss of $1,708 was recorded in the Company’s condensed consolidated statement of comprehensive loss in other income (expense), net during the second quarter of 2016 as well as a $722 loss of reclassification during the third quarter of 2015.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2016	December 31, 2015
Salaries and wages	$438	$411
Accrued bonus	362	131
Professional fees	434	510
Restructuring severance and benefits (Note 12)	322	268
Environmental (Note 11)	57	57
Accrued franchise tax	38	125
Client deposits	952	972
Accrued income tax	35	—
Other	495	606
Total accrued liabilities	$3,133	$3,080

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

The Company has accrued for specific product performance matters incurred in 2016 and 2015 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets was immaterial as of September 30, 2016 and December 31, 2015.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the condensed consolidated balance sheets was $57 as of September 30, 2016 and December 31, 2015.

NOTE 12—COST-REDUCTION ACTIONS

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

The restructuring accrual consists of $322 for severance and benefits as of September 30, 2016. A rollforward of the severance and other exit cost accrual activity is as follows:

	September 30, 2016	September 30, 2015
Balance as of beginning of year	$268	$32
Additions	219	1,663
Reductions	(165)	(1,120)
Balance as of end of period	$322	$575

NOTE 13—FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1-quoted prices in active markets for identical assets and liabilities;
•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets as of September 30, 2016:

	Financial assets at fair value as of September 30, 2016
	Level 1	Level 2	Level 3

Money market funds (1)	$8,325	$—	$—
Bank acceptance notes (2)	$877	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$6,190
Total	$9,202	$—	$6,190

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

The following table provides the fair value measurements of applicable financial assets as of December 31, 2015:

	Financial assets at fair value as of December 31, 2015
	Level 1	Level 2	Level 3

Money market funds (1)	$3,002	$—	$—
Bank acceptance notes (2)	$92	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$7,899
Total	$3,094	$—	$7,899

_______________

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	Refer to Note 6 for further information
(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 9 for further information.

NOTE 14—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 ($1,686 as of September 30, 2016), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of September 30, 2016 and December 31, 2015 the Company has recorded $338 and $483, respectively, as due to factoring on the condensed consolidated balance sheets.

NOTE 15—INCOME TAXES FROM CONTINUING OPERATIONS

There is no provision or benefit for federal, foreign or state income taxes for the three and nine months ended September 30, 2016 other than income tax benefit of $35 and $50, respectively, resulting from an intra-period tax allocation between continuing operations and other comprehensive income.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2016 and December 31, 2015.

There was no provision or benefit for federal, foreign or state income taxes for the three and nine months ended September 30, 2015 other than income tax benefit resulting from reversal of uncertain tax positions due to statute expirations of $422 and $316, respectively.

During the second quarter of 2016, the Company received an income tax refund of $8,252 from the Internal Revenue Service resulting from a 2014 federal net operating loss carryback.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2016 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	18,214,762	$182	1,240	$(57)	$230,999	$(5,851)	$(178,101)	$47,172
Stock-based compensation	335,330	3	—	—	455	—	—	458
Shared services arrangement with Zhenfa	—	—	—	—	56	—	—	56
Net loss	—	—	—	—	—	—	(11,638)	(11,638)
Foreign currency translation, net of tax	—	—	—	—	—	158	—	158
Balance at September 30, 2016	18,550,092	$185	1,240	$(57)	$231,510	$(5,693)	$(189,739)	$36,206

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value. At September 30, 2016, there were no shares issued or outstanding.

Common Stock

Reverse Stock Split

As more fully described in Note 1, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2016, there were 18,551,332 shares issued and 18,550,092 shares outstanding of common stock. Each share of common stock is entitled to one vote per share.

Treasury Stock

At September 30, 2016, there were 1,240 shares held in treasury that were purchased at a cost of $57.

NOTE 17—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three year period and expire ten years from date of grant. There were 1,919,260 shares available for grant under the 2009 Plan as of September 30, 2016.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2016:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2015	1,501,331	$1.52	9.10	$0.99	$(1,952)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	(379,999)	$1.52	—	$—	$494
Balance at September 30, 2016	1,121,332	$1.52	8.35	$0.99	$(1,458)
Vested and exercisable as of September 30, 2016	373,775	$1.52	8.35	$0.99	$(486)
Vested and exercisable as of September 30, 2016 and expected to vest thereafter	1,089,671	$1.52	8.35	$0.99	$(1,417)

_______________

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.22 of the Company’s common stock on September 30, 2016.

As of September 30, 2016, there was $508 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the three and nine months ended September 30, 2016.

The following table summarizes the restricted common stock activity of the Company for the nine months ended September 30, 2016:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2015	45,805	$1.14
Granted	300,976	$—
Vested	(335,330)	$—
Canceled	(11,451)	$1.14
Unvested at September 30, 2016	—	$—
Expected to vest after September 30, 2016	—	$—

As of September 30, 2016, there was $0 of unrecognized compensation cost related to unvested restricted shares.

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

Under the ESPP, eligible employees used payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company had established four offering periods in which eligible employees could participate. The Company purchased the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased times the 10% discount was recorded by the Company as stock-based compensation. The Company recorded less than $1 in stock-based compensation expense relating to the ESPP for the three and nine months ended September 30, 2015, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—STOCK-BASED COMPENSATION (Continued)

Deferred Compensation

The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value compared to the value of the Company’s stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been remeasured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was paid out during the first quarter of 2015. As of September 30, 2016, no deferred compensation arrangements exist.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expense	$119	$178	$399	$553
Research and development expense	$—	$—	$—	$—
Total stock-based compensation expense	$119	$178	$399	$553

NOTE 18—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(3,099)	$(3,341)	$(7,985)	$(7,590)
Depreciation	(468)	(421)	(1,418)	(1,423)
Interest income (expense), net	(2)	13	39	(35)
Income tax (expense) benefit	35	422	50	316
Restructuring	(25)	(1,524)	(219)	(1,663)
Stock–based compensation	(119)	(178)	(399)	(553)
Loss on reclassification of assets held for sale	—	(722)	—	(722)
Impairment of assets held for sale	—	—	(1,708)	—
Gain on disposal of fixed assets	—	—	2	—
Net Loss from Continuing Operations	$(3,678)	$(5,751)	$(11,638)	$(11,670)

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales
Spain	$1,947	$3,884	$8,362	$12,682
China	2,077	2,276	8,764	5,218
United States	6	1	18	50
Malaysia	—	433	—	4,022
Total Net Sales	$4,030	$6,594	$17,144	$21,972

Long-Lived Assets by Geographic Area

	September 30, 2016	December 31, 2015
Long-Lived Assets
United States	$1,471	$1,594
Spain	6,575	6,765
China	1,379	2,220
Hong Kong	1	2
Total Long-Lived Assets	$9,426	$10,581

Foreign sales are assigned to the country in which the sales originate. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and nine months ended September 30, 2016 were $2,028 and $5,629, respectively. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and nine months ended September 30, 2015 were $1,398 and $7,090, respectively.

Accounts receivable from two customers amounted to $1,095 and accounts receivable from two customers amounted to $1,570 as of September 30, 2016 and December 31, 2015, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—RELATED PARTY TRANSACTIONS

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to the failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of September 30, 2016, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2016 the Company recorded $0 in net sales to this customer.

Module-for-Encapsulant Swap Transaction

During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for $7,487. During the third quarter of 2016, the Company increased the amount due by approximately $1,165 to reflect an inadvertent overpayment of modules made to Zhenfa by ReneSola. As of September 30, 2016, the Company had a receivable of $3,181 due from Zhenfa related to this transaction on the condensed consolidated balance sheets. In October 2016, the Company received a bank acceptance note from Zhenfa for approximately $3,181 in full payment of the balance due under these arrangements.

Debt Settlement Agreement

During the second quarter of 2016, the Company entered into a debt settlement agreement with Zhenfa, a company that is a supplier to Zhenfa and a customer of the Company, and that company’s parent company to settle outstanding accounts receivable due from this company. As part of this four-party transaction, Zhenfa agreed to pay the Company approximately RMB 10,000 (approximately $1,500 as of June 30, 2016) as settlement of a similar amount of outstanding receivables due from the Company’s customer, and the customer’s parent company (Zhenfa’s supplier) agreed to cancel a similar amount of outstanding receivables due from Zhenfa. Final execution was concluded in early July, resulting in application of a previously recorded deposit against the outstanding accounts receivable from this customer. There is a residual receivable due to STR from Zhenfa related to this Debt Settlement Agreement, equal to the difference in the offsetting receivables of approximately RMB 80 (approximately $12) as of September 30, 2016. The Company received payment for the outstanding balance in October 2016.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—RELATED PARTY TRANSACTIONS (Continued)

Mr. Kong attempted to divide his time evenly between his duties with Zhenfa and STR. As a result, the value of Mr. Kong’s services provided was reflected in the Company’s consolidated financial statements. This shared services arrangement was recorded as a non-cash expense in selling, general and administrative expenses and an increase to additional paid-in capital of $56 for the nine months ended September 30, 2016, respectively. Effective June 29, 2016, Mr. Kong was removed from his position as Vice President, Business Development and General Manager, China and from all other official capacities with the Company and its subsidiaries.

NOTE 20—SUBSEQUENT EVENTS

Manufacturing Facility Fire

During October 2016, the Company’s manufacturing plant located in Shajiabang, Jiangsu, China suffered a fire that damaged a portion of its production facility. No employee injuries have been reported. As of the date of this report, the China facility’s production is shut down while the Company assesses and repairs the damage. The damage was mainly to one production line, which is at least temporarily inoperable, as well as to certain ancillary equipment and related systems. Through the date of this report, the Company has been able to continue to fulfill customer orders utilizing its alternative capacity. The Company carries both casualty and property insurance for its facilities and equipment, as well as business interruption insurance, and is reviewing the extent and scope of this coverage with its insurance carriers. The Company cannot guarantee that its insurance coverage, subject to applicable deductibles, will be adequate to cover damage to the facility or other loss that it may suffer as a result of the fire. At this time the extent of the loss is not estimable.

Solaria Lawsuit

In October 2016, a complaint was filed by Solaria Energie y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3,303, plus interest, in damages. The Company believes it has meritorious defenses and plans to vigorously defend the matter.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements and uncertainties associated herewith include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company; (3) our reliance on a single product line; (4) our securing sales to new customers, growing net sales to existing key customers and increasing our market share, particularly in China, considering the potential adverse impact of the recent fire at our manufacturing facility in China; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies that could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products in China; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy, particularly in China and the United States; (17) volatility in commodity costs; (18) our customers’ financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the Qualifications of the OTCQX; (25) the ability to realize synergies from the transaction with Zhenfa (as described herein); and (26) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Recent Developments

Manufacturing Facility Fire

During October 2016, our manufacturing plant located in Shajiabang, Jiangsu, China suffered a fire that damaged a portion of its production facility. No employee injuries have been reported. As of the date of this report, the China facility’s production is shut down while we assess and repair the damage. The damage was mainly to one production line, which is at least temporarily inoperable, as well as to certain ancillary equipment and related systems. Through the date of this report, we have been able to continue to fulfill customer orders utilizing our alternative capacity. We carry both casualty and property insurance for our facilities and equipment, as well as business interruption insurance, and is reviewing the extent and scope of this coverage with its insurance carriers. We cannot guarantee that our insurance coverage, subject to applicable deductibles, will be adequate to cover damage to the facility or other loss that we may suffer as a result of the fire. At this time the extent of the loss is not estimable.

Zhenfa Module-for-Encapsulant Swap Transaction

During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for $7,487. During the third quarter of 2016, the Company increased the amount due by approximately $1,165 million to reflect an inadvertent overpayment of modules made to Zhenfa by ReneSola. In October 2016, the Company received a bank acceptance note from Zhenfa for approximately $3,181 in full payment of the balance due under these arrangements.

2014 Transaction with Zhenfa

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

There have been no changes in our critical accounting policies during the quarter ended September 30, 2016.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$4,030	$6,594	$17,144	$21,972
Cost of sales	4,929	8,088	18,384	23,678
Gross profit (loss)	(899)	(1,494)	(1,240)	(1,706)
Selling, general and administrative expenses	1,798	3,155	5,489	8,545
Research and development expense	308	334	949	1,046
Provision (recovery) for bad debt expense	651	225	2,010	(7)
Operating loss	(3,656)	(5,208)	(9,688)	(11,290)
Interest income (expense), net	(2)	13	39	(35)
Other expense, net (Note 9)	9	(722)	(1,690)	(722)
Gain on disposal of fixed assets	—	—	2	—
Foreign currency transaction (loss) gain	(64)	(256)	(351)	61
Loss from continuing operations before income tax expense (benefit)	(3,713)	(6,173)	(11,688)	(11,986)
Income tax expense (benefit) from continuing operations	(35)	(422)	(50)	(316)
Net loss from continuing operations	$(3,678)	$(5,751)	$(11,638)	$(11,670)

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$4,030	100.0%	$6,594	100.0%	$(2,564)	(38.9)%	$17,144	100.0%	$21,972	100.0%	$(4,828)	(22.0)%

The decrease in net sales for the three months ended September 30, 2016 compared to the corresponding period in 2015 was driven by an approximately 11% decrease in our average selling price (“ASP”) and an approximately 31% decrease in sales volume. Net sales to two of our major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2016 were $2.0 million. Net sales to two of our major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2015 were $1.4 million.

The price decline was primarily the result of decreased sales to customers located in Europe, China and India. The volume decline was primarily driven by a decline with European customers.

The decrease in net sales for the nine months ended September 30, 2016 compared to the corresponding period in 2015 was driven by an approximately 9% decrease in our average selling price (“ASP”) and an approximately 14% decrease in sales volume. The volume decline was primarily driven by a reduction of net sales with our largest customer, who modified its OEM manufacturing partner footprint in the latter part of 2014 and announced the significant reduction of its OEM module business by the end of 2015, as described in Note 12, and an increase in its in-house module production in China. Excluding this customer, with whom we are trying to re-engage business in China, volume increased by approximately 3% with our remaining customers, primarily driven by a 71% volume increase in China mainly in the first half of 2016, as well as growth in India, which more than offset a decline with European customers.

On a sequential basis, net sales decreased by $2.7 million, or 40%, compared to the three months ended June 30, 2016. This decrease was primarily driven by a 39% decrease in sales volume and a 1% decrease in ASP. The sales volume decrease occurred principally in China, which we attributed primarily to a roughly 11% cut to Feed-in-Tariffs (FIT) taking effect for systems connected after June 30, 2016. We believe that the rush to connect systems prior to the FIT step down resulted in increased demand for deliveries in the quarter ended June 30, 2016, at the expense of demand thereafter.

We are currently in the qualification process with potential additional customers. The qualification process must occur with each prospective customer. The internal qualification process and timing are managed and customized by each module manufacturer. In addition, we may also experience ramp delays after module manufacturers complete the internal certification process and introduce our encapsulants in their mass-production process for the first time. If our encapsulants do not perform similarly during initial module production as they did during certification and internal testing, we may have to perform additional engineering and laboratory testing, and in some cases may have to change our encapsulant formulation, which would require re-qualification testing. Any production ramp issues we may experience with potential customers will require additional costs to resolve and would reduce our net sales, both of which would negatively impact the results of our operations and financial condition. Moreover, even if we successfully complete a qualification process for a customer, we cannot assure if or when we may receive any orders from such customer on acceptable terms, if at all.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$4,929	122.3%	$8,088	122.7%	$(3,159)	(39.1)%	$18,384	107.2%	$23,678	107.8%	$(5,294)	(22.4)%

The decrease in our cost of sales for the three months ended September 30, 2016 compared to the corresponding period in 2015 was primarily driven by a 31% decrease in sales volume, combined with an approximately 13% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 7% increase in paperless sales mix, which carries lower raw material costs, as well as improved efficiencies at our China factory for the three months ended September 30, 2016 versus the corresponding 2015 period. Direct labor decreased by $0.4 million, associated with the sales volume decrease. Overhead costs decreased by $0.7 million primarily due to continued cost-reduction actions.

The decrease in our cost of sales for the nine months ended September 30, 2016 compared to the corresponding period in 2015 was primarily driven by a 14% decrease in sales volume combined with an approximately 8% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 18% increase in paperless sales mix and slightly lower resin costs, as well as improved efficiencies at our China factory for the nine months ended September 30, 2016 versus the corresponding 2015 period. Direct labor decreased by $0.6 million, associated with the sales volume decrease. Overhead costs decreased by $1.4 million primarily due to continued cost-reduction actions.

Gross Profit (Loss)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit (loss)	$(899)	(22.3)%	$(1,494)	(22.7)%	$595	39.8%	$(1,240)	(7.2)%	$(1,706)	(7.8)%	$466	27.3%

Gross loss, as a percentage of net sales, improved slightly for the three months ended September 30, 2016 compared to the corresponding period in 2015 mainly as a result of a decrease in raw material cost per unit as described above.

Gross loss, as a percentage of net sales, improved for the nine months ended September 30, 2016 compared to the corresponding period in 2015 mainly as a result of a lower raw material cost per unit, as described above.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,798	46.6%	$3,155	47.8%	$(1,357)	(43.0)%	$5,489	32.0%	$8,545	38.9%	$(3,056)	(35.8)%

SG&A decreased by $1.4 million for the three months ended September 30, 2016 compared to 2015. This decrease was primarily driven by $0.7 million in reduced restructuring expenses, a $0.2 million decrease in both labor and benefits, a $0.1 million decrease in stock-based compensation, a $0.1 million reduction in travel expenses and dues and fees and $0.1 million of reduced professional fees.

SG&A decreased by $3.1 million for the nine months ended September 30, 2016 compared to 2015. This decrease was primarily driven by $0.7 million lower labor and benefits, $0.6 million of reduced restructuring expense, a $0.5 million reduction in professional fees, $0.3 million of reduced annual incentive compensation expense, a $0.3 million decrease in travel expenses, a $0.2 million decrease in stock-based compensation, a $0.2 million reduction of other SGA expenses including a non-recurring settlement of a state sales tax audit in 2015 and a $0.1 million decrease in dues and fees.

Research and Development Expense (“R&D”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$308	7.6%	$334	5.1%	$(26)	(7.8)%	$949	5.6%	$1,046	4.8%	$(97)	(9.3)%

Research and development expense decreased modestly by less than $0.1 million for the three and nine months ended September 30, 2016 compared to the corresponding periods in the prior year, as our research and development staffing and activity has remained relatively consistent during these periods.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$651	16.2%	$225	3.4%	$426	189.3%	$2,010	11.7%	$(7)	—%	$2,017	28,814.3%

The provision (recovery) for bad debt expense recorded during the three and nine months ended September 30, 2016 primarily related to certain Chinese customers’ balances, partially offset by receiving payment related to aged accounts receivable that were previously reserved for.

Other (Expense) Income, net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other (expense) income, net	$9	0.2%	$(722)	(10.9)%	$731	101.2%	$(1,690)	(9.9)%	$(722)	(3.3)%	$(968)	(134.1)%

In July 2015, the Company announced a restructuring plan that included the closure of its Malaysia facility, effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and is actively trying to sell its land-use right, building and other fixed assets located at the facility. In the six months of 2016, the Company received and accepted an offer of RM25.0 million ($6.3 million) for the land-use right and building, subject to completion of definitive documentation. As a result, an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded during the second quarter of 2016 and a loss on reclassification of $0.7 million was recorded during the third quarter of 2015.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(64)	(1.6)%	$(256)	(3.9)%	$192	75.0%	$(351)	(2.0)%	$61	0.3%	$(412)	(675.4)%

The foreign currency transaction impact was a loss of $0.1 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. This impact was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar, which improved by less than 1% for the three months ended September 30, 2016 compared to a 12% decrease during the corresponding 2015 period.

The foreign currency transaction loss for the nine months ended September 30, 2016 was $0.4 million and the foreign currency gain for the nine months ended September 30, 2015 was less than $0.1 million. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar, which increased by less than 1% for the nine months ended September 30, 2016 compared to a 12% decrease during the corresponding 2015 period.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spanish facility.

Income Tax Expense (Benefit) from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense (benefit) from continuing operations	$(35)	(0.9)%	$(422)	(6.4)%	$387	91.7%	$(50)	(0.3)%	$(316)	(1.4)%	$266	84.2%

During the three and nine months ended September 30, 2016, we recorded an income tax benefit of less than $0.1 million and $0.1 million, respectively, resulting in an effective tax rate of 0.9% and 0.4%, respectively. The income tax benefit was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intra-period allocation rule. The projected annual effective tax rate, excluding the intra-period allocation, is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

During the three and nine months ended September 30, 2015, we recorded an income tax benefit of $0.4 million and $0.3 million, respectively, resulting in an effective tax rate of 6.8% and 2.6%, respectively. The tax provision reflected discrete items in the periods primarily related to reversal of uncertain tax positions due to statute expiration resulting in a $0.4 million benefit in the quarter. The projected annual effective tax rate excluding these discrete items was 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate was principally driven by changes in valuation allowances.

During the second quarter of 2016, we received an income tax refund of $8.3 million from the Internal Revenue Service resulting from a 2014 federal net operating loss carryback.

Net Loss from Continuing Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net loss from continuing operations	$(3,678)	(91.3)%	$(5,751)	(87.2)%	$2,073	36.0%	$(11,638)	(67.9)%	$(11,670)	(53.1)%	$32	0.3%

Net loss from continuing operations for the three months ended September 30, 2016 decreased compared to the corresponding 2015 period driven by improved gross loss, improved SG&A, favorable impact from foreign currency and the non-recurrence of the $0.7 million loss on reclassification recorded in the third quarter of 2015. These items more than offset increased bad debt and lower income tax benefit in the third quarter of 2016.

Net loss from continuing operations for the nine months ended September 30, 2016 decreased by less than $0.1 million compared to the corresponding 2015 period driven by improved gross loss, improved SG&A and improved R&D. These items more than offset increased bad debt, unfavorable impact from foreign currency and $1.0 million of increased impairment of assets held for sale and lower income tax benefit in the third quarter of 2016.

On a sequential basis, net loss from continuing operations for the third quarter of 2016 was $3.7 million compared to a net loss from continuing operations of $5.0 million for the second quarter of 2016. The sequentially lower net loss of $1.3 million was primarily due to reduced bad debt expense, favorable impact from foreign currency, reduced income tax expense and the non-recurring $1.7 million impairment of assets held for sale recorded in the second quarter of 2016. These items more than offset increased gross loss in the third quarter of 2016 compared to the second quarter of 2016.

Net Earnings from Discontinued Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net earnings from discontinued operations	$—	—%	$4,036	61.2%	$(4,036)	(100.0)%	$—	—%	$4,036	18.4%	$(4,036)	(100.0)%

Net earnings from discontinued operations for the three and nine months ended September 30, 2015 relates to the reversal of $4.0 million of uncertain tax positions of the Company’s former QA business due to the expiration of the statute of limitations.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales, Adjusted EBITDA and non-GAAP loss per share from continuing operations (“non-GAAP EPS”). See Note 18-Reportable Segment and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above and non-GAAP EPS is described in further detail below. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our continuing operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(3,099)	$(3,341)	$(7,985)	$(7,590)
Depreciation	(468)	(421)	(1,418)	(1,423)
Interest income (expense), net	(2)	13	39	(35)
Income tax (expense) benefit	35	422	50	316
Restructuring	(25)	(1,524)	(219)	(1,663)
Stock–based compensation	(119)	(178)	(399)	(553)
Loss on reclassification on assets held for sale	—	(722)	—	(722)
Impairment of assets held for sale	—	—	(1,708)	—
Gain on disposal of fixed assets	—	—	2	—
Net Loss from Continuing Operations	$(3,678)	$(5,751)	$(11,638)	$(11,670)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$4,030	$6,594	$(2,564)	(38.9)%	$17,144	$21,972	$(4,828)	(22.0)%
Adjusted EBITDA	$(3,099)	$(3,341)	$242	7.2%	$(7,985)	$(7,590)	$(395)	(5.2)%
Adjusted EBITDA as % of Segment Net Sales	(76.9)%	(50.7)%			(46.6)%	(34.5)%

Adjusted EBITDA as a percentage of net sales declined for the three months ended September 30, 2016 compared to 2015 driven by improved gross loss, SG&A and favorable foreign currency, more than offset by increased bad debt expense.

Adjusted EBITDA as a percentage of net sales declined for the nine months ended September 30, 2016 compared to 2015 driven by improved gross loss, SG&A and R&D, more than offset by increased bad debt expense and unfavorable foreign currency impact.

Adjusted EBITDA for the third quarter of 2016 was $(3.1) million compared to $(2.4) million from the second quarter of 2016. The sequential decline was primarily due to a decline in gross loss partially offset by reduced bad debt expense and favorable foreign currency impact.

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

A roll-forward of the severance and other exit cost accrual activity was as follows:

	September 30, 2016	September 30, 2015
Balance as of beginning of year	$0.3	$0.1
Additions	0.2	1.6
Reductions	(0.2)	(1.1)
Balance as of end of period	$0.3	$0.6

The restructuring accrual consisted of $0.3 million and $0.6 million for severance and benefits as of September 30, 2016 and 2015, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of September 30, 2016, our principal source of liquidity was $13.8 million of cash, $0.9 million of Chinese bank acceptance notes and $3.2 million due from Zhenfa. In October 2016, we received the $3.2 million due from Zhenfa in the form of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. Payment terms are currently longer in China than in many other locations, which results in delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including capital investments (mainly equipment upgrades and information technology needs), through at least the next 12 months, if we are unable to collect our accounts receivable, or fail to receive payment of these in a timely fashion, or obtain bank acceptance notes from our customers, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivable from certain of our Chinese customers and actively pursuing the collection of the balance from Zhenfa.

In October 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million ($1.7 million as of September 30, 2016), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of September 30, 2016, €1.2 million ($1.4 million as of September 30, 2016) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are in the process of selling the Malaysia facility and its production and ancillary equipment. In connection with the shut-down and sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. In the first nine months of 2016, we accepted an offer of RM25.0 million ($6.3 million) for the land-use right and building, subject to completion of definitive documentation. As a result, an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. On November 7, 2016, we executed the formal purchase and sale agreement. We cannot assure that we will be able to close the sale of our Malaysian real estate on a timely basis or on favorable terms or that the costs of closure of that facility will not be higher than anticipated.

We remain open to exploring possible business opportunities in potentially more profitable parts of the solar supply chain, as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential opportunities. If we are successful in pursuing any such opportunities, we may be required to expend significant funds, incur debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic opportunities or related transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including, without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not able to fund our working capital needs, we will have to slow our projected growth, which may further impede or delay our attempt to return to profitability. We expect to fund our cash requirements with our existing cash and bank acceptance notes, leveraging our European factoring facility and other potential working capital financing arrangements that we are currently seeking.

Our cash and cash equivalents balance is located in the following geographies:

September 30, 2016
United States	$8,622
Spain	2,175
Malaysia	87
China	2,846
Hong Kong	81
Consolidated	$13,811

Due, among other things, to the difficulty repatriating cash to the U.S., the $2.8 million of cash and cash equivalents located in China is expected to remain in China for working capital needs.

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

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash provided by operating activities from continuing operations was $6.1 million for the nine months ended September 30, 2016 compared to net cash used in operating activities of $4.5 million for the nine months ended September 30, 2015. Net loss plus and minus non-cash adjustments (“cash loss”) improved by approximately $2.8 million for the nine months ended September 30, 2016 compared to the same period in 2015. This improvement was driven by the receipt of an $8.3 million income tax refund as well as consumption of excess Malaysia inventory and the continued impact of cost-reduction efforts. These positive impacts were partially offset by the $5.4 million received from Zhenfa during the first nine months of 2015, which did not recur in 2016.

Cash Flow from Operating Activities from Discontinued Operations

Net cash provided by operating activities from discontinued operations was less than $0.1 million for the nine months ended September 30, 2015 due to receiving cash refunds for a prior state tax receivable.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $0.2 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. The 2015 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China. We expect remaining 2016 consolidated capital expenditures to be less than $0.5 million.

Cash Flow from Financing Activities from Continuing Operations

Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2016 primarily due to our Spanish subsidiary receiving funds related to the factoring agreement. Net cash used in financing activities was less than $0.1 million for the nine months ended September 30, 2015 primarily due to trailing payments related to the Special Dividend.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first nine months of 2016, we were not negatively materially affected by inflation.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, and collectability. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We do not expect this ASU to have a significant impact on our financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide this Item 3 because we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports according to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business. There were no material legal proceedings pending during the quarter ended September 30, 2016.

In October 2016, a complaint was filed by Solaria Energie y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million, plus interest, in damages. The Company believes it has meritorious defenses and plans to vigorously defend the matter.

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

STR HOLDINGS, INC.
(Registrant)

Date: November 9, 2016	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)