Form 10-K
period 2016-12-31
STR HOLDINGS, INC.
filed 2017-03-09
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $2,546,331 based on the price of the last reported sale of $0.29 per share on the OTCQX Marketplace on that date.

On February 28, 2017, the registrant had 19,307,482 outstanding shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of forward-looking statements, see the section captioned “Forward-Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our net sales and profitability have declined significantly in recent years. We attribute these declines primarily to a rapid shift of solar module production from the United States and Europe to Asia, particularly China, the loss of our largest customer in 2013, financial distress of certain of our key customers, intensified competition and steep price declines resulting from cyclical or periodic excess capacity throughout the solar manufacturing industry.

Recent Developments

Manufacturing Facility Fire

During October 2016, a portion of the production facility within our manufacturing plant located in Shajiabang, Jiangsu, China was damaged by a fire. No employee injuries have been reported. As of the date of this report, our China facility has 50% of its on-site, pre-fire production capacity available. The damage was mainly to certain ancillary equipment and related systems as well as one production line, which has been determined to be a total loss. Through the date of this report, we have been able to continue to fulfill customer orders utilizing our alternative capacity. However, we have recorded a $0.9 million loss related to the fire. We carry both casualty and property insurance for our facilities and equipment, as well as business interruption insurance, and we continue to work with our insurance carriers to complete the filing of our claims.

Zhenfa Module-for-Encapsulant Swap Transaction

During the second quarter of 2015, we entered into a module-for-encapsulant swap transaction with Zhenfa
Energy Group Co. Ltd. (“Zhenfa”) and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, we agreed to accept solar modules as settlement of approximately $7.5 million of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from us for $7.5 million. During the third quarter of 2016, we increased the amount due by approximately $1.2 million to reflect an inadvertent overpayment of modules made by ReneSola to Zhenfa. In October 2016, we received bank acceptance notes and cash from Zhenfa for approximately $3.2 million as full payment of the balance due under these arrangements.

2014 Transaction with Zhenfa

In 2014, we entered into certain definitive agreements with Zhenfa and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”).

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

In connection with the Closing, we declared a special dividend (the “Special Dividend”) on December 11, 2014 to be paid to all of our stockholders of record (other than Zhenfa U.S.) in an amount equal to $2.55 per common share on January 2, 2015. The cash used to fund the Special Dividend was paid to our transfer agent as of December 31, 2014.

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., our wholly owned subsidiary, entered into a sales service agreement (the "Sales Service Agreement") with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provides us an option to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, which option expired on December 15, 2016. The Sales Service Agreement became effective on the date of the Closing, had an an initial term of two years, and is automatically extended for one year periods unless terminated earlier. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of our outstanding Common Stock. As of the date of this filing, the Sales Service Agreement has not been terminated by either party.

Execution with Zhenfa and Assessment of Strategic Alternatives

Our net sales from our China operations were essentially flat in 2016 compared to 2015, with an increasing amount of such sales to India, despite our ongoing efforts to increase our share in the strategically important Chinese market. Within China, we have experienced difficulty attracting large, creditworthy customers on acceptable pricing and payment terms for volumes necessary to achieve profitable scale, even with Zhenfa’s assistance. As a result of these challenges, we have continued to operate at a loss in China.

Encapsulant Business Restructuring

In light of continued difficulties in the China market, we have decided to wind down our China manufacturing operations substantially by the end of the first quarter of 2017. We plan to keep a small staff in our China factory for some time beyond that date to manage an orderly wind down, which may include limited continued production for the purpose of servicing local creditworthy customers who may rely on our products, and to consume our remaining inventory of raw materials. We are currently working with our tolling partners to assure uninterrupted supply to our valued customers in the local market.

Given that our China factory has been manufacturing encapsulants for sale outside of China, we are currently working to accommodate production in the primary export market, namely India.

Our customers in India have generally paid according to terms. Although pricing in India is also very aggressive, we believe that the India market represents opportunity of sufficient scale to support profitable production operations within India, though we cannot assure that this will be the case. We have been working for several months to qualify a tolling partner in India and plan to launch commercial-scale production of our products within India during the second quarter of 2017.

We expect to continue to operate our Spanish facility in 2017 and to continue to occupy our headquarters in Enfield, Connecticut.

Since ceasing production in Malaysia in 2015, we have sold certain production and ancillary equipment, and have entered into a Purchase and Sale Agreement (“P&S”) to sell the building and related property rights. Our P&S, having been duly executed by both buyer and seller as of November 18, 2016, is subject to the approval of the Johor Port Authority (“JPA”), pending their review to be held at a meeting of the JPA Board of Directors. The timing of such review is subject to inclusion on the agenda of said meeting. We are not able to accurately predict the date of such review or the likelihood or timing of JPA approval.

In summary, we are considering the reorganization of our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors.

Assessment of Entry into Downstream Solar

We have recently made a detailed assessment of the solar downstream market and may consider participation in this field, if given a reasonable entry point, among our other strategic options. Our immediate focus, however, is on reducing our operating losses and positioning assets for redeployment.

Compliance With OTCQX Marketplace Listing Standards

Our common stock trades on the OTCQX Marketplace (“OTCQX”) under the symbol “STRI.” On December 1, 2016, we were notified by the OTCQX that the Company did not meet the OTCQX Requirements for Continued Qualification found in Section 3.2 of the OTCQX Rules for U.S. Companies due to the Company failing to maintain a market capitalization of at least $5.0 million for at least one of every 30 consecutive calendar days. The OTCQX has granted us a 60 day extension beginning on January 3, 2017 with a re-evaluation on or after February 28, 2017. Following that re-evaluation, if our market capitalization has not returned to at least $5.0 million, our stock will move to trading on the OTCQB market. As of the date hereof, our stock continues to trade on the OTCQX.

Solar Energy Market Overview

Solar energy has emerged as one of the most rapidly growing sources of renewable energy. A number of different technologies have been developed to harness solar energy. The most prevalent technology comprises interconnected photovoltaic (“PV”) cells to generate electricity directly from sunlight. Solar energy has many advantages over other renewable and non-renewable electricity sources relative to environmental impact, delivery risk, distributed generation, matching of peak generation with demand, predictable generation costs without fuel-cost volatility, low maintenance and installation cost at competitive prices in many global markets.

PV systems have been used to produce electricity for several decades. However, technological advances and production efficiencies combined with the rising costs of conventional/carbon-based electricity and the availability of government subsidies and incentives, have led to solar becoming one of the fastest growing renewable energy technologies.

Government incentive programs, which make solar-generated electricity more price competitive with that of other energy sources, are among the key demand drivers for PV. Historically, the largest growth in the demand for PV was in the European Union, driven by its goal of generating 20% of its electricity from renewable sources by 2020. However, Europe’s share of global demand has recently declined and is expected to continue to decline as many European Union countries, such as Germany and Italy, continue to reduce their subsidy programs in light of financing constraints, overall fiscal policy, precipitous reductions in PV system and related electricity costs, and saturation due to cumulative installed capacity. The reduction in subsidies and increased competition in the solar industry have been accompanied by a reduction in selling prices throughout the supply chain that is expected to yield future unit volume growth in new end markets as grid-parity is achieved and a price-elastic model continues to develop. We anticipate continued growth in installations of PV modules in the United States, China, India, South America, Africa and the Middle East.

Despite our expectations for favorable conditions for the adoption of solar electricity generation, solar energy continues to represent only a small fraction of the world’s electricity supply.

Solar Energy Systems

Solar electricity is primarily generated by PV systems comprised of solar modules, mounting structures and electrical components. PV systems are either grid-connected or off-grid. Grid-connected systems are tied to the transmission and distribution grid and feed electricity into the end-user’s electrical system and/or the grid. Such systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures, and range in size from a small number of kilowatts to hundreds of megawatts. Off-grid PV systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.

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

Encapsulants

Regardless of the technology used to create solar energy from a PV system, the core component of the solar cell is the semiconductor circuit. To protect and preserve that circuit, solar module manufacturers typically use an encapsulant. Encapsulants are critical to the function of solar modules, as they protect cells from the elements, bond the multiple layers of a module together and provide electrical isolation. Encapsulants must incorporate high optical transparency, stability at high temperatures and high levels of ultraviolet radiation, good adhesion to different module materials, adequate mechanical compliance to accommodate stresses induced by differences in thermal expansion and contraction between glass and cells, good dielectric properties (electrical isolation) and resistance to potential induced degradation. Even slight deterioration of any of these properties over time could significantly impair the electrical output of the solar module, which is of critical importance in the solar industry, where solar module manufacturers typically provide 20 to 25-year warranties for their products.

Over the years, various encapsulant materials have been used in solar modules, including EVA, polyvinyl butyral (“PVB”), polyolefin elastomer (“POE”) and poly dimethyl siloxane or silicone. We currently use EVA to make substantially all of our encapsulant products, although we are currently commercializing a range of POE encapsulants. Our encapsulants are modified with additives to increase stability for long-term outdoor applications, such as solar modules. We have also begun selling EVA interlayer to the laminated glass market to further expand our product offering.

During solar module assembly, encapsulation is typically accomplished by vacuum lamination, wherein a “pre-lam” stack (as depicted in the following diagram) is fashioned into a singular part comprising multiple layers. Thin sheets of EVA are positioned on either side of the PV cells, top and bottom. Heating the “sandwich” then causes the EVA to melt and then to cure, or crosslink, bonding the module into one piece. This step occurs towards the end of the manufacturing process and is critical to the entire solar module, as there is only one opportunity to laminate correctly.

Solar Module Component Stack—Crystalline Silicon

Excessive shrinkage or inadequate adhesion (associated with improperly formulated encapsulants) can occur during lamination and may result in voids or holes in the encapsulant, which are considered defects and cause for rejection of the entire panel. Upon direct exposure to the elements, encapsulants are susceptible to several performance failures, which may jeopardize the integrity and performance of the entire solar module and lead to significant warranty costs for solar module manufacturers. The most significant failures include:

•	Loss of clarity - the propensity of an encapsulant to “brown” after long-term exposure to ultraviolet (“UV”) light, leading to a permanent loss of transparency. If an encapsulant positioned above the cells loses its transparency, the power output of the module will be reduced.

•	Module delamination - the loss of adhesion between the encapsulant and other module layers. Delamination in the field could occur in cases where the encapsulant was improperly cured or where incompatibilities between the encapsulant and other module components exist. Most delamination observed in the field has occurred at the interface between the encapsulant and the front surface of the solar cells. Delamination is more frequent and more severe in hot and humid climates, sometimes occurring after less than five years of exposure. Delamination first causes a performance loss due to optical de-coupling of the encapsulant from the cells. Of greater concern from a module lifetime perspective is the likelihood that the void resulting from the delamination will provide a preferential location for moisture accumulation, greatly increasing the possibility of corrosion failures in metallic contacts and resulting in module failure.

•	Potential Induced Degradation (“PID”) - the loss of electrical output caused by sodium ion migration from the cover glass, through the encapsulant to the cell, is a factor that could adversely impact the energy yield of crystalline silicon solar modules. PID can occur in some solar module installations where a transformerless inverter is used in combination with a high negative voltage bias applied to the solar cells. The magnitude of the power loss depends upon many factors, including the applied voltage bias and the type of surface coatings on the solar cells. Specific encapsulant chemistry, such as in our recent product introductions, has been demonstrated to help inhibit power loss due to PID.

Despite the critical nature of encapsulant to solar cell applications, the encapsulant represents a small percentage of the total manufacturing cost of the solar module.

We typically sell our encapsulants in square meters. However, because the solar industry’s standard measurement for production volume and capacity is watts, megawatts (“MW”), or gigawatts (“GW”), we convert our capacity and production volume from square meters to approximate MW depending on the applicable conversion efficiencies specific to our customers. The conversion rate is approximately 12,500 square meters of encapsulant per MW. This rate is based on our calculations using publicly available information, our industry experience and assumptions that our management believes to be appropriate and reasonable. Certain production capacity and market metrics included in this Annual Report on Form 10-K are based on these calculations. Our calculations may not be accurate, and we may change the methodology of our calculations in the future as new information becomes available. In that case, period-to-period comparisons of such metrics may not be perfectly comparable.

Financial Information About Our Segment and Geographic Areas

Financial information about our segment and geographical areas of operation is included in Item 7,-Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19-Reportable Segment and Geographical Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Products

Drawing upon our considerable experience, we develop our formulations internally and work in conjunction with our customers to meet their varying requirements. Our encapsulant formulations offer a range of properties and processing attributes, including various curing times and temperatures that align with the requirements of our customers’ individual lamination processes and module constructions. Our formulations can be used in both crystalline silicon and thin-film modules.

Our Markets and Customers

Our customers are solar module manufacturers located primarily in North America, Europe and Asia. We typically sell our encapsulants on a purchase order basis that specifies price and delivery parameters, but can be cancelled or postponed prior to production. We also provide technical support and assist our customers when they are qualifying solar modules that utilize our products, which can take from two months to more than two years. Historically, our sales strategy has focused on developing long-term relationships with solar module manufacturers and working collaboratively during their product development efforts.

Over the past several years, many of our Western customers continued to lose market share to lower-cost Chinese module manufacturers, with many being forced into bankruptcy or exiting the solar business as module production migrated rapidly to Asia, primarily China. We have been actively trying to enhance our presence and improve our competitiveness in China, however, in light of the obstacles detailed herein relating to the Chinese market, we have decided to conduct an orderly wind down of our China-based manufacturing operations. Given that our China factory has been manufacturing encapsulants for sale outside of China, we are currently working to accommodate production in the primary export market, namely India.

Global Wedge, Inc. and Heckert Solar, each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 33% of our net sales, for the year ended December 31, 2016. In 2015, ReneSola and Global Wedge, Inc. each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 28% of our net sales, for the year ended December 31, 2015. Our top five customers accounted for approximately 51% and 49% of our net sales in 2016 and 2015, respectively.

Our Operations

Facilities and Equipment

We currently operate production facilities in Llanera, Asturias, Spain and Shajiabang, Changshu, Jiangsu Province, China. These production facilities are augmented by our research, development and testing laboratory in Enfield, Connecticut, which is co-located with our corporate headquarters and our pilot production facility.

We also own a dormant production facility in Johor, Malaysia, for which we have executed a Purchase and Sale Agreement effective November 18, 2016. The completion of the sale is subject to the approval of the Johor Port Authority.

Our factories currently have total annual production capacity of approximately 3.0 GW, with 2.5 GW at our Spain location and 0.5 GW at our China facility. In addition, we have informal arrangements with third-parties to augment our manufacturing capacity in China.

In addition to our production capacity, we have pilot production lines based in Connecticut that are operational and could be used for production to address demand within North America.

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

Encapsulant Production Process

Our production process typically begins by mixing EVA pellets with several additives to give the encapsulant its desired properties. The mixture is then melted, homogenized, pressurized and forced through a die to create an “EVA curtain,” forming a continuous encapsulant sheet. The sheet then progresses downstream in a proprietary process and ultimately wound into rolls, slit to the desired width, and packaged for shipment to customers.

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

Seasonal Trends

Our business could be adversely affected by seasonal trends, holiday seasons and weather patterns. See Item 1A,-Risk Factors for more information.

Our Competition

We face intense competition in the solar encapsulant market and have experienced a significant decline in our global market share from approximately 30% in 2010 to 2% in 2016. We compete with a number of encapsulant manufacturers, including Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc. and SK Chemical Ltd. We have also faced competition from suppliers of non-EVA encapsulants including 3M Company, Dow Chemical Corporation, Dow Corning Corporation, Dai Nippon Printing Co., Ltd., and E.I. DuPont De Nemours and Company (“DuPont”). Over the years, various alternative encapsulant materials have been used in solar modules, including POE, PVB and silicone. Many of our competitors are large, global companies with substantially more financial, manufacturing and logistical resources. Also, low-cost solar module manufacturers have emerged in Asia, primarily in China, who compete with our legacy customers in Western markets. As the China solar market matures, additional encapsulant providers from China and the greater Asian markets may compete with us. We compete on the basis of various factors, including:

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

A successful qualification test program typically means that the tested models/types of solar modules have been subjected to and have passed the minimum requirements of the relevant standards. In addition, many PV module manufacturers often use internal validation tests that are beyond the scope and requirements of IEC and UL. These tests require suppliers to spend more time and investment to become approved suppliers for the module manufacturer’s bill of materials. Qualification or certification does not guarantee any performance, but is designed to provide reasonable assurance that the solar modules of the tested model or type will perform reliably under field conditions.

Under guidelines developed by the IEC/TC82/WG2 committee in 2000, modifications to the encapsulation system for solar modules can require retesting of the solar module. Such guidelines call for various retesting if there is any change in the chemistry of the encapsulant used in the solar module.

Employees

As of December 31, 2016, we employed approximately 135 people on a full or part-time basis. We maintain a non-unionized workforce, with the exception of some employees in our manufacturing facility in Spain, where unions are statutory. We have not experienced any significant work stoppages during the past five years.

Executive Officers

The following table sets forth the names and ages, as of March 1, 2017, of our executive officers. The descriptions below include each such person’s service as a board member or an executive officer of STR Holdings, Inc. and our predecessor.

Name	Age	Position
Robert S. Yorgensen	53	Chairman, President and Chief Executive Officer
Thomas D. Vitro	56	Vice President, Chief Financial Officer and Chief Accounting Officer

Robert S. Yorgensen. Mr. Yorgensen has been our Chairman since December 2014 and our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our Chief Executive Officer, Mr. Yorgensen was Vice President of STR Holdings, Inc., and President of our Solar Division since 2007, and has been employed with us for over 31 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

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

Intellectual Property

Our intellectual property consists of multiple encapsulant formulations, as well as several processes and sub-processes, and our trademarks “STR®”, “PhotoCap®” and “STR Protected®.” As appropriate, we require employees, suppliers and customers to execute confidentiality agreements.

We own a number of trademarks, trade secrets and other intellectual property rights that relate to our products. We typically rely on trade secrets rather than patents to protect our proprietary manufacturing processes, proprietary encapsulant formulations, methods, documentation and other technology, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. While we enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights, such confidentiality provisions related to our trade secrets could be breached and may not provide meaningful protection for our trade secrets. Also, others may independently develop technologies or products that are similar or identical to ours. In such case, our trade secrets would not prevent third parties from competing with us. See Item 1A.-Risk Factors and Item 3,-Legal Proceedings.

Environmental Regulation

We are subject to a variety of environmental, health and safety and pollution-control laws and regulations in the jurisdictions in which we operate. The cost of compliance with these laws and regulations is not material and we do not believe the cost of compliance with these laws and regulations will be material. We use, generate and discharge hazardous substances, chemicals and wastes at some of our facilities in connection with our product development and manufacturing activities. Any failure by us to restrict adequately the discharge of such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. For example, our 10 Water Street, Enfield, Connecticut location was found to contain a presence of volatile organic compounds, and we have removed contaminated soil to remediate these conditions. The estimated remaining cost we expect to pay to monitor the property is approximately $0.1 million. If we elect to sell, transfer or change the use of the facility, additional environmental testing would be required. We cannot assure that we will not discover further environmental contamination or that we would not be required to incur significant expenditures for environmental remediation in the future.

Available Information

Information regarding us, including corporate governance policies, ethics policies and charters for the committees of the Board of Directors can be found on our internet website at http://www.strsolar.com and copies of these documents are available to stockholders, without charge, upon request to Investor Relations, STR Holdings, Inc., 10 Water Street, Enfield, Connecticut 06082. The information contained in our website is not intended to be incorporated into this Form 10-K. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our internet website on the same day that we electronically file such material with, or furnish it to, the SEC. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also available to the public from commercial document retrieval services and at the internet website maintained by the SEC at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We incurred net losses from continuing operations of $15.9 million and $13.4 million for the years ended December 31, 2016 and 2015, respectively. Although we are pursuing plans to improve our financial results, such plans contemplate significant changes to our existing operations and activities. Failure to successfully manage such changes may result in continued substantial net losses and could have a material adverse effect on our business, prospects and financial condition.

We continue to explore options for reorganizing of our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors, and possible business opportunities in potentially more profitable parts of the solar supply chain, as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing any such transactions we may be required to expend significant funds, incur additional debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not successful in executing on our strategic plans to reorganize our encapsulant business and achieve profitability, we may decide to wind down or cease any or all of our operations.

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

As of December 31, 2016, our principal source of liquidity was $12.4 million of cash and $3.4 million of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future will continue to be, for working capital and capital investments. Payment terms are currently longer in China than in many other locations, which results in delayed cash receipts from certain of our customers. If we are unable to collect our receivables, fail to receive payment in a timely fashion, or have limited access to the $2.1 million of cash and $3.4 million of bank acceptance notes located in China, our financial condition and results of operations may be negatively affected.

We currently rely on a single product line for nearly all of our net sales.

In 2016 and 2015, we derived substantially all of our net sales from solar encapsulant products. For our business to succeed, we will have to achieve broader market acceptance of our products or enter a new business activity or sector. As a result, factors adversely affecting the demand for our solar encapsulants, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition and results of operations.

Our encapsulant business is dependent upon securing net sales to new customers, growing net sales to existing key customers and increasing our market share.

We estimate that our global market share has declined significantly from approximately 30% in 2010 to 2% in 2016. The future success of our encapsulant business depends on our ability to secure net sales to new customers, to grow net sales to existing key customers and to increase our global market share. Over the last few years, we believe our European and North American customers have lost market share to Asian module manufacturers, primarily from China, who continue to penetrate the global solar market. In order to be successful in the encapsulant business, we believe that we will need to significantly increase our net sales. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on a limited number of customers, which may cause significant fluctuations or result in declines in our net sales.

The solar module industry is relatively concentrated, and we expect this concentration to increase with consolidation. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. Global Wedge, Inc. and Heckert Solar, each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 33% of our net sales for the year ended December 31, 2016. ReneSola and Global Wedge, Inc., each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 28% of our net sales for the year ended December 31, 2015. Our top five customers accounted for approximately 51% and 49% of our net sales in 2016 and 2015, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing pressure to reduce their costs. Since we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Any one of the following events may cause material fluctuations or declines in our net sales and have a material adverse effect on our business, financial condition and results of operations:

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

We currently outsource the manufacture of a portion of our encapsulants, and our future success may be dependent on the timeliness and effectiveness of the efforts of these third parties.

We currently engage third-party manufacturers to supply certain of our proprietary products to us in China, and we are working to qualify a tolling partner in India to launch commercial scale production of our products within India during the second quarter of 2017. If problems develop in our relationship with these manufacturers, or if they fail to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations.

Technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete, which would adversely affect our business.

The solar energy market is very competitive, rapidly evolving and characterized by continuous improvements in solar modules to increase efficiency and power output and improve aesthetics. This requires us and our customers to invest significant financial resources to develop new products and solar module technology to enhance existing modules to keep pace with evolving industry standards and changing customer requirements and to compete effectively in the future. During the past few years, we engaged in significant cost-reduction actions, including substantial reductions to our research and development and engineering personnel. The reduction of these resources may limit our ability to introduce new products or manufacturing improvements and may put us at a competitive disadvantage, which could negatively impact our ability to increase or maintain our market share and generate net sales, and negatively impact our financial condition, prospects and results of operations. Consequently, our competitors may develop encapsulant products and technologies that perform better or are more cost-effective than our products. This could cause our encapsulants to become uncompetitive or obsolete, which would adversely affect our business, financial condition and results of operations. Product development activities are inherently uncertain, and we could encounter difficulties and increased costs in commercializing new technologies. As a result, our product development expenditures may not produce corresponding benefits.

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

Significant excess capacity currently exists and may exist again in the future throughout the solar supply chain resulting in a further decrease in selling prices of solar modules. Due to many module manufacturers not producing at full capacity as well as being impacted by pricing pressure, our encapsulants’ value proposition has been reduced in the current excess capacity environment. Our customers and potential customers have been increasingly focused on the purchase price of encapsulants. In light of recent declines in our global market share, it is a priority to increase our market share through net sales to existing and new customers, however, we cannot assure that we will be able to do so. In order to remain competitive, we expect to be subject to continuing downward pricing pressures that may negatively impact our net sales and net earnings. In addition, our competitors may reduce the price of their products, which may force us to further reduce the price of our encapsulant products to retain net sales.

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

Our encapsulants are used in the production of solar modules; therefore our financial condition and results of operations and future growth are tied to a significant extent to the overall demand for solar energy and solar modules. The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. Many factors may affect the viability and widespread adoption of solar energy technology and demand for solar modules, and in turn, our encapsulants, including:

•	cost-effectiveness of solar modules compared to conventional and non-solar renewable energy sources and products;

•	performance and reliability of solar modules compared to conventional and non-solar renewable energy sources and products;

•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy technology;

•	rate of adoption of solar energy and other renewable energy generation technologies, such as wind, geothermal and biomass;

•	seasonal fluctuations related to economic incentives and weather patterns;

•	impact of fiscal issues experienced by governments, primarily in Europe;

•	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of fossil fuels and corn or other biomass materials;

•	changes in global economic conditions including increases in interest rates and the availability of financing and investment capital that is required to fund solar projects.

•	fluctuations in capital expenditures by end users of solar modules, which tend to decrease when the overall economy slows down;

•	the extent to which the electric power and broader energy industries are deregulated to permit broader adoption of solar electricity generation;

•	the cost and availability of polysilicon and other key raw materials for the production of solar modules;

•	construction of transmission facilities in certain areas to transport new solar electricity;

•	saturation in certain markets such as Europe; and

•	rate of adoption of solar energy in growing solar markets such as the United States, China, India, the Middle East and Africa.

If demand for solar energy and solar modules fails to develop sufficiently along our expectations, demand for our customers’ products as well as demand for our encapsulants could decrease, and we may not be able to grow our business or net sales and our financial condition and results of operations may be negatively impacted.

Our operations and assets in China and India are subject to significant political and economic uncertainties.

For as long as we continue to manufacture our products in China within our own leased manufacturing plant (which we expect to wind down substantially by the end of the first quarter of 2017), and also engage third-party manufacturers located in China and India to toll for us, we are exposed to certain risks. If the manufacture of our products in China or India is disrupted, our overall capacity could be significantly reduced and net sales and/or profitability could be negatively impacted. Furthermore, changes in Chinese or Indian laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion and repatriation, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

We may have limited legal recourse under the laws of China if disputes arise under our agreements with third parties.

The Chinese government has enacted certain laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our tolling arrangements or other future arrangements are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. Similarly, if our product sale arrangements with customers are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our customers may not honor their obligation to pay us for purchased products. Further, if disputes arise under our agreements with any other parties doing business in China, including Zhenfa, we face the risk that such party may breach any such agreement or otherwise engage in conduct relating to their relationship with us that could otherwise give rise to liability under U.S. law. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, may be limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in China or India could negatively impact our performance.

In connection with our tolling manufacturing arrangements, we rely on third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process. However, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow, or prevent the manufacturers from retaining them. Although the courts in China are increasing and broadening their protection of intellectual property rights, the legal regime governing intellectual property rights in China is relatively immature and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China or India as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China and India, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In the event that the third-party tolling manufacturers of our proprietary products misappropriate our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

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

The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of our customers’ target markets, including Germany, Italy, Spain, the United States, China, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. In many cases, the costs of these government subsidy programs are passed on to electricity consumers in the applicable regions. These government economic incentives could be reduced or eliminated earlier than anticipated. For example, in Germany, which was a large solar PV installation market, the government enacted legislation that reduced feed-in tariffs beginning June 30, 2010. In early 2011, the German government enacted further legislation that accelerated the annual year-end feed-in tariff reduction to July 1, 2011 for roof-top systems and September 1, 2011 for ground-mount projects. In 2012, the German government enacted additional legislation that reduced feed-in tariffs by between 20% and 30% depending on the size of the solar energy system. Additional negative changes to solar incentives in 2013 continued to affect the solar markets throughout the European Union. Similarly, in September 2008, the Spanish Parliament decreased the feed-in tariff for solar energy by approximately 27% and capped its subsidized PV installations at 500 MW for 2009. This event drove an over-supply of solar module inventory in the supply chain during the first half of 2009 and was one of the main drivers behind our sales volume decline in 2009 compared to 2008. In addition, numerous other countries have recently reduced solar incentives. A change in government incentives similar to these may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives.

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

Policies relative to solar in China, while generally very supportive, have shifted focus and scope with some regularity over the past few years and may change with little notice again in the future. China is currently the world’s largest consumption market for solar panel installations as well as production. The strength or weakness of China’s economy may cause their domestic solar policy to shift in a positive or negative manner.

In the United States, recent solar installation growth has been driven by Renewable Portfolio Standards, regulatory mandates to increase production of energy from renewable sources such as wind, solar, biomass and other alternatives to fossil and nuclear electricity generation, and a 30% federal energy Investment Tax Credit (the “ITC”) for both residential and commercial solar installation through December 31, 2019. The ITC ratchets down to 26% for 2020, 22% for 2021 and 10% for 2022 and later. The ITC also includes a “commence construction” clause that allows system owners to claim the associated tax credit provided construction began within the period and is finished before 2024.

Electric utility companies, or generators of electricity from fossil fuels or other energy sources, could also lobby for changes to the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for solar energy, especially those in our customers’ target markets, could cause our net sales to decline and negatively impact our business.

Our financial results may be adversely affected by rising commodity costs.

We are dependent upon certain raw materials, particularly resin, for the manufacture of our encapsulants. EVA resin comprises approximately 49% of our cost of sales. We do not believe that EVA resin can be effectively hedged with derivatives in the commodity markets. The prices for resin remained fairly constant in 2016 versus 2015 and declined in 2015 over 2014. However, they have been volatile in the past and if raw material prices increase, our gross margins and results of operations may be materially and adversely affected.

Deterioration of our customers’ financial profile may cause additional credit risk on our accounts receivable.

A significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five customers represented 27% and 39% of our accounts receivable balance as of December 31, 2016 and December 31, 2015, respectively. The accounts receivable due from our largest customer was 7% of our accounts receivable balance as of December 31, 2016. During the past several years, many solar module manufacturers became insolvent and the number of days outstanding on accounts receivable has increased significantly industry-wide. For example, in 2016, we recorded bad debt expense of approximately $1.2 million for China Sunergy Co Ltd. (“CSUN”). We have won a judgement against CSUN in a China first instance court and are awaiting enforcement from the second instance court, though we cannot assure you that we will be successful in obtaining such enforcement. Moreover, many solar manufacturing companies continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us. In addition, payment terms are currently longer in China than in many other locations. We are attempting to obtain bank acceptance notes from financial institutions with respect to the accounts receivable from certain of our customers, however, if we are unable to collect our accounts receivable or obtain bank acceptance notes, or fail to receive payment of accounts receivable in a timely fashion, our financial condition and results of operations may be negatively affected.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. This may be particularly difficult in light of our financial performance and our delisting from the New York Stock Exchange in September 2015. In addition, we have substantially reduced our headcount during the past few years, which limits the resources available to successfully manage and grow our business. The loss of the services of any member of our senior management team or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

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

We purchase resin, the main component used in our manufacturing process, from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these suppliers or with our other suppliers, or if the suppliers’ facilities are affected by events beyond our control, we may be unable to manufacture our encapsulants or our encapsulants may be available only for customers in lesser quantities, at a higher cost or after a long delay. If we do not increase our sales volumes, which drive our demand for our suppliers’ product, we may not procure at volumes sufficient to maintain favorable supplier relationships, which could lead to higher costs, lower quality and lack of availability of raw materials. We may be unable to pass along any price increases relating to materials costs to our customers, in which case our gross margins could be adversely affected. In addition, we do not maintain long-term supply contracts with our suppliers. Our inventory of raw materials, including back-up supplies of resin, may not be sufficient in the event of a supply disruption. The failure of a supplier to provide materials and components, or a supplier’s failure to provide materials that meet our quality, quantity and cost requirements in a timely manner, could impair our ability to manufacture our products to specifications, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. If we are forced to change suppliers, our customers may require us to undertake testing to ensure that our encapsulants meet their specifications.

Problems with product quality or product performance, including defects, could result in a decrease in customers and net sales, unexpected expenses and loss of market share.

Our encapsulants are complex and must meet stringent quality requirements. Products as complex as our encapsulants may contain undetected defects, especially when first introduced. For example, our encapsulants may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios that may arise in our customers’ manufacturing processes. These defects could cause us to incur significant costs, including costs to service or replace products, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relationships and business reputation. If we deliver products with defects or if there is a perception that our products contain errors or defects, our credibility and the market acceptance and sales of our encapsulants could materially decline. In addition, we could be subject to product liability claims and could experience increased costs and expenses related to significant product liability claims or other legal judgments against us, or a widespread product recall by us or a solar module manufacturer.

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

The manufacturing process for our encapsulants is complex. Minor deviations in the manufacturing process can cause substantial decreases in yield and, in some cases, cause production to be suspended. We have from time to time experienced lower-than-anticipated manufacturing yields. This typically occurs during the production of new encapsulants or during the installation and start-up of new process technologies or equipment. If we do not achieve planned yields, our cost of sales could increase, and product availability could decrease resulting in lower net sales than expected.

Changes to existing regulations and capacity in the utility sector and the solar energy industry may present technical, regulatory and economic barriers to the purchase and use of solar modules, which in turn may significantly reduce demand for our products.

The market for power generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as the internal policies of electric utility companies. These regulations and policies often relate to electricity pricing and technical interconnection of end-user-owned power generation. In a number of countries, these regulations and policies are being modified and may continue to be modified. End users’ purchases of alternative energy sources, including solar modules, could be deterred by these regulations and policies. For example, utility companies sometimes charge fees to larger, industrial customers for disconnecting from the electricity transmission grid or relying on the electricity transmission grid for back-up purposes. Such fees could increase the costs of using solar modules, which may lead to reduced demand for solar modules and, in turn, our encapsulants.

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

The adoption of solar energy in most parts of the world will be dependent on the capacity of applicable electricity transmission grids to instantaneously accept and distribute the increased volume of electricity to end-users. For example, some countries may implement curtailment policies which would limit solar electricity purchases based on transmission congestion or lack of incremental demand in excess of baseload supply, which may be cheaper for utilities to produce and much more difficult to modulate. The lack of available capacity on the transmission grid could substantially impact the adoption of solar energy, which could cause a significant reduction in demand for solar modules and, in turn, our encapsulants.

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

The integration and testing of our encapsulants with prospective customers’ solar modules or enhancements to existing customers’ solar modules requires a substantial amount of time and resources. A customer may need up to one year and in some cases even longer, to test, evaluate and adopt our encapsulants and qualify a new solar module before ordering our encapsulants. Our customers then need additional time to begin volume production of solar modules that incorporate our encapsulants. As a result, the complete sales cycle for our business can be lengthy. We may experience a significant delay between the time we increase our expenditures for product development, sales and marketing efforts and raw materials inventory and the time we generate net sales, if any, from these expenditures.

As a supplier to solar module manufacturers, disruptions in any other component of the supply chain to solar module manufacturers may adversely affect our customers and consequently limit the growth of our business and net sales.

We supply a component to solar module manufacturers. If there are disruptions in any other area of the supply chain for solar module manufacturers, it could affect the overall demand for our encapsulants, which in turn would adversely affect our net sales.

We generally operate on a purchase order basis with our customers, and their ability to cancel, reduce, or postpone orders could reduce our net sales and increase our costs.

Net sales to our customers are typically made through non-exclusive, short-term purchase order arrangements that specify prices and delivery parameters. The timing of placing these orders and the amounts of these orders are at our customers’ discretion. Customers may cancel, reduce or postpone purchase orders with us prior to production on relatively short notice. If customers cancel, reduce or postpone existing orders or fail to make anticipated orders, it could result in the delay or loss of anticipated net sales, which could lead to excess raw materials inventory and unabsorbed overhead costs. Because our encapsulants have a limited shelf life from the time they are produced until they are incorporated into a solar module, we may be required to sell any excess inventory at a reduced price, or we may not be able to sell it at all and incur an inventory write-off, which could reduce our net sales and increase our costs.

Our substantial international operations and shift of business focus to emerging markets subject us to a number of risks.

Of our total net sales, approximately 100% were generated from outside the United States in each of the years ended December 31, 2016 and 2015. Our international operations are subject to a number of risks that could have a material adverse effect on our business, financial condition, results of operations or cash flow, including:

•	a module manufacturer’s unwillingness to purchase from foreign-owned companies;

•	difficulty in enforcing agreements in foreign legal systems and in the collection of trade accounts receivable;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•	protectionist laws and business practices that favor local companies;

•	difficulties in securing, servicing and increasing net sales to foreign customers;

•	potentially adverse tax consequences;

•	fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars;

•	potential noncompliance with a wide variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the Office of Foreign Assets Control and similar non-U.S. laws and regulations;

•	operations in parts of the world where strict compliance with anti-bribery laws may conflict with local practices and customs;

•	inability to obtain, maintain or enforce intellectual property rights and otherwise protect against clone or “knock off” products;

•	labor strikes, especially those affecting transportation and shipping;

•	risk of nationalization of private enterprises;

•	changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives on which our module manufacturing customers and their customers rely;

•	multiple, conflicting and unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to local content rules, environmental protection, export duties, import duties and quotas;

•	disruptions in our business operations or damage to strategic assets that may not be recoverable from applicable insurance policies caused by potential unfavorable weather patterns in certain locations of the world including, but not limited to, nor’easters, blizzards, earthquakes, typhoons and hurricanes;

•	terrorist attacks and acts of violence or war;

•	difficulty with developing staffing and simultaneously managing widespread operations as a result of, among other things, distance, language and cultural differences; and

•	difficulty of and costs relating to compliance with the different commercial and legal requirements of the international markets in which we operate.

Our China operations are subject to national, regional and local regulation. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government’s current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties. Our planned operations in India will require us to comply with local laws and regulatory requirements, which are complex and of which may not always be aware, and may expose us to foreign currency exchange rate risk. Our planned Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

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

We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development and manufacturing activities. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. We have performed environmental investigations and remediation activities at our 10 Water Street, Enfield, Connecticut and our former (sold in 2014) 18 Craftsman Road, East Windsor, Connecticut locations. During our investigations, each site was found to contain the presence of various contaminants. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. See Item 1,-Business,-Environmental Regulation. We cannot assure that we will not discover further environmental contamination or that we would not be required to incur significant expenditures for environmental remediation in the future.

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

Unanticipated changes in our tax provisions, the adoption of a new U.S. tax legislation, or exposure to additional income tax liabilities could affect our financial results.

We are subject to income taxes in the United States and the foreign jurisdictions in which we operate. Our tax liabilities are affected by the amounts we charge for intercompany transactions. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision in accordance with ASC 740, Income Taxes. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net earnings, and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.

We have received financial incentives from government bodies in certain foreign jurisdictions that are based on the maintenance of various requirements. If such requirements are not maintained, we may lose the financial incentives, which could negatively impact our results of operations and financial condition.

We have received financial incentives from government entities in certain foreign jurisdictions based on the maintenance of various requirements. For example, our Spanish subsidiary has received grants for production equipment that require us to maintain a specific level of employment and use of assets.

If we do not satisfy these requirements in the future, we may not qualify for future incentives or may be required to refund a portion of previously granted incentives, which could negatively impact our results of operations and financial condition.

The acquisition of control of us by Zhenfa, a Chinese company, may expose us to greater regulatory scrutiny.

At various times during recent years, the governments of the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect our ability to successfully conduct our business in China, the market price of our common stock and our ability to access the capital markets in the United States. Also, as a result of recent controversies involving Chinese controlled companies, it is possible that such companies have come under increased scrutiny in the United States and other countries. If we become subject to enhanced regulatory review and oversight, responding to such review and oversight may be expensive and time consuming and may have a material adverse effect on our operations, even if we otherwise have complied with all legal and regulatory requirements.

A lawsuit has been filed against us, which, if not resolved in a manner favorable to us, could adversely affect our financial condition and results of operation.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against us and our Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. Solaria is seeking approximately €3.3 million, plus interest, in damages.

While we believe we have meritorious defenses against the claim, if such claim is not resolved in a manner favorable to us it may result in significant financial liability, which in turn could have a material adverse effect on our financial condition and results of operations.

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

Our common stock was suspended from the New York Stock Exchange (the "NYSE") on September 29, 2015 (and subsequently delisted) due to our failure to satisfy the NYSE's continued listing criteria. Our common stock currently trades on the OTCQX Marketplace under the symbol “STRI," which is a less prestigious and less active marketplace. Accordingly, liquidity in the trading of our common stock could be limited, which could limit the ability of our stockholders to sell our common stock in the secondary market.

On December 1, 2016, we were notified by the OTCQX that the Company did not meet the OTCQX Requirements for Continued Qualification found in Section 3.2 of the OTCQX Rules for U.S. Companies due to the Company failing to maintain a market capitalization of at least $5.0 million for at least one of every 30 consecutive calendar days. The OTCQX has granted us a 60 day extension beginning on January 3, 2017 with a re-evaluation on or after February 28, 2017. Following that re-evaluation, if our market capitalization has not returned to at least $5.0 million, our stock will move to trading on the OTCQB market. As of the date hereof, our stock continues to trade on the OTCQX.

Additionally, trading on an over-the-counter quotation system could adversely affect our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.

Our common stock is classified as a “penny stock” and trading of our shares may be restricted by the SEC’s penny stock regulations.

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

Over the past few years the market prices of many companies in the solar industry have been extremely volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations in response to various factors, including:

•	actual or anticipated fluctuations in our financial and operating results, including our cash balance;

•	market conditions in the broader stock market;

•	potential short selling interest in our common stock;

•	the amount of public float that trades regularly;

•	introduction of new products by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	investor perceptions of us and the solar energy industry;

•	sales, or anticipated sales, of large blocks of our stock;

•	potential action of corporate raiders or other potential acquirers of us if our stock price is undervalued;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.

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

As a public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.

We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. If we fail to maintain the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be negatively affected.

We have implemented the standards required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and failure to maintain effective internal control over financial reporting in accordance with Section 404 could have a material adverse effect on us.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. As of February 28, 2017, we had 19,307,482 shares of our common stock outstanding, some of which are owned by our directors, executive officers and affiliates. Subject to vesting requirements, these shares are eligible for sale in the public market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more analysts downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

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

As a result of the Transaction with Zhenfa U.S., Zhenfa controls 48% of the voting power of our common stock as of December 31, 2016 and is able to, subject to certain conditions set forth in the Purchase Agreement, control or exert substantial influence over us, including the election of our directors and most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The controlling stockholder may have the effect of making it difficult for a third party to seek, or may discourage or delay a third party from seeking, to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Zhenfa maintains separate business operations from us. As a result, Zhenfa's interests may not always be consistent with the interests of our other stockholders. To the extent that conflicts of interest may arise among us, Zhenfa and its affiliates, those conflicts may be resolved in a manner adverse to our other stockholders.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive offices are located at 10 Water Street, Enfield, Connecticut, 06082. This facility also headquarters our research and development function and has manufacturing capacity. Our other facilities are principally manufacturing facilities.

The following table summarizes information regarding our significant owned and leased facilities as of December 31, 2016:

Location	Square Feet	Owned/Leased	Manufacturing Status
Johor, Malaysia	142,270	Owned	Idle
Asturias, Spain	105,000	Owned	Active
Enfield, Connecticut	69,500	Owned	Idle
Shajiabang, China	57,500	Leased	Active

From time to time, we evaluate our production requirements and may close or consolidate existing facilities or open new facilities.

In August 2015, we ceased operations at our owned facility in Johor. In November 2016, a formal purchase and sale agreement was executed. Refer to Item 7, -Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

ITEM 3. Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million, plus interest, in damages.

As of the date of this filing, the Company has filed its documentation answering the claim, as well as its technical report related to the claim, and is in compliance with the requirements of the court relative to the claim. A trial is scheduled for April 6, 2017, in Oviedo, Spain. The Company believes it has meritorious defenses and plans to vigorously defend the matter.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At February 28, 2017, there were approximately 26 holders of record of our common stock.

The table below sets forth the high and low sales prices per share of our common stock reported on the OTCQX and the NYSE, as applicable, for the periods indicated.

	Common Stock Price Range
	High	Low
Fiscal 2016
1st Quarter	$0.50	$0.25
2nd Quarter	0.38	0.17
3rd Quarter	0.35	0.15
4th Quarter	0.28	0.15

	Common Stock Price Range
	High	Low
Fiscal 2015
1st Quarter	$1.70	$0.50
2nd Quarter	1.46	1.09
3rd Quarter	1.18	0.37
4th Quarter (1)	0.53	0.36

(1)	Our common stock began trading on the OTC Pink Marketplace beginning on September 30, 2015 under the ticker symbol “STRI.” On October 5, 2015, our common stock began trading on the OTCQX Marketplace under the symbol “STRI.”

Dividend Program

In connection with the closing of the Transaction, we paid a special dividend (the “Special Dividend”) to all of our stockholders of record (other than Zhenfa U.S.) in an amount equal to $2.55 per share on January 2, 2015.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A, -Risk Factors in this Annual Report on Form 10-K.

Explanatory Note: All share amounts and per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected as of January 30, 2015.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company, winding up our operations in China, restructuring our business to align with our customers’ geography; (3) our reliance on a single product line and any contemplated pursuits of new market sectors; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy; (17) volatility in commodity costs; (18) our customers’ financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the qualifications of the OTCQX; (25) the ability to realize synergies from the transaction with Zhenfa Energy Group Co., Ltd. (“Zhenfa”); and (26) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Annual Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We were founded in 1944 as a plastic and industrial materials research and development company and evolved into two core businesses: solar encapsulant manufacturing and quality assurance services. We launched our former Quality Assurance business (“QA”) in 1973 and we commenced sales of our solar encapsulant products in the late 1970s.

We are a provider of encapsulant to the solar module industry. Encapsulant is a critical component used in solar modules. Our PhotoCap® products consist of ethylene-vinyl acetate (“EVA”), which is modified with additives and put through our proprietary extrusion manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. Our encapsulants can be used in both crystalline silicon and thin-film solar modules. To date, over 20 GW of solar modules utilizing our encapsulants have been installed in the field with no reported module power performance issues being caused by our encapsulants.

Prior to its divestiture in September 2011, QA provided product development, inspection, testing and audit services that enabled retailers and manufacturers to determine whether products met applicable safety, regulatory, quality, performance and social standards.

On September 1, 2011, we completed the sale of QA to Underwriters Laboratories, Inc. (“UL”). This strategic divestiture was executed to allow us to focus exclusively on the solar encapsulant opportunity and to seek further product offerings related to the solar industry, as well as other growth markets related to our polymer manufacturing capabilities, and to retire our long-term debt.

QA’s historical operating results are recorded in discontinued operations in the Consolidated Statements of Comprehensive Loss and Cash Flows for all periods presented where applicable.

Current Business Environment, Components of Net Sales and Expenses and Anticipated Trends

Strategic Focus

We continue to operate at a substantial net loss. We incurred net losses from continuing operations of approximately $15.9 million and $13.4 million for the years ended December 31, 2016 and 2015, respectively.

Our business unit in China (“STR China”) incurred a loss of approximately $5.8 million during 2016, including a bad debt expense of $1.5 million. In light of continued poor financial results of STR China, we have decided to conduct an orderly wind down of our China manufacturing operations to eliminate operating losses related to this business unit. Given that our China factory has been manufacturing encapsulants for sale outside of China, we are currently working to accommodate production in the primary export market, namely India.

We continue to explore options for reorganizing of our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors, and possible business opportunities in potentially more profitable parts of the solar supply-chain, as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing any such transactions, we may be required to expend significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not successful in executing on our strategic plans to reorganize our encapsulant business and achieve profitability, we may decide to wind down or cease any or all of our operations.

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

Recent Developments

Manufacturing Facility Fire

During October 2016, our manufacturing plant located in Shajiabang, Jiangsu, China suffered a fire that damaged a portion of its production facility. No employee injuries have been reported. As of the date of this report, the facility has been restored to operational condition and one of our two production lines is operating. The second production line was ruled a total loss by our insurer and has been removed from the facility and disposed of. We have insurance coverage and are currently working with our agents and the carrier to finalize the claim related to this event. During 2016, a $0.9 million loss on disposal of fixed assets was recorded.

Zhenfa Module-for-Encapsulant Swap Transaction

During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7.5 million of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for $7.5 million. During the third quarter of 2016, the Company increased the amount due by approximately $1.2 million to reflect an inadvertent overpayment of modules made to Zhenfa by ReneSola. In October 2016, the Company received bank acceptance notes and cash from Zhenfa for approximately $3.2 million in full payment of the balance due under these arrangements.

2014 Transaction with Zhenfa

In 2014, we entered into certain definitive agreements with Zhenfa and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”).

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

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., our wholly owned subsidiary, entered into a sales service agreement (the "Sales Service Agreement") with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provided us an option to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, which expired on December 15, 2016. The Sales Service Agreement became effective on the date of Closing, for an initial term of two years, and automatically renews for one year periods unless terminated earlier. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of our outstanding Common Stock.

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

We expect that our results of operations for the foreseeable future will depend primarily on the sale of encapsulants to a relatively small number of customers. We believe the concentration will increase as we expect a consolidation of module manufacturers driven in part by overcapacity. Our top five customers accounted for approximately 51% and 49% of our net sales in 2016 and 2015, respectively. Global Wedge, Inc. and Heckert Solar accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 33% of our net sales for the year ended December 31, 2016. ReneSola and Global Wedge, Inc. accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 28% of our net sales for the year ended December 31, 2015.

Our net sales are significantly driven by end-user demand for solar modules. As more solar modules are sold, there is greater demand from module manufacturers for encapsulants. The solar power industry is impacted by a variety of factors, including government subsidies and incentives, availability of financing, worldwide economic conditions, environmental concerns, energy costs, the availability of polysilicon and other factors. A key demand driver for solar module growth in the future will be the ability of solar module manufacturers and downstream solar system installers to reduce their cost structure, primarily in the balance of system cost components such as inverters, installation costs, wiring, racking and logistics. Increased competition, particularly from China, and continued vertical integration of many manufacturers in the solar supply chain have resulted in a sharp increase in capacity over the last several years. Overcapacity and increased competition caused many module manufacturers to significantly reduce the selling price of their modules as the extra capacity drove a severe inventory build and or poor absorption resulting from idle capacity. As a result of falling prices, many companies in the solar supply chain lacked profitability. From an industry standpoint, the reduction in module selling prices has improved rates of return on solar investments for the end-user. We believe this is a long-term industry trend and will help to bring solar energy costs closer to grid-parity and in turn will increase demand for solar encapsulants. In 2016, the industry achieved record production and installations, but also experienced steep reductions in average selling price (“ASP”), as much as approximately 30% in the unit cost of solar panels, which has in turn resulted in pricing pressure for solar module components such as encapsulants. The growth in 2016 prompted many module manufacturers to add new capacity, approximately 20 GW in China, ahead of a mid-year policy pullback that has resulted in a return to overcapacity, prompting a strong environment of ASP decline and pricing pressure throughout the solar supply chain.

Demand for encapsulants also depends in large part on government incentives aimed to promote greater use of solar energy. The types of government incentives vary from country to country as well as on a more local level, and can change rapidly. As the industry continues to reduce the cost of solar power, we expect the level of government subsidies to continue to decrease.

Even though we expect reduced solar module demand in the European Union and continued reduction in government subsidies in the next few years, we anticipate an increase in global demand for solar energy, particularly in China and the United States. This increase will be primarily driven by solar energy becoming more cost effective as a result of continued cost reductions in module selling prices and balance of system costs and continued emergence of end-user financing. In addition, many foreign governments such as India, Taiwan and Japan, as well as certain state regulatory entities, have enacted renewable portfolio standards that require utilities to increase their production of energy from renewable sources.

Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers’ manufacturing yields, their historical in- field performance, our ability to meet our customers’ delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that, among other benefits, provide a high value proposition to our customers in a period of tight capacity. During the past few years, however, the excess capacity that existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, low-cost competition from China has intensified competition. Based on these factors, we experienced an ASP decline during 2016 of approximately 8% from the prior year.

For several years, we have been working to increase our market share in China through investments in people, research and development and facilities.

We have also entered into a strategic transaction with Zhenfa and certain of its affiliates (the “Zhenfa Group”) to help us increase our net sales in China.

Notwithstanding these efforts, we have continued to face losses related to our operations in China.

Our factory in China has recently derived a majority of its sales not from China but rather from India. Our experience in India thus far is that the payment terms there are acceptable and that timeliness of payment is generally good. We have therefore been working for several months to qualify a tolling partner in India and plan to launch commercial-scale production of our products within India during the second quarter of 2017.

The future growth and success in our encapsulant business depends on the ability of our customers to grow and our ability to meet any demand arising from such growth and to grow by adding new customers. If our customers do not increase production of solar modules, there will be no corresponding overall increase in their encapsulant orders. It is possible that our customers may reduce their purchases from us. If our customers do not grow or they find alternative sources for encapsulants to meet their demands, it could limit our ability to grow our business and increase our net sales.

Cost of Sales

Cost of sales consists of our costs of raw materials, direct labor, manufacturing overhead, salaries, other personnel-related expenses, write-offs of excess or obsolete inventory, quality control, freight, insurance, disposition of defective product and depreciation of fixed assets. Approximately 78% of our cost of sales is variable in nature; 16% is step-variable and relates to direct labor cost and is fixed in the short-term, while the remaining 6% is fixed. Resin constitutes the majority of our raw material costs at approximately 49% of our cost of sales. The price and availability of resin and other raw materials are subject to market conditions affecting supply and demand and are subject to volatility. We do not believe that resin can be effectively hedged in the commodity markets.

Prior to 2014, we manufactured all of the products that we sold. In January 2014, our Hong Kong subsidiary entered into a manufacturing agreement, pursuant to which, certain of our solar encapsulant products were and continue to be manufactured by others according to our specifications. We have supplied and expect to continue to supply our manufacturing partners with all of the proprietary information and assistance necessary to manufacture the covered products to our specifications, and we actively monitor their process and the quality of the product they manufacture under contract with us.

Gross Loss

Gross loss is affected by numerous factors, including our average selling prices, fluctuations in foreign exchange rates, seasonality, our manufacturing costs and the effective utilization of our facilities. Another factor impacting gross loss is the time required for new production facilities and the expansion of existing facilities to reach full production capacity. During 2015, following a recent decision by our largest customer in Malaysia to exit its OEM module production in that country, we decided to cease production at our Malaysian facility. We recorded less than $0.1 million and $0.8 million of associated non-recurring restructuring costs in cost of sales in 2016 and 2015, respectively. In total, we incurred $0.1 million and $0.9 million of restructuring charges recorded in cost of sales associated with our recent cost reduction efforts in 2016 and 2015, respectively. During 2016 and 2015, we recorded a gross loss of $2.0 million and $1.8 million, respectively, primarily due to decreased volume and a decline in ASP as well as lower absorption of fixed costs.

Selling, General and Administrative Expenses (“SG&A”)

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

During 2016 and 2015, we recorded less than $0.1 million and $0.5 million of non-recurring restructuring costs related to the closure of the Malaysia facility, respectively, as discussed above. We incurred $0.1 million and $0.7 million of restructuring charges in SG&A during 2016 and 2015, respectively.

Research and Development Expense

We have a long history of innovation dating back to our establishment in 1944 as a plastics and polymer research and development firm. As our operations expanded from solely providing research and development services into the manufacturing of solar encapsulants, we created a separate research and development function accounting that tracks employees and costs that are fully dedicated to research and development activities. Our research and development expense consists primarily of salaries and fringe benefit costs and the cost of materials and outside services used in our pre-commercialization process and product development efforts. We also record depreciation expense for equipment that is used specifically for research and development activities.

We incurred $1.2 million and $1.3 million of research and development expense in 2016 and 2015, respectively. We expect annual research and development expense to decrease for the near-term based upon on-going cost reduction measures.

Provision for Bad Debt Expense

We reserve for estimated losses that may result from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and reserve for uncollectible accounts after reasonable collection efforts have been made and collection is deemed doubtful.

Our bad debt expense in prior years was the result of many solar module manufacturers declaring bankruptcy due to continued solar industry consolidation and our customers’ inability to compete, and more recently due to the poor financial condition and/or payment practices of certain customers (mainly in China). We expect our bad debt expense to decrease going forward as the solar industry transitions to a sustainable, self-supporting industry. In 2016 and 2015 we recorded a bad debt expense of $2.4 million and a bad debt recovery of $0.3 million, respectively.

Interest (Expense) Income, Net

Interest (expense) income, net was comprised of interest income earned on our cash and cash equivalents.

We expect our interest income to increase in 2017 due to having higher cash balances primarily resulting from the proceeds from the expected sale of our Malaysia facility. In 2016 and 2015 we recorded less than $0.1 million of interest income and less than $0.1 million of interest expense, respectively.

Other (Expense) Income, Net

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During the first six months of 2016, we received and accepted an offer of RM25.0 million ($6.3 million as of June 30, 2016) for the land-use right and building. We entered into a definitive agreement (“Purchase and Sale Agreement”) on November 18, 2016. As a result of the pending sale (subject to the approval of the Johor Port Authority), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded during 2016 and a loss on reclassification of $0.7 million was recorded during 2015.

Foreign Currency Transaction (Loss) Gain

Foreign currency transaction (loss)/gain is primarily the result of changes in the Euro, Hong Kong dollar, Chinese renminbi and Malaysian ringgit exchange rates. The majority of our foreign exchange exposure is due to U.S. denominated accounts receivable at our Spain facility, the settlement of intercompany transactions, U.S. cash balances held in foreign locations and non-resin costs incurred by our Malaysia subsidiary whose functional currency is the U.S. dollar, the currency that it formerly used to invoice customers and procure resin.

Income Taxes

Income tax expense (benefit) is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions. Starting in 2015, we were no longer able to carryback operating losses for U.S. federal tax purposes and we no longer record an income tax benefit in our consolidated statement of comprehensive loss. We expect to record a full valuation allowance against any taxable loss until, and if, we generate taxable income in the U.S.

Critical Accounting Policies

Our discussion and analysis of our consolidated financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (”GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock-based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Our business recognizes revenue from the manufacture and sale of its encapsulants, which is the only contractual deliverable, either at the time of shipping or at the time the product is received at the customer’s port or dock, depending upon terms of the sale.

We do not offer general rights of return on our product. On isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase or decrease in 2017. Our encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and write off accounts receivable after reasonable collection efforts have been made and the debt is deemed uncollectible.

Inventory Valuation

Our primary raw materials consist of resin, chemicals/additives, packaging material and paper.

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

In 2016 and 2015, we reserved $0.4 million and $0.7 million, respectively, of inventory, a majority of which is related to excess raw material, expired finished goods inventory and unusable recycled materials.

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

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During the first six months of 2016, we received and accepted an offer of RM25.0 million ($6.3 million) for the land-use right and building. We entered into a definitive Purchase and Sale Agreement on November 18, 2016. As a result of the pending sale (subject to the approval of the Johor Port Authority), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded during 2016 and a loss on reclassification of $0.7 million was recorded 2015.

Impairment Testing

In accordance with ASC 360-Property, Plant and Equipment, we assessed the impairment of our long-lived assets whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present, which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in net sales generated under our trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

In accordance with ASC 360-Property, Plant and Equipment, we assessed the impairment of our long-lived assets whenever changes in events or circumstances indicated that the carrying value of such assets may not be recoverable. During each reporting period, we assessed if the following factors were present, which would cause an impairment review: overall negative solar industry conditions; a significant or prolonged decrease in net sales generated under our trademarks; loss of a significant customer or a reduction in demand for customers’ products; a significant adverse change in the extent to or manner in which we used our trademarks or proprietary technology; such assets becoming obsolete due to new technology or manufacturing processes entering the markets or an adverse change in legal factors; and the market capitalization of our common stock.

At December 31, 2016, we recorded valuation allowances against our deferred tax assets. The valuation allowances were recorded since we had three consecutive years of taxable losses and determined that our history of actual net losses was negative evidence that should be given more weight than future projections. We determined the recording of valuation allowances to be an indicator to test our long-lived assets, which consist solely of property, plant and equipment, for impairment. We assessed the specific recoverability of our property, plant and equipment using updated real estate appraisals and other data for our other fixed assets, mainly production equipment. Based upon this analysis, we believes our property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of December 31, 2016. If we experience a significant reduction in future sales volume, further ASP reductions, lower profitability, a cessation of operations at any of our facilities, or negative changes in U.S. or Spain real estate markets, our property, plant and equipment may be subject to future impairment or accelerated depreciation.

Due to our decision to close our Malaysia facility, we performed an analysis to assess the specific recoverability of our property, plant and equipment using updated real estate appraisals and other data for our other fixed assets, mainly production equipment. Based upon this analysis, an impairment of assets held for sale of $1.7 million was recorded during 2016 and a loss on reclassification of $0.7 million was recorded during 2015.

Factoring Arrangement

We have entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. We receive funds from the factor for certain outstanding receivables for which we record a liability. Once the customer pays the factor directly for those receivables we clear the accounts receivable and the liability. As of December 31, 2016 we had recorded $0.4 million as due to factoring on the consolidated balance sheets.

Product Performance Accrual

We provide a short-term warranty that we have manufactured our products to our specifications. On a limited number of occasions, we incur costs to service our products in connection with specific product performance matters that do not meet our specifications. Anticipated future costs are recorded as part of cost of sales and accrued liabilities for specific product performance matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

On isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase in 2017. Our encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production. We have operated our solar business since the 1970s and over 20 GW of solar modules incorporating our encapsulants have been installed in the field with no verified module power performance issues caused by our encapsulants. Based on this fact pattern, we have not accrued any warranty liability associated for this potential liability, as its occurrence is deemed to be remote.

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

In assessing the need for a valuation allowance, we consider all positive and negative evidence including: estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of tax loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if we were to determine that we would be able to realize deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made. As of December 31, 2016, we have recorded $5.4 million of valuation allowances relating to our China and Hong Kong subsidiaries, which have generated operating losses since their inception. If we are able to generate future profits at such subsidiaries, we will reverse the valuation allowance. As of December 31, 2016, we have recorded a full valuation allowance against a deferred tax asset of $3.1 million for a loss carryforward benefit at our Spain subsidiary. We recorded a valuation allowance for this carryforward as we believe it is more likely than not that the benefit of the loss carryforward will not be fully realized due to lack of taxable income that will be generated by our Spain subsidiary. In the United States, we had carryback losses (generated in the United States) in 2014. After 2014, any taxable losses have to be carried forward, therefore we have recorded a full valuation allowance of $1.8 million against net operating loss carryforwards and deferred tax assets in the U.S. as of December 31, 2016. We expect to record a full valuation allowance for future taxable losses generated in the United States until we generate taxable income.

ASC 740 also addresses the accounting for uncertainty in income taxes recognized in a company’s financial statements and how companies should recognize, measure, present and disclose uncertain tax positions that have been or are expected to be taken. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed its examination whether or not the statute of limitations remains open or has expired. Interest and penalties related to uncertain tax positions are recognized as part of our provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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

We currently have a tax holiday in Malaysia through 2019, however, we are in the process of disposing our Malaysia fixed assets. As of December 31, 2016, we have not asserted that we will permanently reinvest our foreign subsidiary’s earnings. As a result, U.S. federal taxes will have to be provided on any future taxable income generated by our foreign subsidiaries, if any.

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

Year Ended December 31, 2015
Expected volatility	68.3%
Risk-free interest rates	1.9%
Expected term (in years)	6.9
Dividend yield	—
Weighted-average estimated fair value of options granted during the period	$0.99

Deferred Compensation

We had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, our sale (which included a change of control transaction) or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in our predecessor company if the assets were sold at fair market value compared to the value of our stock price. The amount of the potential bonus payment was capped at $1.2 million. In accordance with ASC 718-30, the obligation was re-measured quarterly at fair value. We determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be our common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $0.2 million of accrued compensation was paid out during the first quarter of 2015. As of December 31, 2016, no deferred compensation arrangements exist.

Consolidated Results of Operations

The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales, for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Statement of Continuing Operations Data:
Net sales	$20,112	$29,783
Cost of sales	22,127	31,607
Gross loss	(2,015)	(1,824)
Selling, general and administrative expenses	7,058	10,186
Research and development expense	1,216	1,265
Provision (recovery) for bad debt expense	2,354	(255)
Operating loss	(12,643)	(13,020)
Interest income (expense), net	37	(38)
Other expense	(1,848)	(723)
Loss on disposal of fixed assets	(890)	—
Foreign currency transaction loss	(526)	(34)
Loss from continuing operations before income tax benefit	(15,870)	(13,815)
Income tax benefit from continuing operations	—	(400)
Net loss from continuing operations	$(15,870)	$(13,415)

	Year Ended December 31, 2016	Year Ended December 31, 2015
Statement of Continuing Operations Data:
Net sales	100.0%	100.0%
Cost of sales	110.0%	106.1%
Gross loss	(10.0)%	(6.1)%
Selling, general and administrative expenses	35.1%	34.2%
Research and development expense	6.0%	4.2%
Provision (recovery) for bad debt expense	11.7%	(0.9)%
Operating loss	(62.9)%	(43.7)%
Interest income (expense), net	0.2%	(0.1)%
Other expense	(9.2)%	(2.4)%
Loss on disposal of fixed assets	(4.4)%	—
Foreign currency transaction loss	(2.6)%	(0.1)%
Loss from continuing operations before income tax benefit	(78.9)%	(46.4)%
Income tax benefit from continuing operations	—	(1.3)%
Net loss from continuing operations	(78.9)%	(45.0)%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following tables set forth our consolidated results of continuing operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2016 and 2015:

Net Sales

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$20,112	100.0%	$29,783	100.0%	$(9,671)	(32.5)%

The decrease in net sales for the year ended December 31, 2016 compared to the corresponding period in 2015 was driven by an approximate 8% decrease in our ASP and an approximate 26% decrease in sales volume.

The price decline was primarily the result of higher concentration of China sales and overall encapsulant market conditions.

The volume decline was driven by a reduction of net sales with our largest customer, who modified its OEM manufacturing partner footprint in the latter part of 2014 and announced the significant reduction of its OEM module business by the end of 2015 and an increase in its in-house module production in China. Excluding this customer, volume decreased by approximately 16% with our remaining customers, primarily driven by a 20% volume decrease in Spain, partially offset by a 3% volume increase in China, mainly in the first half of 2016, as well as growth in India.

Cost of Sales

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Cost of sales	$22,127	110.0%	$31,607	106.1%	$(9,480)	(30.0)%

The decrease in our cost of sales for the year ended December 31, 2016 compared to the corresponding period in 2015 was primarily driven by a 26% decrease in sales volume combined with an approximately 9% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by an 11% increase in paperless sales mix, as well as improved efficiencies at our China factory for the year ended December 31, 2016 versus the corresponding 2015 period. Direct labor decreased by $0.8 million, associated with the sales volume decrease. Overhead costs decreased by $2.0 million primarily due to continued cost-reduction actions.

Gross Loss

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Gross loss	$(2,015)	(10.0)%	$(1,824)	(6.1)%	$(191)	(10.5)%

Gross loss as a percentage of net sales increased for the year ended December 31, 2016 compared to the corresponding period in 2015 mainly as a result of a decline in ASP and volume and lower absorption of fixed costs that more than offset our decrease in raw material costs as described above.

Selling, General and Administrative Expenses (“SG&A”)

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
SG&A	$7,058	35.1%	$10,186	34.2%	$(3,128)	(30.7)%

SG&A decreased $3.1 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily driven by a $0.9 million decrease in labor and benefits, a $0.6 million decrease in restructuring expense, a $0.5 million decrease in professional fees, a $0.4 million decrease in travel expenses, a $0.2 million decrease of non-cash stock based compensation expense, as well as a $0.1 million decreases in annual incentive compensation, dues and fees expense and insurance expense.

Research and Development Expense (“R&D”)

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
R&D	$1,216	6.0%	$1,265	4.2%	$(49)	(3.9)%

Research and development expense decreased by less than $0.1 million for the year ended December 31, 2016 compared to the prior year as our research and development staffing and activity has remained relatively consistent during these periods. Our research and development cost as a percentage of sales, however, increased year over year.

Provision (Recovery) for Bad Debt Expense

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Bad debt expense	$2,354	11.7%	$(255)	(0.9)%	$2,609	1,023.1%

The provision for bad debt expense for the year ended December 31, 2016 primarily related to certain Chinese customers’ balances, partially offset by receiving payment related to aged accounts receivable balances that were previously reserved. The recovery for bad debt expense recorded during the year ended December 31, 2015 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy.

Other (Expense) Income

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Other (expense) income	$(1,848)	(9.2)%	$(723)	(2.4)%	$(1,125)	(155.6)%

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During the first six months of 2016, we received and accepted an offer of RM25.0 million ($6.3 million) for the land-use right and building. We entered into a definitive Purchase and Sale Agreement on November 18, 2016. As a result of the pending sale (subject to the approval of the Johor Port Authority), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded during the second quarter of 2016 and a loss on reclassification of $0.7 million was recorded during the third quarter of 2015.

Gain (Loss) on Disposal of Fixed Assets

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Gain (loss) on disposal of fixed assets	$(890)	(4.4)%	$—	—%	$(890)	(100.0)%

During October 2016, a fire damaged a portion of our production facility located in Shajiabang, Jiangsu, China. The damage was mainly to one production line, as well as to certain ancillary equipment and related systems. As a result, we recorded a loss on disposal of fixed assets of $0.9 million and any insurance recovery is expected to be reflected in 2017.

Foreign Currency Transaction (Loss) Gain

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(526)	(2.6)%	$(34)	(0.1)%	$(492)	(1,447.1)%

The foreign currency transaction impact was a loss of approximately $0.5 million for the year ended December 31, 2016 compared to a loss of less than $0.1 million in the corresponding 2015 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spanish facility.

Income Tax (Benefit) Expense from Continuing Operations

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Income tax (benefit) expense from continuing operations	$—	—%	$(400)	(1.3)%	$400	100.0%

Our effective income tax rate from continuing operations for the year ended December 31, 2016 was 0.0% compared to the U.S. federal statutory tax rate of 35.0%. Our effective income tax rate from continuing operations was 2.9% for the year ended December 31, 2015.

In 2016, our operations generated a loss from continuing operations that was taxed at the U.S. federal statutory rate of 35.0%, prior to the impact of any deductions or non-deductible expenses. The expected 2016 income tax benefit was decreased as the result of a full valuation allowance recorded against the U.S. loss from continuing operations. The December 31, 2016 effective tax rate from continuing operations was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax holiday as well as other foreign losses for which no tax benefit has been recorded.

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

Net Loss from Continuing Operations

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss from continuing operations	$(15,870)	(78.9)%	$(13,415)	(45.0)%	$(2,455)	(18.3)%

Net loss from continuing operations for the year ended December 31, 2016 increased compared to the corresponding 2015 period driven by a $0.2 million increase in gross loss, a $2.6 million increase in bad debt expense, $1.7 million of impairment of assets held for sale, $0.9 million of loss on disposal of fixed assets, $0.5 million of negative foreign exchange impact and $0.4 million of reduced income tax benefit. These negative impacts were partially offset by a $3.1 million decrease in selling, general and administration expenses and the non-recurrence of $0.7 million of loss on reclassification of held for sale assets.

Cost Reduction Actions in 2016 and 2015

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

In June 2016, we eliminated certain positions at our Spain facility effective July 5, 2016. We recorded $0.1 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during 2016.

The restructuring accrual activity during the year ended December 31, 2016 related to the costs associated with the closure of the Malaysia facility and other minor cost-reductions made globally.

A rollforward of the restructuring accrual activity is as follows:

December 31, 2015
Balance at December 31, 2015	$0.3
Additions	0.3
Reductions	(0.3)
Balance at December 31, 2016	$0.3

The restructuring accrual as of December 31, 2016 consists of $0.3 million for severance and benefits. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

Net Earnings (Loss) from Discontinued Operations

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net earnings (loss) from discontinued operations	$—	—%	$3,952	13.3%	$(3,952)	(100.0)%

Net earnings from discontinued operations for the year ended December 31, 2015 relates to the reversal of $4.0 million of uncertain tax positions of the Company’s former QA business due to the expiration of the statute of limitations.

Net Loss

	Years Ended December 31,
	2016		2015		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net loss	$(15,870)	(78.9)%	$(9,463)	(31.8)%	$(6,407)	(67.7)%

Net loss from continuing operations for the year ended December 31, 2016 increased compared to the corresponding 2015 period driven by $0.2 million of increased gross loss, $2.6 million of increased bad debt expense, $1.7 million of impairment of assets held for sale, $0.9 million of loss on disposal of fixed assets, $0.5 million of negative foreign exchange impact, $0.4 million of reduced income tax benefit and $4.0 million of discontinued operations income tax benefit that did not recur in 2016. These negative impacts were partially offset by $3.1 million of lower selling, general and administration expenses and the non-recurrence of $0.7 million of loss on reclassification of held for sale assets.

Adjusted EBITDA

We define Adjusted EBITDA as net profit or loss from continuing operations before interest income and expense, income tax expense (benefit), depreciation expense, restructuring, stock-based compensation expense, asset impairment and certain non-recurring income and expenses from the results of continuing operations.

We present Adjusted EBITDA because it is one of the main metrics used by our management and our Board of Directors to plan and measure our segment’s operating performance. Our management believes that Adjusted EBITDA is useful to investors because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. In addition, measures similar to Adjusted EBITDA are among the metrics utilized to measure performance based bonuses paid to certain of our managers and were used to determine compliance with financial covenants under our prior Credit Agreement.

Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with generally accepted accounting principles, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense, which was a necessary element of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate net sales. In addition, the omission of the substantial, impairment associated with our property, plant and equipment and restructuring charges, further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation and also uses other measures, such as net loss, net sales, gross margin and operating loss, to measure operating performance.

We report our business in one reported segment. We measure segment performance based on net sales and Adjusted EBITDA. See Note 19-Reportable Segment and Geographical Information located in the Notes to the Consolidated Financial Statements for a definition of Adjusted EBITDA, a reconciliation to net loss from continuing operations and further information. Net sales for our segment from continuing operations is described in further detail above. The discussion that follows is a summary analysis of the primary changes in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015.

	Years Ended December 31,
	2016	2015	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$(10,643)	$(8,842)	$(1,801)	(20.4)%
Adjusted EBITDA as % of segment net sales	(52.9)%	(29.7)%

Adjusted EBITDA as a percentage of net sales declined for the year ended December 31, 2016 compared to 2015 driven by a decline in ASP, lower sales volume, increased bad debt expense and a negative foreign exchange impact. These negative impacts were partially offset by reduced selling, general and administrative expenses.

Quarterly Consolidated Results of Operations

The following tables set forth our consolidated results of continuing operations and Adjusted EBITDA on a quarterly basis for the year ended December 31, 2016 and the year ended December 31, 2015:

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$6,423	$6,691	$4,030	$2,968
Cost of sales	6,824	6,631	4,929	3,743
Gross (loss) earnings	(401)	60	(899)	(775)
Selling, general and administrative expenses	1,909	1,782	1,798	1,569
Research and development	327	314	308	267
(Recovery) provision for bad debt expense	425	934	651	344
Operating loss	(3,062)	(2,970)	(3,656)	(2,955)
Interest (expense) income net	(11)	52	(2)	(2)
Other (expense) income	—	(1,699)	9	(158)
Gain (loss) on disposal of fixed assets	—	2	—	(892)
Foreign currency transaction loss	(88)	(199)	(64)	(175)
Loss from continuing operations before income tax (benefit) expense	(3,161)	(4,814)	(3,713)	(4,182)
Income tax (benefit) expense from continuing operations	(214)	199	(35)	50
Net loss from continuing operations	$(2,947)	$(5,013)	$(3,678)	$(4,232)
Adjusted EBITDA:
Adjusted EBITDA	$(2,515)	$(2,371)	$(3,099)	$(2,658)
Depreciation expense	(474)	(476)	(468)	(296)
Interest (expense) income net	(11)	52	(2)	(2)
Income tax benefit (expense)	214	(199)	35	(50)
Other expense	—	—	—	(124)
Impairment of assets held for sale	—	(1,708)	—	(31)
Restructuring	(2)	(192)	(25)	(37)
Stock-based compensation	(159)	(121)	(119)	(142)
Gain (loss) on disposal of fixed assets	—	2	—	(892)
Net loss from continuing operations	$(2,947)	$(5,013)	$(3,678)	$(4,232)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$6,863	$8,515	$6,594	$7,811
Cost of sales	7,009	8,581	8,088	7,929
Gross loss	(146)	(66)	(1,494)	(118)
Selling, general and administrative expenses	2,582	2,808	3,155	1,641
Research and development	352	360	334	219
(Recovery) provision for bad debt expense	(43)	(189)	225	(248)
Operating loss	(3,037)	(3,045)	(5,208)	(1,730)
Interest income (expense) net	4	(52)	13	(3)
Other expense	—	—	(722)	(1)
Foreign currency transaction gain (loss)	480	(163)	(256)	(95)
Loss from continuing operations before income tax expense (benefit)	(2,553)	(3,260)	(6,173)	(1,829)
Income tax expense (benefit) from continuing operations	53	53	(422)	(84)
Net loss from continuing operations	$(2,606)	$(3,313)	$(5,751)	$(1,745)
Adjusted EBITDA:
Adjusted EBITDA	$(1,769)	$(2,480)	$(3,341)	$(1,252)
Depreciation expense	(490)	(512)	(421)	(466)
Interest income (expense) net	4	(52)	13	(3)
Income tax (expense) benefit	(53)	(53)	422	84
Other expense	—	—	—	(1)
Loss on reclassification	—	—	(722)
Restructuring	(145)	6	(1,524)	75
Stock-based compensation	(153)	(222)	(178)	(182)
Net loss from continuing operations	$(2,606)	$(3,313)	$(5,751)	$(1,745)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of December 31, 2016, our principal source of liquidity was $12.4 million of cash and $3.4 million of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. Payment terms are currently longer in China than in many other locations, which results in delayed cash receipts from certain of our customers. Additionally, evolving China currency control regulations may limit our access to the $2.1 million of cash and $3.4 million of bank acceptance notes located in China for use outside the country. Although we believe that our available cash will be sufficient to meet our liquidity needs, including capital investments (mainly equipment upgrades and information technology needs), through at least the next 15 months, if we are unable to collect our accounts receivable, or fail to receive payment in a timely fashion, or obtain bank acceptance notes from our customers, or fail to receive payment on the sale of our Malaysia property, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivable from certain of our Chinese customers.

We incurred bad debt reserves of $2.6 million during 2016 and filed lawsuits against three customers of STRC for non-payment. Four of our other customers are significantly behind terms and certain of them may require legal action to effect collection. In certain cases, STR may prevail in Chinese court but then still not be paid timely. Our staff spends an inordinate amount of time and energy pursuing payment from delinquent accounts in China. We have rejected orders from multiple customers, to whom we were successful in securing technical qualification, due to their failure to meet certain credit metrics or in some cases, a poor history of payment to us.

In October 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million ($1.6 million as of December 31, 2016), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of December 31, 2016, €1.1 million ($1.2 million as of December 31, 2016) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are in the process of selling the Malaysia facility and its production and ancillary equipment. In connection with the shut-down and sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. During 2016, we accepted an offer of RM25.0 million ($6.3 million) for the land-use right and building, subject to completion of definitive documentation. As a result, an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. Effective November 18, 2016, we executed the formal Purchase and Sale Agreement. We cannot assure that we will be able to close the sale of our Malaysian real estate on a timely basis or on favorable terms or that the costs of closure of that facility will not be higher than anticipated.

We remain open to exploring possible business opportunities in potentially more profitable parts of the solar supply chain, alternate geographic markets, as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential opportunities. If we are successful in pursuing any such opportunities, we may be required to expend significant funds, incur debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic opportunities or related transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including, without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not able to fund our working capital needs, we will have to slow our projected growth, which may further impede or delay our attempt to return to profitability. We expect to fund our cash requirements with our existing cash and bank acceptance notes, leveraging our European factoring facility and other potential working capital financing arrangements.

Our cash and cash equivalents balance is located in the following geographies:

Year Ended December 31, 2016
United States	$7,981
Spain	1,803
Malaysia	328
China	2,075
Hong Kong	192
Consolidated	$12,379

Due to, among other things, the difficulty repatriating cash to the U.S., we may have limited access to the $2.1 million of cash and $3.4 million of bank acceptance notes located in China for use outside the country.

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

Cash Flows

Cash Flow from Operating Activities from Continuing Operations

Net cash provided by operating activities from continuing operations was $4.5 million for the year ended December 31, 2016 compared to net cash used in operating activities of $6.5 million for the year ended December 31, 2015. Net loss plus and minus non-cash adjustments (“cash loss”) improved by approximately $1.7 million for the year ended December 31, 2016 compared to the same period in 2015. This improvement was driven by the receipt of an $8.3 million income tax refund, $1.9 million received from Zhenfa as well as consumption of excess Malaysia inventory and the continued impact of cost-reduction efforts. These positive impacts were partially offset by the $5.4 million received from Zhenfa during 2015.

Net cash used in operating activities from continuing operations was $6.5 million for the year ended December 31, 2015 compared to net cash used in operating activities of $14.4 million for the year ended December 31, 2014. Cash loss decreased by approximately $3.3 million for the year ended December 31, 2015 compared to the same period in 2014. This improvement was driven by cost-reduction efforts. In addition, we received $5.4 million as a deposit from Zhenfa under our EVA for module swap settlement entered into between Zhenfa and ReneSola for payment of prior outstanding ReneSola accounts receivable balances. These positive impacts were partially offset by the 2014 period benefiting from the receipt of $11.9 million in income tax refunds that did not recur in 2015.

Cash Flow from Operating Activities from Discontinued Operations

Net cash used in operating activities from discontinued operations was $0.9 million for the year ended December 31, 2015 due to a cash payment related to a state income tax audit.

Cash Flow from Investing Activities from Continuing Operations

Net cash used in investing activities was $0.2 million and $1.8 million for the year ended December 31, 2016 and 2015, respectively. The 2016 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China.

Net cash used in investing activities was $1.8 million for the year ended December 31, 2015. The 2015 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China.

We anticipate 2017 consolidated capital investments to be less than $0.5 million, and we expect to fund these from our existing cash balance. However, we may delay a portion of these capital investments if we are not timely in collecting our accounts receivable or do not arrange other working capital financing options.

Cash Flow from Financing Activities from Continuing Operations

Net cash used in financing activities was less than $0.1 million for the year ended December 31, 2016 primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Net cash provided by financing activities was $0.6 million for the year ended December 31, 2015 primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the year ended 2016, we were not materially affected by inflation.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” The amendments contained in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination and certain investment funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. In October 2016, the FASB issued Update 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We are currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this ASU to have a significant impact on its financial statements or disclosures.

In March 2016, FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We do not expect this ASU to have a significant impact on its financial statements or disclosures

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We do not expect this ASU to have a significant impact on its financial statements or disclosures.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We do not expect this ASU to have a significant impact on its financial statements or disclosures.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide this Item 7A because we are a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of STR Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15 (a)(2) for the years ended December 31, 2016 and 2015. STR Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the year ended December 31, 2016. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STR Holdings, Inc. as December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing Item 15 (a)(2) for the years ended December 31, 2016 and 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ UHY LLP

New York, NY
March 9, 2017

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,379	$7,703
Bank acceptance notes	3,360	92
Due from Zhenfa	—	2,058
Accounts receivable, trade, less allowances for doubtful accounts of $2,640 and $499 in 2016 and 2015, respectively	2,989	9,112
Inventories, net	1,847	4,806
Income tax receivable	—	8,252
Prepaid expenses	972	1,221
Other current assets	1,095	2,044
Total current assets	22,642	35,288
Property, plant and equipment, net	7,974	10,581
Assets held for sale (Note 9)	6,090	7,899
Other long-term assets	140	148
Total assets	$36,846	$53,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,500	$2,192
Accrued liabilities	2,617	3,080
Income taxes payable	993	989
Due to factor	381	483
Total current liabilities	5,491	6,744
Total liabilities	5,491	6,744
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 19,239,587 and 19,238,347 issued and outstanding, respectively as of December 31, 2016 and 18,261,807 and 18,260,567 issued and outstanding, respectively as of December 31, 2015	187	182
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid-in capital	231,627	230,999
Accumulated deficit	(193,971)	(178,101)
Accumulated other comprehensive loss, net of taxes	(6,431)	(5,851)
Total stockholders’ equity	31,355	47,172
Total liabilities and stockholders’ equity	$36,846	$53,916

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

All amounts in thousands except share and per share amounts

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net sales	$20,112	$29,783
Cost of sales	22,127	31,607
Gross loss	(2,015)	(1,824)
Selling, general and administrative expenses	7,058	10,186
Research and development expense	1,216	1,265
Provision (recovery) for bad debt expense	2,354	(255)
Operating loss	(12,643)	(13,020)
Interest income (expense), net	37	(38)
Other expense, net	(1,848)	(723)
Loss on disposal of fixed assets	(890)	—
Foreign currency transaction loss	(526)	(34)
Loss from continuing operations before income tax benefit	(15,870)	(13,815)
Income tax benefit from continuing operations	—	(400)
Net loss from continuing operations	(15,870)	(13,415)
Discontinued operations (Note 4):
Income tax benefit from discontinued operations	—	(3,952)
Net earnings from discontinued operations	—	3,952
Net loss	$(15,870)	$(9,463)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $(102) and $0, respectively)	(580)	(1,792)
Other comprehensive loss	(580)	(1,792)
Comprehensive loss	$(16,450)	$(11,255)
Net (loss) earnings per share (Note 5):
Basic from continuing operations	$(0.86)	$(0.74)
Basic from discontinued operations	—	0.22
Basic	$(0.86)	$(0.52)
Diluted from continuing operations	$(0.86)	$(0.74)
Diluted from discontinued operations	—	0.22
Diluted	$(0.86)	$(0.52)
Weighted-average shares outstanding (Note 5):
Basic	18,391,283	18,098,207
Diluted	18,391,283	18,098,207

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

All amounts in thousands except share and per share amounts

	Common Stock		Treasury Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2015	18,065,672	$181	1,240	$(57)	$230,276	$(4,059)	$(168,618)	$57,723
Stock-based compensation	146,335	1	—	—	631	—	—	632
Employee stock purchase plan	3,034	—	—	—	3	—	—	3
Common stock issuance to Zhenfa, net	—	—	—	—	(4)	—	—	(4)
Special dividend	—	—	—	—	—	—	(20)	(20)
Shared services arrangement with Zhenfa	—	—	—	—	93	—	—	93
Fractional shares retired resulting from split	(279)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,463)	(9,463)
Foreign currency translation	—	—	—	—	—	(1,792)	—	(1,792)
Balance at December 31, 2015	18,214,762	$182	1,240	$(57)	$230,999	$(5,851)	$(178,101)	$47,172
Stock-based compensation	455,165	5	—	—	572	—	—	577
Shared services arrangement with Zhenfa	—	—	—	—	56	—	—	56
Net loss	—	—	—	—	—	—	(15,870)	(15,870)
Foreign currency translation, net of tax	—	—	—	—	—	(580)	—	(580)
Balance at December 31, 2016	18,669,927	$187	1,240	$(57)	$231,627	$(6,431)	$(193,971)	$31,355

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2016	Year Ended December 31, 2015
OPERATING ACTIVITIES
Net loss	$(15,870)	$(9,463)
Net earnings from discontinued operations	—	3,952
Net loss from continuing operations	(15,870)	(13,415)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,714	1,889
Stock-based compensation expense	541	735
Loss on disposal of property, plant and equipment	890	—
Provision (recovery) for bad debt expense	2,354	(255)
Loss on reclassification on held for sale assets	—	722
Impairment of assets held for sale	1,739	—
Deferred income tax expense (benefit)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,380	(4,817)
Due from Zhenfa	1,924	5,429
Cash received from income tax refunds	8,252	—
Inventories, net	2,837	3,162
Other current assets	(3,737)	(923)
Accounts payable	(597)	(62)
Accrued liabilities	791	294
Income taxes payable	6	(400)
Other, net	252	1,130
Net cash provided by (used in) continuing operations	4,476	(6,511)
Net cash used in discontinued operations	—	(905)
Total net cash provided by (used in) operating activities	4,476	(7,416)

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2016	Year Ended December 31, 2015
INVESTING ACTIVITIES
Capital investments	(329)	(2,408)
Proceeds from sale of fixed assets	82	601
Net cash used in continuing operations	(247)	(1,807)
Net cash provided by discontinued operations	—	—
Net cash used in investing activities	(247)	(1,807)
FINANCING ACTIVITIES
Special dividend	—	(20)
Common stock issuance fees	—	(4)
Shared services arrangement with Zhenfa	56	93
Factoring arrangement	(90)	493
Common stock issued under employee stock purchase plan	—	3
Net cash (used in) provided by continuing operations	(34)	565
Net cash used in discontinued operations	—	—
Net cash (used in) provided by financing activities	(34)	565
Effect of exchange rate changes on cash	481	(191)
Net increase (decrease) in cash and cash equivalents	4,676	(8,849)
Cash and cash equivalents, beginning of period	7,703	16,552
Cash and cash equivalents, end of period	$12,379	$7,703
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (received) paid during the period for:
Income taxes	$(8,252)	$905
Interest expense paid to factoring arrangement	$38	$8

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

These consolidated financial statements reflect the financial statements of STR Holdings, Inc. (“Holdings” or the “Company”) and its subsidiaries on a consolidated basis. Due to the divestiture of the Quality Assurance (“QA”) business as discussed below, the QA business’ historical operating results are recorded in discontinued operations in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows for all applicable periods presented. See Note 4 below.

On January 30, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a one-for-three reverse split of its common stock and its common stock began trading on the New York Stock Exchange (“NYSE”) on a split-adjusted basis on February 2, 2015. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was reduced to approximately 18,074,291 and 18,073,051, respectively, at December 31, 2014. The change in the number of shares resulting from the reverse stock split has been applied retroactively to all shares and per share amounts presented in the consolidated financial statements and accompanying notes.

On September 29, 2015, the Company was notified by the NYSE that the Company was not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to the Company’s failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15,000. The Company’s common stock began trading on the OTC Pink Marketplace beginning on September 30, 2015 under the ticker symbol “STRI.” On October 5, 2015, the Company’s common stock began trading on the OTCQX Marketplace under the symbol “STRI.”

On December 1, 2016, the Company was notified by the OTCQX that the Company did not meet the OTCQX Requirements for Continued Qualification found in Section 3.2 of the OTCQX Rules for U.S. Companies due to the Company failing to maintain a market capitalization of at least $5,000 for at least one of every 30 consecutive calendar days. The OTCQX has granted us a 60 day extension beginning on January 3, 2017 with a re-evaluation on or after February 28, 2017. Following that re-evaluation, if the Company’s market capitalization has not returned to at least $5,000, the Company’s stock will move to trading on the OTCQB market. As of the date hereof, the Company’s stock continues to trade on the OTCQX.

The accompanying consolidated financial statements and the related information contained within the notes to the consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information and annual reports on the Form 10-K.

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

The Company launched its former QA business in 1973 and commenced sales of solar encapsulant products in the late 1970s. The Company’s strategic divestiture of the QA business is described below and in Note 4.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is as follows:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company’s significant estimates include its revenue recognition, allowance for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, product performance accrual, income taxes payable, deferred income taxes, its assessment of uncertain tax positions and its valuation of stock-based compensation costs. Actual results could differ materially from these estimates.

Fair Value Estimates. Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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

The carrying values for cash, accounts receivable, income tax receivable, accounts payable, accrued liabilities, income taxes payable and other current assets and liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s money market funds is based on the balance of its money market funds as of December 31, 2016, which is a Level 1 input.

Foreign Currency Translation and Transactions. The Company’s international operations use the local currency as their functional currency, except for its Malaysian subsidiary whose functional currency is the U.S. dollar. Assets and liabilities of international operations are translated at period-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in net loss.

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

The Company recognizes revenue from the manufacture and sale of its encapsulants, which is the only contractual deliverable, either at the time of shipping or at the time the product is received at the customer’s port or dock, depending upon terms of the sale. The Company does not offer a general right of return on its products.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories. The Company’s inventories are stated at the lower of cost or market. The Company’s primary raw materials consist of resin, paper, packaging material and chemicals/additives. The Company’s finished goods inventories are typically made-to-order and possess a shelf life of six to nine months from the date of manufacture. Cost is determined on a first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation expense.

The Company will write down inventory to its net realizable value when it is probable that the inventory carrying cost is not fully recoverable through sale or other disposition. The Company’s write-down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the inventories.

In 2016, the Company reserved $435 of inventory, a majority of which was related to excess raw material and expired finished goods inventory. In 2015, the Company reserved $696 of inventory, a majority of which was related to excess raw material and expired finished goods inventory.

Long-Lived Assets. The Company’s long-lived assets consist of property, plant and equipment. Property, plant and equipment are recorded at cost and include expenditures for items that increase the useful lives of existing equipment. Maintenance and repairs are expensed as incurred. Property, plant and equipment accounts are relieved at cost, less related accumulated depreciation, when properties are disposed of or otherwise retired. Gains and losses from disposal of property, plant and equipment are included in net loss.

In accordance with ASC 360-Property, Plant, and Equipment, the Company reviews the carrying value of its long-lived assets, including property, plant and equipment, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. Fair value is estimated based upon discounted future cash flows, appraisals or other reasonable estimates of fair market value.

Asset Retirement Obligations. The Company accounts for asset retirement obligations in accordance with ASC 410-Asset Retirement and Environmental Obligations, which requires a company to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a contractual obligation to incur such costs. The Company has recorded its asset retirement obligations relating to the cost of removing improvements from lease facilities at the end of the lease terms. The Company’s conditional asset retirement obligations are not material.

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

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the Company’s provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 16.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Factoring Arrangement. The Company has entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. The Company receives funds from the factor for certain outstanding receivables for which the Company records a liability. Once the customer pays the factor directly for those receivables the Company clears the accounts receivable and the liability. As of December 31, 2016 the Company has recorded $381 as due to factoring on the consolidated balance sheets. See Note 15.

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

Cost of Sales. The Company includes the cost of inventory sold and related costs for the distribution of its product in cost of sales. These costs include raw materials and other components, direct labor, product performance matters, manufacturing overhead, salaries and other personnel-related expenses, write-off of inventory, quality control, freight, insurance and depreciation. Shipping and handling costs are classified as a component of cost of sales. Customer payments for shipping and handling costs are recorded as a component of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, travel, commissions and other personnel-related expenses for employees engaged in sales, marketing and support of the Company’s products and services, trade shows and promotions. General and administrative expenses consist of expenses for the Company’s finance, administrative, information technology, compliance and human resource functions.

Research and Development Expense. The Company’s research and development expense consists primarily of salaries and fringe benefit costs and the cost of materials and outside services used in its pre-commercialization process and development efforts. The Company records depreciation expense for equipment that is used specifically for research and development activities.

Stock-Based Compensation. In accordance with ASC 718-Compensation-Stock Compensation, the Company recognizes the grant date fair value of stock-based awards granted to employees as compensation expense over the vesting period of the awards. See Note 18.

Loss Per Share. The Company computes basic loss per common share in accordance with ASC 260-Earnings Per Share. Under the provisions of ASC 260, basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. See Note 5.

Comprehensive Loss. Comprehensive loss consists of net loss and the effects on the consolidated financial statements of translating the financial statements of the Company’s international subsidiaries. Comprehensive loss is presented in the consolidated statements of comprehensive loss. The Company’s accumulated other comprehensive loss is presented as a component of equity in its consolidated balance sheets and consists of the cumulative amount of the Company’s foreign currency translation adjustments, net of tax.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” The amendments contained in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination and certain investment funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. In October 2016, the FASB issued Update 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

In March 2016, FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its financial statements or disclosures

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. The Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. The Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

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

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provides the Company a two-year option, which expires on December 15, 2016, to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, extendable by an additional five years at 50% of the then-current market rental rate.  The Company has not exercised this option as of December 31, 2016. The Sales Service Agreement became effective on the Closing Date for an initial term of two years, and automatically extends for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

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

During 2015, the Company settled an income tax audit for the tax years 2009, 2010 and 2011 related to state filings of the Company’s QA business sold in 2011. As a result, the Company recorded an income tax expense to discontinued operations of $21 in 2015. Additionally, the Company recorded an income tax benefit to discontinued operations of $3,967 relating to the reversal of uncertain tax positions due to the expiration of the statute of limitations and a benefit of $6 related to a statute lapse on a proposed amended return that was never filed.

The following table sets forth the operating results of the QA business presented as a discontinued operation for the year ended December 31, 2015:

Year Ended December 31, 2015
Net sales	$—
Loss from operations before income tax expense	—
Gain on sale before income tax expense	—
Net earnings before income tax expense	$—
Income tax (benefit) expense	$(3,952)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—EARNINGS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Basic and diluted net (loss) earnings per share
Numerator:
Net loss from continuing operations	$(15,870)	$(13,415)
Net earnings loss from discontinued operations	—	3,952
Net loss	$(15,870)	$(9,463)
Denominator:
Weighted-average shares outstanding	18,391,283	18,098,207
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	—	—
Weighted-average shares outstanding with dilution	18,391,283	18,098,207
Net (loss) earnings per share:
Basic from continuing operations	$(0.86)	$(0.74)
Basic from discontinued operations	—	0.22
Basic	$(0.86)	$(0.52)
Diluted from continuing operations	$(0.86)	$(0.74)
Diluted from discontinued operations	—	0.22
Diluted	$(0.86)	$(0.52)

Due to the loss from continuing operations during the years ended December 31, 2016 and 2015, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards do not share in any loss generated by the Company and are anti-dilutive.

Because the effect would be anti-dilutive, there were 30 shares of common stock issuable upon the exercise of options issued under the STR Holdings, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) that were not included in the computation of diluted weighted-average shares outstanding for the year ended December 31, 2015. The Company terminated the ESPP as of October 1, 2015.

Because the effect would be anti-dilutive, there were 1,121,332 and 1,501,331 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for the years ended December 31, 2016 and 2015, respectively.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 6—BANK ACCEPTANCE NOTES (Continued)

Bank acceptance notes consists of the following:

	December 31, 2016	December 31, 2015
Balance as of beginning of period	$92	$—
Received from customers	7,030	5,874
Converted to cash	—	(1,566)
Paid to suppliers	(3,756)	(4,216)
Foreign exchange impact	(6)	—
Balance as of end of period	$3,360	$92

All of the bank acceptance notes as of December 31, 2016 mature prior to June 30, 2017. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of December 31, 2016, the annual effective discount rate for all of the bank acceptance notes was 4.8%.

NOTE 7—INVENTORIES, NET

Inventories consist of the following:

	December 31, 2016	December 31, 2015
Finished goods	$470	$872
Raw materials	1,812	4,630
Reserve	(435)	(696)
Inventories, net	$1,847	$4,806

NOTE 8—LONG-LIVED ASSETS

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated Useful Lives			December 31, 2016	December 31, 2015
Land				$2,039	$2,113
Buildings and improvements	15	-	40	5,007	6,636
Machinery and equipment	5	-	8	9,079	9,998
Furniture, fixtures and computers	3	-	5	2,693	2,869
Less: accumulated depreciation				(12,649)	(12,852)
Subtotal				6,169	8,764
Construction-in-progress				1,805	1,817
Property, plant and equipment, net				$7,974	$10,581

Depreciation expense was $1,714 and $1,889 for the years ended December 31, 2016 and 2015, respectively.

Due to its decision to close its Malaysia facility, the Company performed an analysis to assess the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company recorded an impairment loss of $1,739 in the Company’s condensed consolidated statement of comprehensive loss in other income (expense), net during 2016 as well as a $722 loss of reclassification during 2015.

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

At December 31, 2016 and December 31, 2015, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was negative evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of December 31, 2016. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 9—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility. In the first six months of 2016, the Company received and ultimately accepted an offer for RM25,000 ($6,265) for the land-use right and building, subject to completion of definitive documentation. In November 2016, the formal purchase and sale agreement was executed.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysian property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the condensed consolidated balance sheet as of December 31, 2016 and December 31, 2015 as assets held for sale. An impairment loss of $1,739 was recorded in the Company’s condensed consolidated statement of comprehensive loss in other income (expense), net during the second quarter of 2016 as well as a $722 loss of reclassification during the third quarter of 2015.

NOTE 10—LEASES

The Company leases facility space under non-cancelable operating leases. The leases require the Company to pay property taxes, common area maintenance and certain other costs in addition to base rent. The Company also leases office equipment under operating leases.

Future minimum payments under all non-cancelable operating leases were as follows as of December 31, 2016:

2017	$148
2018	62
Thereafter	—
$210

Rental expense on facility space and equipment operating leases was $198 and $195 for the years ended December 31, 2016 and 2015, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—ACCRUED LIABILITIES

Accruals consist of the following:

	December 31, 2016	December 31, 2015
Product performance (see Note 12)	$21	$—
Salary and wages	310	411
Accrued bonus	270	131
Professional fees	535	510
Restructuring severance and benefits (see Note 13)	269	268
Environmental (see Note 12)	57	57
Accrued franchise tax	66	125
Client deposits	922	972
Other	167	606
Total	$2,617	$3,080

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

The Company has accrued for specific product performance matters incurred in 2016 and 2015 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The following table summarizes the Company’s product performance liability that is recorded in accrued liabilities in the consolidated balance sheets:

	December 31, 2016	December 31, 2015
Balance as of beginning of period	$—	$189
Additions	22	156
Reductions	(1)	(340)
Foreign exchange impact	—	(5)
Balance as of end of period	$21	$—

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the consolidated balance sheets was $57 as of December 31, 2016 and December 31, 2015.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

Solaria

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million, plus interest, in damages.

As of the date of this filing, the Company has filed its documentation answering the claim, as well as its technical report related to the claim, and is in compliance with the requirements of the court relative to the claim. A trial is scheduled for April 6, 2017, in Oviedo, Spain. The Company believes it has meritorious defenses and plans to vigorously defend the matter. The Company does not believe a loss is probable or can be reasonably estimated. As such, no accrual relating to this complaint was recorded as of December 31, 2016 and December 31, 2015.

NOTE 13—COST REDUCTION ACTIONS

In July 2015, the Company reassessed the continued operations of its Malaysia facility and decided to close this facility, effective August 2, 2015, following a decision by the Company's largest customer to exit its OEM module production in Malaysia. The Company reviewed the current inventory on hand and began to transfer inventory to its other manufacturing locations. An analysis was performed and inventory was written down to net realizable value. During the second half of 2015 the Company recognized $352 of severance and benefits as well as a $467 inventory write down in cost of sales and $467 of severance and benefits in selling, general and administrative expenses related to the Malaysia facility closure. The Company recorded an additional $25 of disposal costs in cost of sales and $2 of disposal costs in selling, general and administrative expenses.

In June 2016, the Company eliminated certain positions at its Spain facility, effective July 5, 2016. The Company recorded $121 of severance and benefits in cost of sales and $108 of severance and benefits in selling, general and administrative expenses during 2016.

The restructuring accrual consists of $269 for severance and benefits as of December 31, 2016. A rollforward of the severance and other exit cost accrual activity is as follows:

Balance at January 1, 2015	$32
Additions	1,600
Reductions	(1,364)
Balance at December 31, 2015	268
Additions	256
Reductions	(255)
Balance at December 31, 2016	$269

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

•	Level 1-quoted prices in active markets for identical assets and liabilities;

•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and

•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2016:

	Financial assets and liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3
Money market funds (1)	$7,429	$—	$—
Bank acceptance notes (2)	3,360	—	—
Non-recurring fair value measurements (3)	—	—	6,090
Total	$10,789	$—	$6,090

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2015:

	Financial assets and liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3
Money market funds (1)	$3,002	$—	$—
Bank acceptance notes (2)	92	—	—
Non-recurring fair value measurements (3)	—	—	7,899
Total	$3,094	$—	$7,899

______________________

(1)	Included in cash and cash equivalents on the Company’s Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Refer to Note 6 for further information.
(3)	Included in assets held for sale on the Company’s Consolidated Balance Sheets. Refer to Note 9 for further information.

NOTE 15—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is € 1,500 million ($1,572 million as of December 31, 2016), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of December 31, 2016 and 2015 the Company has recorded $381 and $483, respectively, as due to factoring on the consolidated balance sheets.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES

Loss from continuing operations before income tax expense (benefit) is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Domestic	$(3,070)	$(4,761)
Foreign	(12,800)	(9,054)
Total	$(15,870)	$(13,815)

The expense (benefit) for income taxes from continuing operations consists of the following components:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Current income tax (benefit) expense from continuing operations
U.S. federal	$—	$(414)
Foreign	—	14
State and local	—	—
Total current income tax (benefit) expense from continuing operations	—	(400)
Deferred income tax expense (benefit) from continuing operations
U.S. federal	—	—
Foreign	—	—
State and local	—	—
Total deferred income tax expense (benefit) from continuing operations	—	—
Total income tax expense (benefit) from continuing operations	$—	$(400)

There were no tax benefits for the years ended December 31, 2016 and 2015, respectively, associated with the exercise of stock options that were recorded to additional paid-in capital. Tax benefits associated with the “windfall” for stock options exercised are determined on a “with and without” basis.

During 2015 and 2016, the Company issued new non-qualified stock options. The Company has no “windfall” in additional paid-in-capital as of December 31, 2016. The Company recorded a deferred tax expense before valuation allowance of $43 and $21 relating to non-qualified stock option cancellations for the years ended December 31, 2016 and 2015, respectively.

A deferred tax expense of $0 relating to the cumulative translation adjustment of the Company’s foreign subsidiaries financial statements was recorded in other comprehensive (loss) income for the years ended December 31, 2016 and 2015.

The Company was not subject to income taxes for the years ended December 31, 2016 and 2015.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES (Continued)

Following is a reconciliation of the Company’s effective income tax rate from continuing operations to the United States federal statutory tax rate:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected tax at U.S. statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes net of federal income tax effect	0.0%	0.0%
Foreign rate differential	(6.3)%	(11.7)%
Foreign unremitted earnings	(22.5)%	(14.7)%
Unrecognized tax benefits	0.0%	2.9%
Stock option cancellations	(0.3)%	(0.1)%
Change in valuation allowance	1.6%	(8.1)%
Other	(7.5)%	(0.4)%
Effective tax rate	0.0%	2.9%

The effect of temporary differences is included in deferred tax accounts as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Deferred tax assets:
Long-term deferred tax assets:
Accrued compensation	$79	$9
Inventory	2	24
Bad debt reserves	45	46
Product performance accrual	20	20
Non-qualified stock option compensation	252	159
Operating loss carryforwards	10,298	8,282
Fixed assets	223	190
Other	149	150
Total long-term deferred tax assets before valuation allowance	$11,068	$8,880
Valuation allowance	(11,068)	(8,880)
Long term-deferred tax assets	—	—
Total deferred tax assets	$—	$—
Deferred tax liabilities:
Foreign unremitted earnings	$—	$—
Total deferred tax liabilities	$—	$—
Total net deferred tax assets	$—	$—

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a valuation allowance of $11,068 and $8,880 for deferred tax assets existing as of December 31, 2016 and December 31, 2015, respectively. The valuation allowance as of December 31, 2016 is attributable to deferred taxes in the United States and net operating loss carryforwards in the United States, Spain, China and Hong Kong. The valuation allowance as of December 31, 2015 is attributable to deferred taxes in the United States and net operating loss carryforwards in the United States, Spain, China and Hong Kong.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net non-current deferred tax asset in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES (Continued)

The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense from continuing operations in the amount of approximately $0 and $(39) for the years ended December 31, 2016 and 2015, respectively. The Company had approximately $0 and $0 for payment of interest and penalties accrued as of December 31, 2016 and December 31, 2015, respectively.

A reconciliation of the beginning and ending amount of the Company’s liability for unrecognized tax benefits, excluding interest and penalties, is as follows (includes continuing and discontinued operations):

Balance at January 1, 2015	$3,199
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(3,199)
Balance at December 31, 2015	$—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance at December 31, 2016	$—

The amount of unrecognized tax benefit that would potentially impact the Company’s effective tax rate from continuing operations and discontinued operations was $0 (excluding interest and penalties) as of December 31, 2016 and 2015. During 2015, the Company had reductions for tax positions of prior years of $3,199 for a lapse in the statute of limitations. The Company recorded an income tax benefit in continuing operations of $0 (excluding interest and penalties) and an income tax benefit in discontinued operations of $0 (excluding interest and penalties). The Company has open tax years from 2005-2016 with various foreign tax jurisdictions. The Company expects $0 (excluding interest and penalties) of unrecognized tax benefits to reverse within the next twelve months.

The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

The Company has an open tax year of 2015 for U.S. federal tax purposes. The Company has open tax years from 2013-2015 with various state tax jurisdictions. In connection with the examination of the Company’s tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce incomes taxes payable. The Company believes it has sufficient accruals for its contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns, although actual results may differ.

During 2014, and 2015, the Company went through several examinations that resulted in no material adjustments, including: an examination in the United States by the Internal Revenue Service for tax years 2011, 2012, 2013, and 2014; an examination by the State of Florida for the tax years 2010, 2011 and 2012; and an inspection for the 2012 return filed for Spain. During 2016, the Company received an income tax refund of $8,252 from the Internal Revenue Service resulting from a 2014 federal net operating loss carryback.

During 2015, the Company settled an audit conducted by the State of Massachusetts for tax years 2009, 2010, and 2011, relating to the Company’s QA business, which was sold in 2011. The Company recorded an income tax expense to discontinued operations of $21 for the year ended December 31, 2015. Refer to Note 4-Discontinued Operations for further explanation.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—INCOME TAXES (Continued)

The Company’s subsidiary in Malaysia is operating under a tax holiday arrangement that extends through 2019. The impact of the tax holiday on its effective rate is a reduction in the benefit of 6.5% and 11.7% percentage points for 2016 and 2015, respectively.

NOTE 17—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock, $0.01 par value, issuable in series. At December 31, 2016 and 2015, there were no shares issued or outstanding.

Common Stock

Reverse Stock Split

As more fully described in Note 1, the Company effected a one-for-three reverse split of its common stock on January 30, 2015.

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At December 31, 2016, there were 19,239,587 shares of issued and 19,238,347 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 19,238,347 shares outstanding are 18,669,927 shares of common stock and 568,420 shares of restricted unvested common stock.

At December 31, 2015, there were 18,261,807 shares of issued and 18,260,567 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 18,260,567 shares outstanding are 18,214,762 shares of common stock and 45,805 shares of restricted unvested common stock.

Treasury Stock

At December 31, 2016 and 2015, there were 1,240 shares held in treasury that were purchased at a cost of $57.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company’s stock-based compensation awards under the 2009 Plan during 2016 and 2015:

Date	Award Type	Exercise Price	Shares	Recipient
4th Quarter 2016	Restricted Stock	$0.19	568,420	Board of Directors
4th Quarter 2016	Restricted Stock	$0.22	119,835	Board of Directors
3rd Quarter 2016	Restricted Stock	$0.29	80,272	Board of Directors
2nd Quarter 2016	Restricted Stock	$0.23	35,472	Board of Directors
2nd Quarter 2016	Restricted Stock	$0.30	100,096	Board of Directors
1st Quarter 2016	Restricted Stock	$0.37	85,136	Board of Directors
2nd Quarter 2015	Restricted Stock	$1.16	155,172	Board of Directors
2nd Quarter 2015	Restricted Stock	$1.43	22,028	Board of Directors
1st Quarter 2015	Options	$1.52	1,964,665	Various Employees
1st Quarter 2015	Restricted Stock	$4.11	7,561	Board of Directors

There were 1,231,005 shares available for grant under the 2009 Plan as of December 31, 2016.

The following table summarizes the stock option activity under the Company’s 2009 Plan for the two years ended December 31, 2016:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at January 1, 2015	—	$—	—	$—	$—
Options granted	1,964,665	$1.52	—	$0.99	$(2,692)
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(463,334)	$1.52	—	$0.99	$635
Balance at December 31, 2015	1,501,331	$1.52	—	$0.99	$(2,057)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(379,999)	$1.52	—	$0.99	$521
Balance at December 31, 2016	1,121,332	$1.52	8.10	$0.99	$(1,536)
Vested and exercisable as of December 31, 2016	373,775	$1.52	8.10	$0.99	$(512)
Vested and exercisable as of December 31, 2016 and expected to vest thereafter	1,098,980	$1.52	8.10	$0.99	$(1,506)

______________________

(1)	The aggregate intrinsic value for December 31, 2016 and December 31, 2015 is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.15 of the Company’s common stock on December 31, 2016.

As of December 31, 2016, there was $401 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the years ended December 31, 2016 and 2015.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the restricted shares activity for the two years ended December 31, 2016:

	Unvested Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	7,379	$—
Granted	184,761	$1.30
Vested	(146,335)	$1.35
Cancelled	—	$—
Unvested at December 31, 2015	45,805	$1.14
Granted	989,231	$—
Vested	(455,165)	$1.14
Cancelled	(11,451)	$1.14
Unvested at December 31, 2016	568,420	$—
Expected to vest after December 31, 2016	568,420	$—

As of December 31, 2016, there was $90 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

On November 9, 2010, the Company’s Board of Directors adopted the Employee Stock Purchase Plan and reserved 166,667 shares of the Company’s common stock for issuance thereunder. The ESPP was made effective upon its approval by the votes of the Company’s stockholders on May 24, 2011 during the Company’s annual meeting for the purpose of qualifying such shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended. As of October 1, 2015 the Company terminated the ESPP.

Under the ESPP, eligible employees used payroll withholdings to purchase shares of the Company’s common stock at a 10% discount. The Company had established four offering periods in which eligible employees could participate. The first offering period commenced in the fourth quarter of 2011. The Company purchased the number of required shares each period based upon the employees’ contribution plus the 10% discount. The number of shares purchased times the 10% discount was recorded by the Company as stock-based compensation. The Company recorded less than $1 in stock-based compensation expense relating to the ESPP for the year ended December 31, 2015.

Stock-based compensation expense was included in the following consolidated statements of comprehensive loss categories for continuing operations:

	Years Ended December 31,
	2016	2015
Selling, general and administrative expense	$541	$735
Research and development expense	$—	$—
Total stock-based compensation expense	$541	$735

Deferred Compensation

The Company had a deferred compensation arrangement with certain members of management, including Robert S. Yorgensen, that stated upon the earlier of December 31, 2015, sale of the Company (which included a change of control transaction), or termination of employment for any reason, the members were entitled to bonus payments based upon a formula set forth in their respective employment agreements. The payments were tied to distribution amounts they would have received with respect to their former ownership in the predecessor Company if the assets were sold at fair market value of the Company’s stock price. The amount of the potential bonus payment was capped at $1,180. In accordance with ASC 718-30, the obligation should have been re-measured quarterly at fair value. The Company determined fair value using observable current market information as of the reporting date. The most significant input to determine the fair value was determined to be the Company’s common stock price which is a Level 2 input. Based upon the difference of the floor in the agreements and the effective valuation of the Transaction of $4.80 per share for Mr. Yorgensen, $204 of accrued compensation was paid out during the first quarter of 2015. As of December 31, 2016, no deferred compensation arrangements exist.

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

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from continuing operations before interest income and expense, income tax expense, depreciation, stock-based compensation expense, restructuring, and certain non-recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Year Ended December 31, 2016	Year Ended December 31, 2015
Reconciliation of Adjusted EBITDA to Net Loss from Continuing Operations
Adjusted EBITDA	$(10,643)	$(8,842)
Depreciation and amortization	(1,714)	(1,889)
Interest (expense) income, net	37	(38)
Income tax benefit (expense)	—	400
Other non-operating expenses	(124)	(1)
Restructuring	(256)	(1,588)
Stock-based compensation	(541)	(735)
Impairment of assets held for sale	(1,739)	—
Loss on reclassification of held for sale assets	—	(722)
(Loss) gain on disposal of property, plant and equipment	(890)	—
Net Loss from Continuing Operations	$(15,870)	$(13,415)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Operations by Geographic Area

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net Sales
United States	$58	$49
Spain	9,934	15,675
China	10,120	10,038
Malaysia	—	4,021
Total Net Sales	$20,112	$29,783

Long-Lived Assets by Geographic Area

	December 31, 2016	December 31, 2015
Long-Lived Assets
United States	$1,448	$1,594
Spain	5,990	6,765
China	535	2,220
Hong Kong	1	2
Total Long-Lived Assets	$7,974	$10,581

Foreign sales are based on the country in which the net sales originated. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s net sales for the year ended December 31, 2016 was $6,590. Net sales to two of the Company’s major customers for the year ended December 31, 2015 was $8,448. Accounts receivable from two customers amounted to $597 as of December 31, 2016 and from two customers amounted to $1,570 as of December 31, 2015.

NOTE 20—EMPLOYEE BENEFIT PLANS

The Company maintained one defined contribution benefit plan for the years ended December 31, 2016 and 2015 covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans using its forfeiture account and can also make discretionary contributions to the plans.

The Company also maintained defined contribution benefit plans for certain foreign employees. The expense under these plans was $143 and $179 for the years ended December 31, 2016 and 2015, respectively.

NOTE 21—RELATED PARTIES

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2016, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2016 the Company did not record any sales to this customer.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 21—RELATED PARTIES (Continued)

Module-for-Encapsulant Swap Transaction

During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7,487 of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for $7,487. During the third quarter of 2016, the Company increased the amount due by approximately $1,165 to reflect an inadvertent overpayment of modules made to Zhenfa by ReneSola. In October 2016, the Company received bank acceptance notes and cash from Zhenfa for approximately $3,181 in full payment of the balance due under these arrangements.

Debt Settlement Agreement

During the second quarter of 2016, the Company entered into a debt settlement agreement with Zhenfa, a company that is a supplier to Zhenfa and a customer of the Company, and that company’s parent company to settle outstanding accounts receivable due from this company. As part of this four-party transaction, Zhenfa agreed to pay the Company approximately RMB 10,000 (approximately $1,500 as of June 30, 2016) as settlement of a similar amount of outstanding receivables due from the Company’s customer, and the customer’s parent company (Zhenfa’s supplier) agreed to cancel a similar amount of outstanding receivables due from Zhenfa. Final execution was concluded in early July, resulting in application of a previously recorded deposit against the outstanding accounts receivable from this customer. There was a residual receivable due to STR from Zhenfa related to this Debt Settlement Agreement, equal to the difference in the offsetting receivables of approximately RMB 80. The Company received payment for the outstanding balance in October 2016.

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

Mr. Kong attempted to divide his time evenly between his duties with Zhenfa and STR. As a result, the value of Mr. Kong’s services provided was reflected in the Company’s consolidated financial statements. This shared services arrangement was recorded as a non-cash expense in selling, general and administrative expenses and an increase to additional paid-in capital of $56 for year ended December 31, 2016, respectively. Effective June 29, 2016, Mr. Kong was removed by the Company from his position as Vice President, Business Development and General Manager, China and from all other official capacities with the Company and its subsidiaries.

NOTE 22—SUBSEQUENT EVENTS

In light of continued difficulties in the China market on March 7, 2017, the Company made the decision to wind down its China manufacturing operations substantially by the end of the first quarter of 2017. The decision is consistent with ongoing efforts to reorganize its encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and expects to record during the first quarter of 2017 charges for severance, lease termination and other costs of between $100 and $300.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Effective March 4, 2017, Haiyang (Ocean) Yuan resigned as a member of the Board of Directors of STR Holdings, Inc. Mr. Yuan’s resignation was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

PART III

All information in this Part may be found in the Company’s proxy statement (the “Proxy Statement”) to be delivered to stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report in connection with the annual meeting of stockholders (the “Annual Meeting”) and such information is incorporated in this report by reference pursuant to General Instruction G (3) of Form 10-K.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

(a)       List of documents filed as part of this report or incorporated herein by reference:

(1)       Financial Statements:

The following financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

(2)       Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts	80

Schedule II-Valuation and Qualifying Accounts

STR Holdings, Inc. and Subsidiaries

	Beginning Balance	Additions/ Charged to Expenses	Currency Impact	Reductions	Balance at End of Period
Accounts Receivable Allowance for Doubtful Accounts:
Year ended December 31, 2016	$499	2,354	(130)	(83)	$2,640
Year ended December 31, 2015	$833	(255)	(38)	(41)	$499
Tax Valuation Allowance:
Year ended December 31, 2016	$8,880	2,188	—	—	$11,068
Year ended December 31, 2015	$7,424	1,456	—	—	$8,880
Inventory Reserve:
Year ended December 31, 2016	$696	(119)	(31)	(111)	$435
Year ended December 31, 2015	$1,025	1,101	(27)	(1,403)	$696

(3)       Exhibits:

EXHIBIT INDEX

††2.1	Stock Purchase Agreement, dated August 11, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co., Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
3.1	Certificate of Incorporation of STR Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation. ((filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2015 (file no. 001-34529) and incorporated herein by reference).
3.3	Bylaws of the STR Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.1	Form of Indemnification Agreement between STR Holdings, Inc. and each of its directors and executive officers. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.2	2009 Equity Incentive Plan. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
*†10.3	Employment Agreement, dated as of December 7, 2011, between Specialized Technology Resources, Inc. and Robert S. Yorgensen.
†*10.4	Form of STR Holdings, Inc. Restricted Stock Agreement for executive officers that held incentive units in STR Holdings (New) LLC. (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.5	Form of STR Holdings, Inc. Restricted Stock Agreement for other holders of units in STR Holdings (New) LLC. (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.6	Form of Restricted Stock Agreement of STR Holdings, Inc. (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.7	Specialized Technology Resources, Inc. Management Incentive Plan. (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.8	Form of STR Holdings, Inc. Option Award Agreement for executive officers. (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.9	Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference).
†10.10	Executive Severance Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen (filed as Exhibit 10.4 to the Company’s Form 10-Q filed on November 8, 2012 (file no. 001-34529) and incorporated herein by reference).
10.11	Sales Service Agreement, dated as of August 11, 2014, by and between Specialized Technology Resources, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
10.12	Registration Rights Agreement, dated as of December 15, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014 (file no. 001-34529) and incorporated herein by reference).
10.13	Guarantee Agreement, dated as of August 11, 2014, by and between STR Holdings, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
10.14	PhotoCap Supply agreement dated as of December 31, 2014, by and between Specialized Technology Resources Solar (Suzhou) Co., Ltd and Zhangjiagang Huhui Segpv Co., Ltd.
*10.15	Purchase and Sale Agreement dated as of November 18, 2016, by and between Specialized Technology Resources Solar (Malaysia) SDN BHD and Tiong Nam Logistics Solutions SDN BHD.
*21	Subsidiaries of STR Holdings, Inc.
*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.DEF	XBRL Definition Linkbase Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.
††	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)

By:	/s/ Robert S. Yorgensen
	Name:	Robert S. Yorgensen
	Title:	Chairman, President and Chief Executive Officer

Dated: March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Name	Title	Date

By: Name:	/s/ Robert S. Yorgensen Robert S. Yorgensen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017

By: Name:	/s/ Thomas D. Vitro Thomas D. Vitro	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2017

By: Name:	/s/ John A. Janitz John A. Janitz	Director	March 9, 2017

By: Name:	HuiYing Ju	Director

By: Name:	/s/ Andrew M. Leitch Andrew M. Leitch	Director	March 9, 2017

By: Name:	Xin Lin	Director

