Form 10-K/A
period 2016-12-31
STR HOLDINGS, INC.
filed 2017-04-28
CIK 1473597

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $2,546,331 based on the price of the last reported sale of $0.29 per share on the OTCQX Marketplace on that date.

On April 21, 2017, the registrant had 19,311,326 outstanding shares of Common Stock, $0.01 par value per share.

EXPLANATORY NOTE

On March 9, 2017, STR Holdings, Inc. (“we” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. We do not anticipate that our definitive proxy statement involving the election of directors will be filed before April 28, 2017 (i.e., within 120 days after the end of our 2016 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on March 9, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors (the “Board”). Our Bylaws provide that our Board will consist of between three and fifteen directors. Our Board is currently composed of six directors.

On August 11, 2014, the Company entered into a Stock Purchase Agreement (the “ Stock Purchase Agreement”) with Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”), an affiliate of Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”), pursuant to which Zhenfa U.S. acquired approximately 51% of our then outstanding shares of common stock (the “Transaction”) on December 15, 2014 (the “Closing Date”).

Subject in each case to all fiduciary duties of the Board, pursuant to the terms of the Stock Purchase Agreement, until immediately prior to the 2017 annual meeting of stockholders (the “2017 Annual Meeting”), the Company and Zhenfa U.S. agreed that the Board will be comprised of: (i) up to four directors designated by Zhenfa U.S. and reasonably acceptable to the Board (the “Zhenfa Directors”), at least two of whom will be independent, (ii) one director who is also the President or Chief Executive Officer of the Company, and (iii) two directors who are independent directors of the Company as of the date of the Stock Purchase Agreement (including any successors to any such directors who take office after the Closing Date who are nominated, or proposed to the Nominating and Corporate Governance Committee for nomination, by the Special Committee of Continuing Directors) ("Continuing Directors”).

The Company and Zhenfa U.S. have agreed that, from the Closing Date until the 2017 Annual Meeting, all vacancies on the Board created by the cessation of service of a Continuing Director or a Zhenfa Director, as the case may be, shall be filled by a nominee proposed to the Nominating and Corporate Governance Committee, the Special Committee of Continuing Directors or by the remaining Zhenfa Directors or Zhenfa U.S., as the case may be. Any director so nominated and approved shall be considered a Continuing Director or Zhenfa Director, as applicable. Until the 2017 Annual Meeting, the Nominating and Corporate Governance Committee will nominate all Continuing Directors and Zhenfa Directors then serving as director for election as directors at any stockholder meeting called for the election of directors. If, prior to the 2017 Annual Meeting, there is no Continuing Director then serving on the Board, Zhenfa U.S. and the President or Chief Executive of the Company will cooperate to identify and elect two new independent directors, who shall be considered Continuing Directors. Additionally, Zhenfa U.S. has agreed to take all action necessary to vote any shares of common stock then held by it in favor of any nominee for director made pursuant to the terms of the Stock Purchase Agreement.

The information provided below contains information regarding our directors service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Robert S. Yorgensen, 53, has been our Chairman since December 2014 and our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our CEO, Mr. Yorgensen was the Vice President of STR and President of our Solar division since 2007 and has been employed with us for 31 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

Mr. Yorgensen was selected to serve on our Board in light of his substantial experience as President of STR Solar and his 31 year tenure with STR where he has made significant contributions to our research and development, process engineering, business development efforts and led our growth in the solar market.

John A. Janitz, 74, has served on our Board since June 2007. Mr. Janitz is Chairman and Co-founding partner at Evergreen Capital Partners, a financial advisor and investment manager. In this role he also serves as a senior advisor to the private equity firm The Gores Group, where he sources investment opportunities and advises on strategy, technology, manufacturing and operational matters in the industrial sector. Prior to forming Evergreen Capital Partners, Mr. Janitz served as Co-Managing Principal for Questor Partners Funds, a private equity turnaround fund. Mr. Janitz previously served as Chairman - Global Industrial Partners at Credit Suisse, as a member of the Board, President and Chief Operating Officer of NYSE-listed Textron, Inc., as President of Gulf & Western Manufacturing Co., and as Executive Vice President of global automotive technology company TRW Inc. He began his career at Ford Motor Company.

Mr. Janitz is a Continuing Director. His significant financial, investment and operating experience, as well as his membership on public and private boards, allows him to contribute strong leadership to the Board and insights into strategic, capital and operational matters.

HuiYing (Julia) Ju, 49, has served on our Board since March 2016. Ms. Ju has been the General Manager of the International Department of Zhenfa since February 2014, where she is responsible for the development of the international market for Zhenfa, and its affiliates, primarily focused on project development and engineering, procurement and construction services for utility-scale solar farms. In addition, since September 2015, Ms. Ju has served as the Chief Executive Officer and Director of Zhenfa New Energy Pakistan (Pvt) Ltd., an affiliate of Zhenfa, where she is responsible for the development of a 100 megawatt solar project in Pakistan. From May 2004 through December 2013, Ms. Ju served as the Chairman and General Manager of Zhangjiagang SEG PV Co., Ltd., a company engaged in the manufacturing and sale of solar modules. Ms. Ju also served as Sales Manager of WuXi Suntech Power Co., Ltd. from October 2002 through March 2004, and as the Customer Service Manager of German Barmag Machinery Co., Ltd. from April 2000 through October 2002.

Ms. Ju is a Director, nominated by Zhenfa U.S. pursuant to the terms of the Stock Purchase Agreement. Her association with our largest stockholder and her extensive international business and management experience in the solar manufacturing field and knowledge of China brings valuable perspectives to the Board.

Andrew M. Leitch, 73, has served on our Board since our initial public offering in November 2009. Mr. Leitch was a senior partner with Deloitte & Touche LLP for over 27 years, last serving as the Vice Chairman of the Management Committee, Hong Kong from September 1997 through his retirement in March 2000. Mr. Leitch has served as a director, chairman of the board, chairman of the nominating and governance committee, and member of the audit committee and compensation committees of Blackbaud Inc., and as a director and chairman of the audit committee of Cardium Therapeutics Inc. since February 2004 and August 2007, respectively. Mr. Leitch served as director and chairman of the audit committee of Aldila, Inc. from May 2004 through February 2010 and a director of L&L Energy Inc. from February 2011 through August 2011. Mr. Leitch also serves as a director of various private companies. He is a Certified Public Accountant in the state of New York, and a Chartered Accountant in Ontario, Canada.

Mr. Leitch is a Continuing Director. Mr. Leitch has extensive experience as a director of various public and private companies, serving as the chairman of certain boards and audit committees and as a member of certain compensation committees and governance committees, and has extensive understanding of U.S. and international financial accounting principles, systems of internal control and corporate governance principles.

Xin (Cindy) Lin, 44, became one of our directors effective upon the closing of the Zhenfa Transaction on December 15, 2014. Ms. Lin is currently President of Zhen Fa New Energy (U.S.) Co., Ltd., having served in this capacity since April 2013, and is responsible for leading Zhenfa's activities in the U.S., including investment and acquisitions. Ms. Lin has also worked at Medtronic IT since August 2001, where she currently serves as senior principal IT developer, with a primary focus in business intelligence, data management and data analytics. In 2006, Ms. Lin founded L&B International LLC, a consulting firm focusing on providing consulting services in the area of renewable energy development, and is currently its President. Ms. Lin previously worked at the Bank of China in Beijing, China, where she was responsible for international trade settlement and financial instruments for export and import companies.

Ms. Lin is a Director, nominated by Zhenfa U.S. pursuant to the terms of the Stock Purchase Agreement. Her association with our largest stockholder and her extensive experience in the solar industry, knowledge of China, prior general management experience and her significant international business expertise brings valuable perspectives to the Board.

Lenian (Charles) Zha, 54, has served on our board since March 2017. Mr. Zha has served in various positions with Cisco Systems, Inc. (“Cisco”), an information technology products and services provider, since 2000, most recently as a Program Manager, where he manages Cisco Services Compliance. Prior to that, Mr. Zha served as a Business Operations Manager, where he managed business intelligence programs and focused on long-term planning, sales opportunities, revenue/cost and risk analysis and product lifecycle management. Since September 2002, Mr. Zha has also served as the owner and Chief Executive Officer of BiLink, Inc., a provider of business consulting services. Mr. Zha received his Master of Science in Electrical Engineering from the Rose-Hulman Institute of Technology in 1992.

Mr. Zha is an independent Zhenfa Director, nominated by Zhenfa U.S. pursuant to the terms of the Stock Purchase Agreement. Mr. Zha’s extensive engineering and project management experience brings valuable perspectives to the Board.

Executive Officers

Biographical information for our executive officers are included in the Original Form 10-K and is incorporated herein by reference.

Audit Committee

We have a standing Audit Committee. Our Audit Committee currently consists of Messrs. Leitch and Janitz with Mr. Leitch serving as Chair of the Audit Committee. Our former directors, Eugene Cha, Andrew Africk, Dr. Gokalp Bayramoglu and Haiyang Yuan each served as a member of the Audit Committee until their resignation from the Board effective March 14, 2016, June 27, 2016, January 9, 2017 and March 4, 2017, respectively. Mr. Janitz was appointed to fill one of the vacancies on the Audit Committee on July 12, 2016 and served until September 27, 2016. Mr. Yuan and Dr. Bayramoglu were appointed to replace Mr. Janitz and to fill a vacancy on the Audit Committee on September 27, 2016. Mr. Janitz was reappointed to fill a vacancy on the Audit Committee on March 16, 2017.

Our Board affirmatively determined that Messrs. Leitch and Janitz meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and NYSE rules. In addition, our Board has determined that each member of our Audit Committee is financially literate and Mr. Leitch qualifies as our “Audit Committee financial expert.” Mr. Leitch currently serves on the Audit Committee of three public companies (including us).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such filings received by us and the written representations of our officers and directors, with respect to the fiscal year ended December 31, 2016, all applicable Section 16(a) filing requirements were timely met.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2016 and 2015 earned by or paid to our named executive officers during 2016.

Name and Principal Position	Year	Salary ($)(1)	Option Awards $(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert S. Yorgensen	2016	$475,000	$—	$—	$36,002	$511,002
Chairman, President and CEO	2015	$493,269	$650,100	$—	$37,550	$1,180,919

Thomas D. Vitro (5)	2016	$215,000	$—	$44,163	$4,431	$263,594
Vice President, Chief Financial
Officer and Chief Accounting Officer

__________________

(1)	The amounts reported in this column reflect the amounts paid pursuant to Mr. Yorgensen’s employment agreement. For more information regarding this arrangement, see “Employment Agreement”.

(2)	The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 as of the grant date. The grant date fair value of the stock option awards granted to Mr. Yorgensen in 2015 was $0.99 per share. The assumptions used to calculate the amount recognized for this option award is set forth in Note 18 to our audited financial statements. For purposes of the table above, the effects of estimated forfeitures are excluded.

(3)	Represents cash payments under the Company’s Mangement Incentive Plan (“MIP”). Bonuses paid under the 2016 MIP were based on a combination of corporate financial and non-financial goals.

(4)	The amounts reported in this column represent 401(k) and profit sharing contributions to eligible employees, our Section 125 cafeteria plan, term life insurance, disability insurance, long-term care insurance and other personal benefits. The amounts included in that column are included in the table below.

Name	Year	401(k) Match(a)	Section 125 Plan(b)	Term Life Insurance(c)	Disability Insurance(c)	Long-Term Care Insurance(c)
Robert S. Yorgensen	2016	$6,625	$27,607	$795	$468	$507
	2015	$6,250	$29,519	$930	$522	$329

Thomas D. Vitro (5)	2016	$620	$2,058	$778	$468	$507

__________________

(a)	Reflects amounts of contributions paid to such executive under 401(k) matching plan for eligible employees.

(b)	We maintain a Section 125 cafeteria plan that allows our employees to set aside pre-tax dollars to pay for certain benefits. This amount represents payments made by us on the employee’s behalf towards a Section 125 cafeteria benefits plan.

(c)	Represents premiums paid by us for applicable insurance policies.

(5)	Mr. Vitro became Chief Financial Officer of the Company on January 1, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2016.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Robert S. Yorgensen	218,889	437,778	1.52	2/6/2025
Thomas D. Vitro	—	—	—	—

__________________

(1)	The options vest one-third on each of the anniversaries of the date of grant, which was February 5, 2015.

Pension Benefits

In the year ended December 31, 2016, our named executive officers received no pension benefits and had no accumulated pension benefits.

Nonqualified Deferred Compensation

We had no deferred compensation arrangements with our named executive officers as of December 31, 2016.

Employment Agreements

We entered into an employment agreement with Mr. Yorgensen, effective January 1, 2012, in connection with his appointment as the Company’s President and Chief Executive Officer. Pursuant to the agreement, his annual base salary is $475,000 subject to annual discretionary increases, and he is eligible to participate in the Company’s (i) management incentive plan with an annual performance bonus target of at least 80% of his annual base salary and (ii) long-term incentive plan awards, in each case based upon performance goals set by our Board for a particular fiscal year.

We entered into an employment offer letter (the “Offer Letter”) with Mr. Vitro, dated December 1, 2015. The Offer Letter provides for an initial base salary for Mr. Vitro of $215,000. Under the terms of the Offer Letter, Mr. Vitro is eligible to receive an annual performance bonus pursuant to the Company’s management incentive plan, with a target bonus amount of at least 45% of his annual base salary, and he is generally entitled to participate in benefit plans and programs, if any, on the same terms as other similarly situated employees. Under the Offer Letter, Mr. Vitro is entitled to receive certain benefits upon termination of employment. If Mr. Vitro is terminated without “Cause” or he terminates his employment for “Good Reason” (as such terms are defined in the Offer Letter) prior to July 1, 2016, Mr. Vitro will receive six months of base salary and benefits (minus the value of salary and benefits actually received between January 1, 2016 and June 30, 2016), plus a pro rata portion of any bonus earned under the Company’s management incentive plan. If Mr. Vitro is terminated without “Cause” or if he terminates his employment for “Good Reason” on or after July 1, 2016, Mr. Vitro will be entitled to standard Company severance of one week of salary per year of service.

Severance Agreements

We entered into a severance agreement with Mr. Yorgensen, effective October 1, 2012 (the “Severance Agreements”). The settlement Agreement sets forth certain payments and benefits for Mr. Yorgensen in the event of the termination of his employment under various circumstances. The Severance Agreement will remain in effect until October 1, 2018 and will automatically renew for successive one year periods unless the Company or the executive provides notice of termination at least 90 days prior to October 1st of the preceding year. Notwithstanding the foregoing, the term of the Severance Agreement may not expire before a date that is 18 months after a Change of Control (as defined in the Severance Agreement) that occurs during the term of the Severance Agreement. To the extent applicable, the Severance Agreement supersedes and replaces the severance provisions set forth in Mr. Yorgensen’s employment agreement with the Company.

The Severance Agreement provides, among other things, that, if Mr. Yorgensen is terminated by the Company for any reason, he is entitled to his full base salary through the date of termination at the rate in effect immediately prior to such termination date, as well as all compensation and benefits due to the executive under the terms of the Company’s benefit plans, programs and arrangements in effect immediately prior to the termination date.

If Mr. Yorgensen is terminated by the Company without “cause” (as such term is defined in the Severance Agreement) or if he terminates his employment with “good reason” (as such term is defined in the Severance Agreement), other than during a “change in control severance period” (as such term is defined in the Severance Agreement), he is entitled to receive the payments described above plus (i) the sum of 2.0 times his base salary; (ii) a pro rata portion of any bonus payment he would have been eligible to receive for the performance year during which the termination date occurs; (iii) up to 24 months of payments in the amount required for continuation of COBRA plans and other benefits; (iv) prepayment of all life insurance premiums for 24 months plus the transfer of ownership of all rights of ownership of such arrangements; (v) payments for reasonable outplacement services for up to 24 months; and (vi) the reimbursement of reasonable legal fees and expenses incurred by the executive in disputing in good faith issues relating to the termination of employment or obtaining or enforcing any benefit provided under the Severance Agreement.

If Mr. Yorgensen is terminated by the Company without cause or if he terminates his employment with good reason during a change in control severance period, he is entitled to (i) the sum of 2.0 times his base salary; (ii) his target bonus for the performance year during which the termination date occurs; and (iii) the continued COBRA benefits, life insurance benefits, and outplacement services for up to 24 months and legal fees described above. The change of control severance period is the period commencing 90 days prior to a change in control (as such term is defined in the Severance Agreement) and ending one year following a change in control.

Retention Bonus Agreement

On March 17, 2017, the Company entered into a Retention Bonus Agreement (the “Retention Bonus Agreement”) with Mr. Vitro, in recognition of the importance of his continued service to the Company as the Company undertakes a review of its strategic direction. Under the terms of the Retention Bonus Agreement, if Mr. Vitro remains continuously employed by the Company through the periods (each, a “Retention Period” and collectively, the “Retention Periods”) commencing on March 17, 2017 and ending on each of December 31, 2017, June 30, 2018 and December 31, 2018 (each, an “Outside Date” and collectively, the “Outside Dates”), the Company will pay to Mr. Vitro an amount equal to $100,000, for the Retention Period ending on December 31, 2017, $50,000 for the Retention Period ending on June 30, 2018, and $50,000 for the Retention Period ending on December 31, 2018 (each, a “Retention Bonus” and collectively, the “Retention Bonuses”).

Mr. Vitro will earn the Retention Bonus for a Retention Period only if he is actively employed by the Company throughout such Retention Period, including on the Outside Date for such Retention Period; provided, however, that if Mr. Vitro’s employment with the Company is terminated by the Company without Cause (as such term is defined in the Retention Bonus Agreement), or by Mr. Vitro for Good Reason (as such term is defined in the Retention Bonus Agreement), then Mr. Vitro will be entitled to receive the applicable Retention Bonus for the applicable Retention Period. If Mr. Vitro’s employment is terminated by the Company with Cause or by Mr. Vitro without Good Reason, Mr. Vitro will not receive a Retention Bonus for the Retention Period during which his employment was terminated, or for any subsequent Retention Period. The Retention Bonus will be paid in one lump sum cash payment within five (5) business days following the completion of the applicable Retention Period.

Non-Competition and Non-Solicitation

Mr. Yorgensen entered into non-competition and non-solicitation agreements with us. Pursuant to such agreements, Mr. Yorgensen agreed not to compete with us for twenty-four (24) months following his date of termination. In addition, Mr. Yorgensen may not solicit any of our employees during the term of his non-competition period. We have the option to extend Mr. Yorgensen’s non-competition and non-solicitation period for an additional year. If we extend the non-competition and non-solicitation period for Mr. Yorgensen, we must provide six months’ notice to him, pay him his annual base salary, payable over 12 months, and extend his participation in our health, life insurance, and retirement plans through the extended period.

Annual Incentive Awards

The Management Incentive Plan provides our named executive officers, as well as other key managers, with performance based cash bonuses based on the achievement of a combination of financial and non-financial corporate goals that are established each year by the Board of Directors. Target payout levels are expressed as a percentage of base salary and are established for each participant. The target payout levels for Mr. Yorgensen and Mr. Vitro were 80% and 45% of base salary, respectively.

The financial goals under the 2016 MIP for our named executive officers were primarily focused on the achievement of sales, EBITDA and cash balance targets, as well as multiple non-financial goals. No payout was made for a financial target if the Company achieved an actual result equal to less than 80% of such financial target. Non-financial corporate goals included targets related to the expansion and development of the business.

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

In 2016, compensation for all independent directors of the Company was as follows:

•	a base annual retainer of $31,500 in shares of the Company’s common stock, issued quarterly, in arrears, which shares vest immediately upon issuance and will be pro-rated for any partial quarter (beginning in fiscal 2017, this base annual retainer was modified so as to be payable 50% in shares of common stock and 50% payable in cash);

•	shares of the Company’s common stock having a fair market value of $27,000; to be issued annually following the Company’s annual meeting of stockholders and to vest upon the earlier of the first anniversary of the date of issuance or the day before the date of the next annual meeting of stockholders, assuming continued service by such director, pro-rated for any partial quarter;

•	an annual payment of $25,000 in cash to the chair of the Audit Committee of the Board; $12,500 in cash to the Chair of each of the Compensation Committee of the Board and Nominating and Corporate Governance Committee of the Board; and $10,000 to each member of the Special Committee of Continuing Directors, each payable quarterly in arrears and pro-rated for any partial quarter; and

•	a fee of $1,200 in cash for each meeting of the Board and any committee thereof attended (up to eight Board of Directors meetings and eight meetings of each committee per year).

The Company also reimburses all directors for reasonable expenses incurred to attend meetings of our Board or committees.

Director Compensation Table. The following table sets forth all director compensation information for the year ended December 31, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total Compensation ($)
Andrew D. Africk (3)	7,200	18,124	25,324
Dr. Gokalp D. Bayramoglu (4)	4,800	41,808	46,608
Eugene C. Cha (5)	1,200	7,875	9,075
John A. Janitz	59,000	61,220	120,220
HuiYing (Julia) Ju	—	—	—
Andrew M. Leitch	60,200	61,220	121,420
Xi (Cindy) Lin	—	—	—
Robert Yorgensen	—	—	—
Haiyang (Ocean) Yuan (6)	7,200	42,750	49,950

(1)	Represents the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718 as of the grant date. The grant date fair value for the stock awards granted to each of the non-employee directors (other than directors affiliated with Zhenfa) in 2016 is set forth in footnote 2 below. The assumptions used to calculate the amount recognized for these restricted stock awards set forth in Note 18 to the Company’s audited financial statements. For purposes of the table above, the effects of estimated forfeitures are excluded.
(2)	The number of shares issued and their grant date fair values were as follows: Mr. Africk, 26,250 shares, 11,824 shares and 25,962 shares at $0.30, $0.23 and $0.29 per share on the date of issuance, respectively; Dr. Bayramoglu, 31,515 shares, 142,105 shares and 52,500 shares at $0.22, $0.19 and $0.15 per share on the date of issuance, respectively; Mr. Cha, 21,346 shares at $0.30 per share on the date of issuance; Mr. Janitz, 26,250 shares, 11,824 shares, 27,155 shares, 35,795 shares, 142,105 shares and 52,500 shares at $0.30, $0.23, $0.29, $0.22, $0.19 and $0.15 per share on the date of issuance, respectively; Mr. Leitch, 26,250 shares, 11,824 shares, 27,155 shares, 35,795 shares 142,105 shares and 52,500 shares at $0.30, $0.23, $0.29, $0.22, $0.19 and $0.15 per share on the date of issuance, respectively; Mr. Yuan, 16,730 shares, 142,105 shares and 52,500 shares at $0.22, $0.19 and $0.15 per share on the date of issuance, respectively.
(3)	Mr. Africk resigned effective June 27, 2016. His unvested option awards as of June 27, 2016 were cancelled as of this date.
(4)	Dr. Bayramoglu resigned effective January 9, 2017. His unvested restricted stock awards as of January 9, 2017 were cancelled as of this date.
(5)	Mr. Cha resigned effective March 14, 2016. His unvested option awards as of March 14, 2016 were cancelled as of this date.
(6)	Mr. Yuan resigned effective March 4, 2017. His unvested restricted stock awards as of March 4, 2017 were cancelled as of this date.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based upon the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage of beneficial ownership is based upon 19,311,326 shares of common stock outstanding as of April 21, 2017. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 21, 2017, (“presently exercisable stock options”) are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the address for each holder listed below is STR Holdings, Inc., 10 Water Street, Enfield, CT 06082.

Name of beneficial owner	Amount and nature of ownership	Percentage of class
Zhen Fa New Energy (U.S.) Co., Ltd. (1)	9,210,710	47.7%
Zha Zhengfa (1)	9,210,710	47.7%
Downriver Capital Management, LLC (2)	1,728,462	9.0%
T. Rowe Price Associates, Inc. (3)	1,313,707	6.8%
Robert S. Yorgensen	597,595	3.0%
John A. Janitz	556,272	2.9%
Andrew M. Leitch	492,955	2.6%
Lenian (Charles) Zha	94,689	*
HuiYing (Julia) Ju	—	*
Xi (Cindy) Lin	—	*
All directors and executive officers as a group	1,741,511	8.7%

__________________

*	Less than one percent of the outstanding shares of our common stock.
(1)	Information in the table and this footnote is based solely upon information contained in a filing of Schedule 13G filed with the SEC by Zhen Fa New Energy (U.S.) Co., Ltd. on December 18, 2014. Zha Zhengfa, due to his 98% indirect ownership of Zhen Fa New Energy (U.S.) Co., Ltd., may be deemed to possess sole voting power and sole dispositive power over 9,210,710 shares of common stock beneficially owned by Zhen Fa New Energy (U.S.) Co., Ltd. The 9,210,710 shares of common stock over which Zhen Fa New Energy (U.S.) Co., Ltd. and Mr. Zhengfa reported that they may be deemed to have share voting rights representing approximately 50.9% of the shares of common stock outstanding. The principal business address of Zhen Fa New Energy (U.S.) Co., Ltd. is 2422 W. Remington Place, Chandler, Arizona 85286. The principal business address of Mr. Zhengfa is 27th Floor, No. 4 Gemini Building, No. 12 North Qingfeng Road, Yubei Disrict, Chongqing City, China.
(2)	Information in the table and this footnote is based solely upon information contained in a filing of Schedule 13G filed with the SEC by Downriver Capital Management, LLC on February 2, 2016. As of December 31, 2016, Downriver Capital Management, LLC had sole dispositive power over 1,728,462 shares and sole voting power over 1,728,462 shares. The principal business address of Downriver Capital Management, LLC is 1310 N. Maple Street, Spokane, Washington 99201.
(3)	Information in the table and this footnote is based solely upon information contained in a joint filing of Schedule 13G filed with the SEC by T. Rowe Price Associates, Inc. and T. Rowe Price Science & Technology Fund, Inc. on February 9, 2016. As of December 31, 2016, T. Rowe Price had sole dispositive power over 1,313,707 shares and sole voting power over 236,075 shares. The principal business address of T. Rowe Price is 100 East Pratt Street, Baltimore, Maryland 21202.

EQUITY COMPENSATION PLAN

The following table summarizes common stock that may be issued under our existing equity compensation plan as of December 31, 2016:

	Common shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Common shares available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by STR stockholders(2)	—	—	1,231,005
Equity compensation plans not approved by STR stockholders	N/A	N/A	N/A
Totals	—	—	1,231,005

__________________

(1)	Includes shares issuable pursuant to the exercise of stock options.
(2)	STR Holdings, Inc. 2009 Equity Incentive Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The Board, with the assistance of the Nominating and Corporate Governance Committee, conducted an evaluation of director independence, based primarily on a review of the responses of the directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships with the Company, including those relationships described under this “Item 13. Certain Relationships and Related Transactions, and Director Independence -- Certain Relationships and Related Person Transactions” of this Amendment, and on discussions with the Board.

Our Board affirmatively determined that Messrs. Janitz, Leitch and Zha are independent directors, and that Messrs. Janitz and Leitch, as current members of our Audit Committee, are also independent directors as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Certain Relationships and Related Person Transactions

Set forth below is a description of certain relationships and related person transactions between us and our directors, executive officers and holders of more than 5% of our voting securities since January 1, 2016. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Zhenfa Transaction. Certain agreements between the Company and Zhenfa U.S. set forth in the Stock Purchase Agreement relating to the election of members of the Board and their appointment to Board committees are set forth under Item 10, above.

In addition, the Stock Purchase Agreement provides that from the December 15, 2014 Closing Date through the date of the 2017 Annual Meeting, unless otherwise consented to by Zhenfa U.S. and the Special Committee of Continuing Directors, the Company will: (i) continue to file all required reports with the SEC; (ii) continue to carry on its business as a manufacturer of solar panel encapsulant products in the ordinary course consistent with past practice; and (iii) use commercially reasonable efforts to preserve substantially intact its present business organization, and to continue the employment and services of our current executive officers and key technical personnel.

The Company also entered into a guarantee agreement (the “Guarantee Agreement”) with Zhenfa pursuant to which Zhenfa agreed to guarantee all obligations of Zhenfa U.S. under the Stock Purchase Agreement, including but not limited to, the payment of the purchase price and the performance of all covenants and agreements of Zhenfa U.S in the Stock Purchase Agreement.

In connection with the closing of the Transaction, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Zhenfa U.S. that, among other things, requires the Company to register the Purchased Shares, at the Company’s expense, upon the request of Zhenfa U.S. or certain transferees of Zhenfa U.S.

Sales Service Agreement. In connection with the execution of the Stock Purchase Agreement, Specialized Technology Resources, Inc., our operating subsidiary, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa, whereby Zhenfa has agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provided us a two-year option to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, which expired on December 15, 2016. The Sales Service Agreement became effective on the Closing Date, has an initial term of two years following the Closing Date and is automatically extended for one year periods, unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of our outstanding Common Stock.

For further information on the Purchase Agreement, Sales Service Agreement, the Guarantee Agreement, Registration Rights Agreement, the Zhenfa Transaction or Zhenfa please refer to the proxy filed on October 8, 2014 with the SEC.

Module-for-Encapsulant Swap Transaction. During the second quarter of 2015, the Company entered into a module-for-encapsulant swap transaction with Zhenfa and Zhejiang ReneSola Jiangsu Co., Ltd. (“ReneSola”) to settle outstanding accounts receivable due from ReneSola. As part of this three-party transaction, the Company agreed to accept solar modules as settlement of approximately $7.5 million of outstanding receivables from ReneSola, and Zhenfa agreed to purchase these modules from the Company for approximately $7.5 million. During the third quarter of 2016, the Company increased the amount due by approximately $1.2 million to reflect an inadvertent overpayment of modules made to Zhenfa by ReneSola. In October 2016, the Company received bank acceptance notes from Zhenfa for approximately $3.2 million in full payment of the balance due under these arrangements.

Debt Settlement Agreement. During the second quarter of 2016, the Company entered into a debt settlement agreement with Zhenfa, a company that is a supplier to Zhenfa and a customer of the Company, and that company’s parent company to settle outstanding accounts receivable due from this customer. As part of this four-party transaction, Zhenfa agreed to pay the Company approximately RMB 10.0 million (approximately $1.5 million as of June 30, 2016) as settlement of a similar amount of outstanding receivables due from the Company’s customer, and the customer’s parent company (Zhenfa’s supplier) agreed to cancel a similar amount of outstanding receivables due from Zhenfa. Final execution was concluded in early July, resulting in application of a previously recorded deposit against the outstanding accounts receivable from this customer. There was a residual receivable due to STR from Zhenfa related to this Debt Settlement Agreement, equal to the difference in the offsetting receivables of approximately RMB 80,000. The Company received payment for the outstanding balance in October 2016.

Employment of Zhenfa Personnel. On July 27, 2015, the Company announced the appointment of Mr. Kong Weijie as Vice President, Business Development and General Manager, China, effective August 1, 2015. At the time, Mr. Kong was an officer of Zhenfa. The services of Mr. Kong were provided by Zhenfa, at no charge to the Company, pursuant to the terms of the Zhenfa Sales Service Agreement.

Mr. Kong attempted to divide his time evenly between his duties with Zhenfa and STR. As a result, the value of Mr. Kong’s services provided was reflected in the Company’s consolidated financial statements. This shared services arrangement was recorded as a non-cash expense in selling, general and administrative expenses and an increase to additional paid-in capital of $56,000 for year ended December 31, 2016. Effective June 29, 2016, Mr. Kong ceased to be employed by us.

Huhui Contract. The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2016, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2016 the Company did not record any sales to this customer.

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

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us to date for the audit and other services provided by UHY LLP during the fiscal year ended December 31, 2016:

2016
Audit Fees(1)	$224,000
Audit-Related Fees(2)	13,000
Tax Fees	—
All Other Fees(3)	—
Total	$237,000

__________________

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements in connection with the statutory and regulatory filings or engagements for the 2016 fiscal year.
(2)	2016 fees represent the aggregate fees billed for an employee benefit plan audit.
(3)	Represents the aggregate fees billed for all products and services provided that are not included under “audit fees”, “audit-related fees or “tax fees”.

The following table sets forth the aggregate fees billed to us for the audit and other services provided by UHY LLP during the fiscal year ended December 31, 2015:

2015
Audit Fees(1)	$205,000
Audit-Related Fees(2)	10,500
Tax Fees	22,600
All Other Fees(3)	10,866
Total	$248,966

__________________

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

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent auditor, subject to exceptions for de minimis fees related to non-audit services set forth in the applicable rules of the Commission. Each year, the Audit Committee approves the propsed services, including the nature, type and scope of services to be performed by the independent auditor during the fiscal year and the related fees. Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

The services related to Audit-Related Fees, Tax Fees, and All Other Fees presented in the above table were approved by the Audit Committee pursuant to pre-approval provisions set forth in the applicable rules of the Commission without resort to a waiver of such pre-approval provisions.

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

__________________

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)

By:	/s/ Robert S. Yorgensen
	Name:	Robert S. Yorgensen
	Title:	Chairman, President and Chief Executive Officer

Dated: April 28, 2017

