Form 10-Q
period 2017-03-31
STR HOLDINGS, INC.
filed 2017-05-11
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☒
Emerging growth company filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). YES ☐ NO ☒

At April 30, 2017, there were 19,311,326 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three Months Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,418	$12,379
Bank acceptance notes	1,751	3,360
Accounts receivable, trade, less allowances for doubtful accounts of $2,496 and $2,640 in 2017 and 2016, respectively	3,196	2,989
Inventories, net	1,935	1,847
Prepaid expenses	1,060	972
Other current assets	1,278	1,095
Total current assets	20,638	22,642
Property, plant and equipment, net	8,117	7,974
Assets held for sale (Note 8)	5,650	6,090
Other long-term assets	141	140
Total assets	$34,546	$36,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,607	$1,500
Accrued liabilities (Note 9)	2,966	2,617
Income taxes payable	994	993
Due to factor	417	381
Total current liabilities	5,984	5,491
Total liabilities	5,984	5,491
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000,000 shares authorized; 19,256,733 and 19,255,493 issued and outstanding, respectively, in 2017 and 18,335,492 and 18,334,252 issued and outstanding, respectively, in 2016	189	187
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	231,749	231,627
Accumulated deficit	(197,018)	(193,971)
Accumulated other comprehensive loss, net	(6,301)	(6,431)
Total stockholders’ equity	28,562	31,355
Total liabilities and stockholders’ equity	$34,546	$36,846

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended March 31,
	2017	2016
Net sales	$3,713	$6,423
Cost of sales	4,210	6,824
Gross loss	(497)	(401)
Selling, general and administrative expenses	1,981	1,909
Research and development expense	314	327
(Recovery) provision for bad debt expense	(165)	425
Operating loss	(2,627)	(3,062)
Interest expense, net	(4)	(11)
Other expense, net	(426)	-
Gain on disposal of fixed assets	3	-
Foreign currency transaction loss	(11)	(88)
Loss from operations before income tax benefit	(3,065)	(3,161)
Income tax benefit from operations	(18)	(214)
Net loss from operations	$(3,047)	$(2,947)
Net loss	$(3,047)	$(2,947)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $52 and $193, respectively)	130	397
Other comprehensive loss	130	397
Comprehensive loss	$(2,917)	$(2,550)
Net loss per share (Note 4):
Basic from operations	$(0.16)	$(0.16)
Basic	$(0.16)	$(0.16)

Diluted from operations	$(0.16)	$(0.16)
Diluted	$(0.16)	$(0.16)
Weighted–average shares outstanding (Note 4):
Basic	18,795,927	18,265,845
Diluted	18,795,927	18,265,845

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(3,047)	$(2,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	340	474
Stock-based compensation expense	120	159
Gain on disposal of fixed assets	(3)	-
(Recovery) provision for bad debt expense	(165)	425
Impairment of assets held for sale	440	-
Provision for deferred taxes	(70)	(214)
Changes in operating assets and liabilities:
Accounts receivable	(12)	(556)
Inventories, net	(63)	1,360
Other current assets	1,244	(1,055)
Accounts payable	90	257
Accrued liabilities	556	93
Income taxes payable	1	5
Other, net	(88)	(92)
Total net cash used in operating activities	(657)	(2,091)

INVESTING ACTIVITIES
Capital investments	(351)	(9)
Total net cash used in investing activities	(351)	(9)

FINANCING ACTIVITIES
Shared services arrangement with Zhenfa	-	28
Factoring arrangement	29	908
Total net cash provided by financing activities	29	936
Effect of exchange rate changes on cash	18	92

Net change in cash and cash equivalents	(961)	(1,072)
Cash and cash equivalents, beginning of period	12,379	7,703
Cash and cash equivalents, end of period	$11,418	$6,631

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in STR Holdings, Inc.’s (the “Company”) Annual Report on Form 10–K filed with the SEC on March 9, 2017. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

On December 1, 2016, the Company was notified by the OTCQX that the Company did not meet the OTCQX Requirements for Continued Qualification found in Section 3.2 of the OTCQX Rules for U.S. Companies due to the Company failing to maintain a market capitalization of at least $5,000 for at least one of every 30 consecutive calendar days. The OTCQX granted the Company a 60 day extension beginning on January 3, 2017 with a re-evaluation on or after February 28, 2017. The Company’s market capitalization did not return to at least $5,000, and following that re-evaluation the Company’s stock began trading on the OTCQB market effective April 3, 2017.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that the Company believes will have an impact on its consolidated financial statements.

NOTE 3—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD.

The Company has entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”) and its affiliate, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”).

Purchase Agreement and Special Dividend

On August 11, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Zhenfa U.S., pursuant to which Zhenfa U.S. acquired approximately 51% of the Company’s then outstanding shares of common stock (the “Transaction”) on December 15, 2014 (the “Closing Date”).

The Company also entered into a guarantee agreement (the “Guarantee Agreement”) with Zhenfa pursuant to which Zhenfa agreed to guarantee all obligations of Zhenfa U.S. under the Purchase Agreement, including but not limited to, the payment of the purchase price and the performance of all covenants and agreements of Zhenfa U.S in the Purchase Agreement.

In connection with the closing of the Transaction, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Zhenfa U.S. that, among other things, requires the Company to register the shares acquired by Zhenfa U.S. in the Transaction, at the Company’s expense, upon the request of Zhenfa U.S. or certain transferees of Zhenfa U.S.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—TRANSACTION WITH ZHEN FA NEW ENERGY (U.S.) CO., LTD. AND ZHENFA ENERGY GROUP CO., LTD. (Continued)

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement (the “ Sales Service Agreement”) with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provided the Company a two-year option, which expired on December 15, 2016, to lease a Zhenfa-owned manufacturing facility rent free for a period of five years, The Sales Service Agreement became effective on the Closing Date for an initial term of two years, and automatically extends for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

NOTE 4—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended March 31,
	2017	2016
Basic and diluted net loss per share
Numerator:
Net loss	$(3,047)	$(2,947)
Denominator:
Weighted–average shares outstanding	18,795,927	18,265,845
Add:
Dilutive effect of stock options	-	-
Dilutive effect of restricted common stock	-	-
Weighted–average shares outstanding with dilution	18,795,927	18,265,845

Net loss per share:
Basic	$(0.16)	$(0.16)
Diluted	$(0.16)	$(0.16)

Due to the loss from operations for the three months ended March 31, 2017 and 2016, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 and 1,332,442 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5—BANK ACCEPTANCE NOTES

Customers in China may settle their accounts with bank acceptance notes, which are draft instruments that are guaranteed to be paid at maturity by the issuing bank. Upon receipt of the bank acceptance note, the Company can elect to hold the instrument until maturity and receive full face value, discount it with the bank for a fee, or transfer it at full face value to suppliers who will accept the note as settlement of the Company’s accounts payable balance with them.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—BANK ACCEPTANCE NOTES (Continued)

Bank acceptance notes consists of the following:

	March 31, 2017	December 31, 2016
Balance as of beginning of period	$3,360	$92
Received from customers	552	7,030
Converted to cash	(1,452)	-
Paid to suppliers	(737)	(3,756)
Foreign exchange impact	28	(6)
Balance as of end of period	$1,751	$3,360

All of the bank acceptance notes as of March 31, 2017 mature prior to June 30, 2017. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of March 31, 2017, the annual effective discount rate for all of the bank acceptance notes was 5.5%.

NOTE 6—INVENTORIES

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Finished goods	$559	$470
Raw materials	1,554	1,812
Reserve	(178)	(435)
Inventories, net	$1,935	$1,847

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

At March 31, 2017 and December 31, 2016, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of March 31, 2017. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 8—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Johor, Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility. In the first six months of 2016, the Company received and ultimately accepted an offer for RM25,000 ($5,650 as of March 31, 2017) for the land-use right and building, subject to completion of definitive documentation. In November 2016, the formal purchase and sale agreement was executed. Closing of the transaction is subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—ASSETS HELD FOR SALE (Continued)

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016 as assets held for sale. An impairment loss of $440, related to the foreign currency fluctuation of the Ringgit, was recorded in the Company’s condensed consolidated statement of comprehensive loss in other expense, net during the first quarter of 2017.

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2017	December 31, 2016
Product performance (see Note 10)	$-	$21
Salary and wages	305	310
Accrued bonus	376	270
Professional fees	584	535
Restructuring severance and benefits (see Note 11)	323	269
Environmental (see Note 10)	57	57
Accrued franchise tax	59	66
Client deposits	970	922
Accrued income tax	53	-
Other	239	167
Total	$2,966	$2,617

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

The Company has accrued for specific product performance matters incurred in 2017 and 2016 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets was $0 and $1 as of March 31, 2017 and December 31, 2016, respectively.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the condensed consolidated balance sheets was $57 as of March 31, 2017 and December 31, 2016.

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

As of the date of this filing, the Company has filed its statement of defense, as well as its technical report related to the claim, and is in compliance with the requirements of the court relative to the claim. A trial was held on April 6, 2017 in Oviedo, Spain. The Company is currently awaiting a ruling from the court. The Company believes it has meritorious defenses and does not believe a loss is probable or can be reasonably estimated. As such, no accrual relating to this complaint was recorded as of March 31, 2017 and December 31, 2016.

NOTE 11—COST–REDUCTION ACTIONS

In June 2016, the Company eliminated certain positions at its Spain facility, effective July 5, 2016. The Company recorded $121 of severance and benefits in cost of sales and $108 of severance and benefits in selling, general and administrative expenses during 2016.

In light of continued difficulties in the China market, on March 7, 2017 the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision is consistent with ongoing efforts to reorganize its encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $136 of severance charges during the first quarter of 2017.

The restructuring accrual consists of $323 for severance and benefits as of March 31, 2017. A rollforward of the severance and other exit cost accrual activity is as follows:

	March 31, 2017	March 31, 2016
Balance as of beginning of period	$269	$268
Additions	136	2
Reductions	(82)	(17)
Balance as of end of period	$323	$253

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

•	Level 1-quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of March 31, 2017:

	Financial assets and liabilities at fair value as of March 31, 2017
	Level 1	Level 2	Level 3
Money market funds (1)	$6,027	$-	$-
Bank acceptance notes (2)	$1,751	$-	$-
Non-recurring fair value measurements (3)	$-	$-	$5,650
Total	$7,778	$-	$5,650

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2016:

	Financial assets and liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3
Money market funds (1)	$7,429	$-	$-
Bank acceptance notes (2)	$3,360	$-	$-
Non-recurring fair value measurements (3)	$-	$-	$6,090
Total	$10,789	$-	$6,090

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.
(2)	Refer to Note 5 for further information.
(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 8 for further information.

NOTE 13—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U, who was later acquired by Credit Agricole Leasing and Factoring sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 ($1,598 as of March 31, 2017), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of March 31, 2017 and December 31, 2016 the Company has recorded $417 and $381, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

NOTE 14—INCOME TAXES FROM OPERATIONS

There is no provision or benefit for federal, foreign, or state income taxes for the three months ended March 31, 2017 other than the $18 income tax benefit resulting from an intraperiod tax allocation between operations and other comprehensive income. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2017 and December 31, 2016.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—INCOME TAXES FROM OPERATIONS (Continued)

There was no provision or benefit for federal, foreign, or state income taxes for the three months ended March 31, 2016 other than the $214 income tax benefit resulting from an intraperiod tax allocation between operations and other comprehensive income.

NOTE 15—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2017 are as follows:

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Loss	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	18,669,927	$187	1,240	$(57)	$231,627	$(6,431)	$(193,971)	$31,355
Stock–based compensation	210,000	2	-	-	122	-	-	124
Net loss	-	-	-	-	-	-	(3,047)	(3,047)
Foreign currency translation, net of tax	-	-	-	-	-	130	-	130
Balance at March 31, 2017	18,879,927	$189	1,240	$(57)	$231,749	$(6,301)	$(197,018)	$28,562

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2017, there were 19,256,733 shares issued and 19,255,493 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 19,255,493 shares outstanding are 18,879,927 shares of common stock and 375,566 shares of unvested restricted common stock.

NOTE 16—STOCK–BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options (collectively, “options”), stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards (collectively, the “awards”). The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from the date of grant. There were 1,214,423 shares available for grant under the 2009 Plan as of March 31, 2017.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK–BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2017:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2016	1,121,332	$1.52	-	$0.99	$(1,472)
Options granted	-	$-	-	$-	$-
Exercised	-	$-	-	$-	$-
Cancelled/forfeited	-	$-	-	$-	$-
Balance at March 31, 2017	1,121,332	$1.52	7.86	$0.99	$(1,472)
Vested and exercisable as of March 31, 2017	747,552	$1.52	7.86	$0.99	$(982)
Vested and exercisable as of March 31, 2017 and expected to vest thereafter	1,105,359	$1.52	7.86	$0.99	$(1,451)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.21 of the Company’s common stock on March 31, 2017.

As of March 31, 2017, there was $308 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the three months ended March 31, 2017.

The following table summarizes the restricted shares activity of the Company for the three months ended March 31, 2017:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2016	568,420	$-
Granted	301,356	$-
Vested	(210,000)	$0.15
Cancelled	(284,210)	$-
Unvested at March 31, 2017	375,566	$-
Expected to vest after March 31, 2017	375,566	$-

As of March 31, 2017, there was $48 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK–BASED COMPENSATION (Continued)

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for operations:

	Three Months Ended March 31,
	2017	2016
Cost of sales	$—	$—
Selling, general and administrative expense	$120	$159
Research and development expense	$—	$—
Total stock-based compensation expense	$120	$159

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280-10-50 Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Since the Company has one product, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long-term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss from operations before interest income and expense, income tax expense, depreciation, stock-based compensation expense, restructuring and certain non-recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended March 31,
	2017	2016
Reconciliation of Adjusted EBITDA to Net Loss from Operations
Adjusted EBITDA	$(2,027)	$(2,515)
Depreciation	(340)	(474)
Interest (expense) income, net	(4)	(11)
Income tax benefit (expense)	18	214
Restructuring	(137)	(2)
Stock-based compensation	(120)	(159)
Impairment of fixed assets held for sale	440	-
Gain (loss) on disposal of fixed assets	3	-
Net Loss from Operations	$(3,047)	$(2,947)

Operations by Geographic Area

	Three Months Ended March 31,
	2017	2016
Net Sales
Spain	$1,712	$3,847
China	1,991	2,565
United States	10	11
Total Net Sales	$3,713	$6,423

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long–Lived Assets by Geographic Area

	March 31, 2017	December 31, 2016
Long-Lived Assets
United States	$1,428	$1,448
Spain	5,959	5,990
China	729	535
Hong Kong	1	1
Total Long–Lived Assets	$8,117	$7,974

Foreign sales are based on the country in which the sales originated. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2017 was $700. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2016 was $1,933.

Accounts receivable from one customer amounted to $591 as of March 31, 2017 and accounts receivable from two customers amounted to $597 as of December 31, 2016.

NOTE 18—RELATED PARTIES

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of March 31, 2017, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017 the Company did not record any sales to this customer.

NOTE 19—SUBSEQUENT EVENT

In April 2017, the Company’s China subsidiary received an interim payment of RMB5,000 ($726 as of April 30, 2017) from our local China insurance carrier related to the existing fire insurance claim. This payment does not represent a final settlement, and the Company continues to work with its agents and the carrier to finalize the claim.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company, winding up our operations in China, restructuring our business to align with our customers’ geography; (3) our reliance on a single product line and any contemplated pursuits of new market sectors; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy; (17) volatility in commodity costs; (18) our customers’ financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the qualifications of the OTCQB; (25) the ability to realize synergies from the transaction with Zhenfa Energy Group Co., Ltd. (“Zhenfa”); and (26) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

In September 2011, we sold our Quality Assurance (“QA”) business, which provided consumer product development, inspection, testing and audit services that enabled our retail and manufacturing clients to determine whether products met applicable safety, regulatory, quality, performance and social standards, to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. Information about our divestiture of the QA business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Developments and Strategy

Strategic Focus

We continue to operate at a substantial net loss. We incurred net losses from operations of approximately $3.0 million for the three months ended March 31, 2017 and $15.9 million for the year ended December 31, 2016.

Our business unit in China (“STR China”) incurred a loss of approximately $5.8 million during 2016, including a bad debt expense of $1.5 million. In light of continued poor financial results of STR China, we have decided to conduct an orderly wind down of our China manufacturing operations to eliminate operating losses related to this business unit. Given that our China factory has been manufacturing encapsulants for sale outside of China, we are currently working to accommodate production by working with a tolling partner in the primary export market, namely India.

We continue to explore options for reorganizing of our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors, and possible business opportunities in potentially more profitable parts of the solar supply-chain, as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential transactions. If we are successful in pursuing any such transactions, we may be required to expend significant funds, incur debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

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

Recent Developments

Manufacturing Facility Fire

During October 2016, a fire damaged a portion of our production facility located in Shajiabang, Jiangsu, China. No employee injuries have been reported. As of the date of this report, the facility has been restored to operational condition and one of our two production lines is operating. The second production line was ruled a total loss by our insurer and has been removed from the facility and disposed of. We have insurance coverage and are currently working with our agents and the carrier to finalize the claim related to this event. During the fourth quarter of 2016, we recorded a $0.9 million loss on disposal of fixed assets. In April 2017, our China subsidiary received an interim payment of RMB5.0 million ($0.7 million as of April 30, 2017) from our local China insurance carrier related to the existing fire insurance claim. This payment does not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

Compliance With OTCQB Marketplace Listing Standards

Our common stock trades on the OTCQB Marketplace (“OTCQB”) under the symbol “STRI.” On December 1, 2016, we were notified by the OTCQX that the Company did not meet the OTCQX Requirements for Continued Qualification found in Section 3.2 of the OTCQX Rules for U.S. Companies due to the Company failing to maintain a market capitalization of at least $5.0 million for at least one of every 30 consecutive calendar days. The OTCQX granted us a 60 day extension beginning on January 3, 2017 with a re-evaluation on or after February 28, 2017. Our market capitalization did not return to at least $5.0 million, and following that re-evaluation our stock began trading on the OTCQB market effective April 3, 2017.

2014 Transaction with Zhenfa

In 2014, we entered into certain definitive agreements with Zhenfa and its indirect wholly-owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”).

Purchase Agreement

On August 11, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Zhenfa U.S., pursuant to which Zhenfa U.S. acquired approximately 51% of our then outstanding shares of common stock (the “Transaction”) on December 15, 2014 (the “Closing Date”).

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 9, 2017.

There have been no changes in our critical accounting policies during the quarter ended March 31, 2017.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net sales	$3,713	$6,423
Cost of sales	4,210	6,824
Gross loss	(497)	(401)
Selling, general and administrative expenses	1,981	1,909
Research and development expense	314	327
(Recovery) provision for bad debt expense	(165)	425
Operating loss	(2,627)	(3,062)
Interest expense, net	(4)	(11)
Other expense, net	(426)	-
Gain on disposal of fixed assets	3	-
Foreign currency transaction loss	(11)	(88)
Loss from operations before income tax benefit	(3,065)	(3,161)
Income tax benefit from operations	(18)	(214)
Net loss from operations	$(3,047)	$(2,947)

Net Sales

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$3,713	100.0%	$6,423	100%	$(2,710)	(42.2)%

The decrease in net sales for the three months ended March 31, 2017 compared to the corresponding period in 2016 was driven by an approximate 16% decrease in our average selling price (“ASP”) and an approximate 31% decrease in sales volume.

The price decline was impacted by foreign exchange translation of the Euro and Renminbi compared to the U.S. Dollar, which is our reporting currency. The average Euro and Renminbi exchange rates decreased by 3% and 6%, respectively, in the first quarter of 2017 compared to the corresponding 2016 period. Ex-currency impact, our ASP decreased by 12%. This decline in ASP was primarily attributable to continued intense competition, and, to a lesser extent, shift in product mix. We had sales of a laminated product in the prior period, which effectively boosted ASP by approximately 6%, but did not sell any of this product in the current period. ASP for like-to-like product sales declined by 10%.

The volume decline was primarily driven by a 50% volume decrease in Spain and a 10% volume decrease in China, partially offset by sales to customers in India (serviced primarily from China).

Cost of Sales

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$4,210	113.4%	$6,824	106.2%	$(2,614)	(38.3)%

The decrease in our cost of sales for the three months ended March 31, 2017 compared to the corresponding period in 2016 was primarily driven by the 31% decrease in sales volume combined with an approximate 15% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 10% decrease in resin costs, as well as a 4% increase in paperless sales mix. Direct labor decreased by $0.2 million associated with the sales volume decrease. Overhead costs decreased by $0.6 million primarily due to continued cost-reduction actions.

Gross Loss

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross loss	$(497)	(13.4)%	$(401)	(6.2)%	$(96)	(23.9)%

Gross loss as a percentage of net sales increased for the three months ended March 31, 2017 compared to the corresponding period in 2016 mainly as a result of a decline in ASP and volume and lower absorption of fixed costs that more than offset our decrease in raw material costs as described above.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,981	53.4%	$1,909	29.7%	$72	3.8%

SG&A increased slightly by $0.1 million for the three months ended March 31, 2017 compared to 2016. This increase was primarily driven by a $0.1 million increase in restructuring.

Research and Development Expense (“R&D”)

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Research and development expense	$314	8.5%	$327	5.1%	$(13)	(4.0)%

Research and development expense decreased by less than $0.1 million for the three months ended March 31, 2017 compared to 2016, as our research and development staffing and activity has remained relatively consistent during the two periods. Our research and development cost as a percentage of sales, however, increased year over year as a result of our decreased sales.

(Recovery) Provision for Bad Debt Expense

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
(Recovery) provision for bad debt expense	$(165)	(4.4)%	$425	6.6%	$(590)	(138.8)%

The recovery for bad debt expense recorded during the three months ended March 31, 2017 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

Other (Expense) Income

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other (expense) income	$(426)	(11.5)%	$-	-%	$(426)	(100.0)%

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During the first six months of 2016, we received and accepted an offer of RM25.0 million (approximately $5.7 million as of March 31, 2017) for the land-use right and building. We entered into a definitive Purchase and Sale Agreement on November 18, 2016. As a result of the pending sale (subject to the approval of the Johor Port Authority), an impairment of assets held for sale of $0.4 million, related to the foreign currency fluctuation of the Ringgit, was recorded during the first quarter of 2017.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(11)	(0.3)%	$(88)	(1.4)%	$77	87.5%

The foreign currency transaction impact was a loss of less than $0.1 million for the three months ended March 31, 2017 compared to a loss of $0.1 million in the corresponding 2016 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. Dollar. Our primary foreign currency exposures are intercompany loans, U.S. Dollar cash balances in foreign locations and some U.S. Dollar denominated accounts receivable at our Spain and China facilities.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$(18)	(0.5)%	$(214)	(3.3)%	$196	91.6%

During the three months ended March 31, 2017, we recorded an income tax benefit of less than $0.1 million, resulting in an effective tax rate of 0.7%. The income tax benefit was primarily related to the allocation of tax expense between operations and other comprehensive income when applying the exception to ASC 740 intraperiod allocation rule. The projected annual effective tax rate, excluding the intraperiod allocation, is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

During the three months ended March 31, 2016, we recorded an income tax benefit of $0.2 million, resulting in an effective tax rate of 6.8%. The income tax benefit was primarily related to the allocation of tax expense between operations and other comprehensive income when applying the exception to ASC 740 intraperiod allocation rule. The projected annual effective tax rate, excluding the intraperiod allocation, was 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate was principally driven by changes in valuation allowances.

Segment Results of Operations

We report our business in one reported segment. We measure segment performance based on net sales and Adjusted EBITDA. See Note 17-Reportable Segment and Geographical Information located in the Notes to the Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and further information. Net sales for our segment is described in further detail above. The discussion that follows is a summary analysis of net sales and the primary changes in Adjusted EBITDA.

The following tables set forth information about our operations by our reportable segment:

	Three Months Ended March 31,
	2017	2016
Reconciliation of Adjusted EBITDA to Net Loss from Operations
Adjusted EBITDA	$(2,027)	$(2,515)
Depreciation	(340)	(474)
Interest income, net	(4)	(11)
Income tax benefit	18	214
Restructuring	(137)	(2)
Stock–based compensation	(120)	(159)
Impairment of fixed assets held for sale	440	-
Gain on disposal of fixed assets	3	-
Net Loss from Operations	$(3,047)	$(2,947)

	Three Months Ended March 31,
	2017	2016	Change
	Amount	Amount	Amount	%
Net Sales	$3,713	$6,423	$(2,710)	(42.2)%
Adjusted EBITDA	$(2,027)	$(2,515)	$488	19.4%
Adjusted EBITDA as % of Segment Net Sales	(54.6)%	(39.2)%

Adjusted EBITDA as a percentage of net sales declined for the three months ended March 31, 2017 compared to 2016 driven by a decline in ASP and lower sales volume. These negative impacts were partially offset by reduced bad debt expense.

Cost-Reduction Actions

In June 2016, we eliminated certain positions at our Spain facility effective July 5, 2016. We recorded $0.1 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during 2016.

A roll-forward of the severance and other exit cost accrual activity is as follows:

	March 31,	March 31,
	2017	2016
Balance as of beginning of year	$0.3	$0.3
Additions	0.1	-
Reductions	(0.1)	-
Balance as of end of period	$0.3	$0.3

The restructuring accrual consists of $0.3 million and $0.3 million for severance and benefits as of March 31, 2017 and 2016, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of March 31, 2017, our principal source of liquidity was $11.4 million of cash and $1.8 million of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. We also expect to receive proceeds from our sale of our Johor, Malaysia facility. In the first six months of 2016, we entered into an agreement to sell our rights to the facility for RM25.0 million (approximately $5.7 million as of March 31, 2017), the formal purchase and sale agreement was executed in November 2016. Closing of the transaction is subject to the customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority. Payment terms are currently longer in China than in many other locations, which result in delayed cash receipts from certain of our customers. Additionally, evolving China currency control regulations may limit our access to the $1.8 million of cash and $1.8 million of bank acceptance notes located in China for use outside the country. Although we believe that our available cash will be sufficient to meet our liquidity needs, including capital investments (mainly equipment upgrades and information technology needs), through at least the next 12 months, if we are unable to collect our accounts receivable or fail to receive payment in a timely fashion, or obtain bank acceptance notes from our customers, or fail to receive payment on the sale of our Malaysia property, our financial condition and results of operations will be negatively affected. In order to mitigate this risk, we are attempting to obtain bank acceptance notes with respect to the accounts receivable from certain of our Chinese customers.

We incurred bad debt expense of $2.6 million during 2016 and filed lawsuits against three customers of STR China for non-payment during 2016. Other customers in China are significantly behind terms. Even if STR China is able to prevail in court in China, we cannot assure that we will be paid timely, if at all. We have rejected orders from multiple customers in China, with whom we were successful in securing technical qualification, due to their failure to meet certain credit metrics or in some cases, a poor history of payment to us.

In October 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.6 million as of March 31, 2017), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of March 31, 2017 €1.1 million ($1.2 million as of March 31, 2017) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are in the process of selling the Johor, Malaysia facility and its production and ancillary equipment. In connection with the shut-down and sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. As noted above, during 2016, in connection with the potential sale of the Malaysia facility (specifically, the land-use right and building), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. Effective November 18, 2016, we entered into an agreement to sell our rights to the facility for RM25.0 million (approximately $5.7 million as of March 31, 2017). Closing of the transaction is subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority. We cannot assure that we will be able to close the sale of our Malaysia real estate on a timely basis or on favorable terms or that the costs of closure of that facility will not be higher than anticipated.

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

Our cash and cash equivalents balance is located in the following geographies:

March 31, 2017

United States	$6,634
Spain	1,662
Malaysia	1,180
China	1,826
Hong Kong	116
Consolidated	$11,418

Due to, among other things, the difficulty repatriating cash to the U.S., we may have limited access to the $1.8 million of cash and $1.8 million of bank acceptance notes located in China for use outside the country.

We do not permanently re-invest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities to us, we expect the undistributed earnings of our Malaysia subsidiary will be repatriated to the U.S. in a tax-free manner. We do not permanently re-invest our Spain earnings, so this cash balance is available for dividend repatriation (less any applicable withholding taxes). We have not elected to permanently re-invest our Hong Kong and China earnings and plan to utilize our cash located in Hong Kong and China to fund working capital requirements and wind down costs. Our goal is to achieve and maintain self-sufficiency in each of our manufacturing locations to meet local cash requirements. We cannot assure that we will continue to fund the manufacturing operations in any location, if such operations would require investment of additional cash from other jurisdictions.

Cash Flows

Cash Flow from Operating Activities from Operations

Net cash used in operating activities from operations was $0.7 million for the three months ended March 31, 2017 compared to $2.1 million for the three months ended March 31, 2016. Net loss plus and minus non-cash adjustments (“cash loss”) declined by approximately $0.3 million for the three months ended March 31, 2017 compared to the same period in 2016. We incurred lower working capital investment associated with our sequential sales decrease and tighter inventory management.

Cash Flow from Investing Activities from Operations

Net cash used in investing activities was $0.4 million and less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The 2017 capital investments related to the restoration and repairs to the building and equipment at our China facility following the fire in 2016 and will be included in the related insurance claim. In April 2017, our China subsidiary received an interim payment of RMB5.0 million ($0.7 million as of April 30, 2017) from our local China insurance carrier related to the existing fire insurance claim. This payment does not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim. We expect remaining 2017 consolidated capital expenditures to be less than $0.5 million.

Cash Flow from Financing Activities from Operations

Net cash provided by financing activities was less than $0.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively, primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Off-Balance Sheet Arrangements

We have no significant off–balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first three months of 2017, we were not materially affected by inflation.

Recently Issued Accounting Standards

There are no new accounting pronouncements that we believe will have an impact on our consolidated financial statements.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million (approximately $3.5 million), plus interest, in damages.

As of the date of this filing, the Company has filed its statement of defense, as well as its technical report related to the claim, and is in compliance with the requirements of the court relative to the claim. A trial was held on April 6, 2017, in Oviedo, Spain. The Company is currently awaiting a ruling from the court.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

STR HOLDINGS, INC.
(Registrant)

Date: May 11, 2017	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President & Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

