Form 10-Q
period 2017-06-30
STR HOLDINGS, INC.
filed 2017-08-11
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

At July 31, 2017, there were 19,453,821 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,404	$12,379
Bank acceptance notes	148	3,360
Accounts receivable, trade, less allowances for doubtful accounts of $2,322 and $2,640 in 2017 and 2016, respectively	2,470	2,989
Inventories, net	2,128	1,847
Prepaid expenses	1,098	972
Other current assets	1,000	1,095
Total current assets	20,248	22,642
Property, plant and equipment, net	8,221	7,974
Assets held for sale (Note 8)	5,823	6,090
Other long-term assets	179	140
Total assets	$34,471	$36,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,303	$1,500
Accrued liabilities (Note 9)	2,756	2,617
Income taxes payable	996	993
Due to factor	533	381
Total current liabilities	5,588	5,491
Total liabilities	5,588	5,491
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 19,383,016 and 19,381,776 issued and outstanding, respectively, in 2017 and 19,239,587 and 19,238,347 issued and outstanding, respectively, in 2016	189	187
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	231,853	231,627
Accumulated deficit	(197,302)	(193,971)
Accumulated other comprehensive loss, net	(5,800)	(6,431)
Total stockholders’ equity	28,883	31,355
Total liabilities and stockholders’ equity	$34,471	$36,846

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$3,057	$6,691	$6,770	$13,114
Cost of sales	3,695	6,631	7,905	13,455
Gross (loss) profit	(638)	60	(1,135)	(341)
Selling, general and administrative expenses	1,299	1,782	3,280	3,691
Research and development expense	236	314	550	641
(Recovery) provision for bad debt expense	(215)	934	(380)	1,359
Operating loss	(1,958)	(2,970)	(4,585)	(6,032)
Interest (expense) income, net	(3)	52	(7)	41
Other income (expense), net (Note 8)	1,632	(1,699)	1,206	(1,699)
(Loss) gain on disposal of fixed assets	(16)	2	(13)	2
Foreign currency transaction loss	(64)	(199)	(75)	(287)
Loss before income tax (benefit) expense	(409)	(4,814)	(3,474)	(7,975)
Income tax (benefit) expense	(125)	199	(143)	(15)
Net loss	$(284)	$(5,013)	$(3,331)	$(7,960)
Other comprehensive income (loss):
Foreign currency translation (net of tax effect of $205, $0, $257 and $0, respectively)	501	(303)	631	94
Other comprehensive income (loss)	501	(303)	631	94
Comprehensive income (loss)	$217	$(5,316)	$(2,700)	$(7,866)
Net loss per share (Note 4):
Basic	$(0.02)	$(0.27)	$(0.18)	$(0.44)

Diluted	$(0.02)	$(0.27)	$(0.18)	$(0.44)
Weighted–average shares outstanding (Note 4):
Basic	18,913,427	18,380,904	18,839,391	18,307,545
Diluted	18,913,427	18,380,904	18,839,391	18,307,545

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(3,331)	$(7,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	753	950
Stock–based compensation expense	252	280
Gain (loss) on disposal of property, plant and equipment	13	(2)
(Recovery) provision for bad debt expense	(380)	1,359
Impairment of assets held for sale	267	1,708
Proceeds from insurance claim	1,475	—
Provision for deferred taxes	(302)	(49)
Changes in operating assets and liabilities:
Accounts receivable	1,010	(1,325)
Income tax receivable	—	8,252
Inventories, net	(170)	1,872
Other current assets	1,624	(1,485)
Accounts payable	(274)	(42)
Accrued liabilities	233	896
Income taxes payable	2	8
Other, net	(23)	1,374
Total net cash provided by operating activities	1,149	5,836

INVESTING ACTIVITIES
Capital investments	(410)	(174)
Proceeds from sale of fixed assets	—	16
Total net cash used in investing activities	(410)	(158)

FINANCING ACTIVITIES
Shared services arrangement with Zhenfa	—	56
Factoring arrangement	111	123
Total net cash provided by financing activities	111	179
Effect of exchange rate changes on cash	175	249

Net change in cash and cash equivalents	1,025	6,106
Cash and cash equivalents, beginning of period	12,379	7,703
Cash and cash equivalents, end of period	$13,404	$13,809

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of June 30, 2017, the Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

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

Sales Service Agreement

In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., an operating subsidiary of the Company, entered into a Sales Service Agreement (the “ Sales Service Agreement”) with Zhenfa whereby Zhenfa agreed, among other things, to assist the Company in a number of endeavors, including, without limitation, marketing and selling the Company’s products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement also provided the Company a two-year option, which expired on December 15, 2016, to lease a Zhenfa-owned manufacturing facility rent free for a period of five years. The Sales Service Agreement became effective on the Closing Date for an initial term of two years, and automatically extends for one year periods unless terminated earlier by either party. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of the outstanding common stock of the Company.

NOTE 4—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted net loss per share
Numerator:
Net loss	$(284)	$(5,013)	$(3,331)	$(7,960)
Denominator:
Weighted–average shares outstanding	18,913,427	18,380,904	18,839,391	18,307,545
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	18,913,427	18,380,904	18,839,391	18,307,545

Net loss per share:
Basic	$(0.02)	$(0.27)	$(0.18)	$(0.44)
Diluted	$(0.02)	$(0.27)	$(0.18)	$(0.44)

Due to the net loss for the three and six months ended June 30, 2017 and 2016, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and six months ended June 30, 2017. Similarly, there were 1,176,887 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and six months ended June 30, 2016.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—BANK ACCEPTANCE NOTES (Continued)

Bank acceptance notes consist of the following:

	June 30, 2017	December 31, 2016
Balance as of beginning of period	$3,360	$92
Received from customers	837	7,030
Converted to cash	(3,106)	—
Paid to suppliers	(1,025)	(3,756)
Foreign exchange impact	82	(6)
Balance as of end of period	$148	$3,360

All of the bank acceptance notes as of June 30, 2017 mature prior to December 31, 2017. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of June 30, 2017, the annual effective discount rate for all of the bank acceptance notes was 5.5%.

NOTE 6—INVENTORIES

Inventories consist of the following:

	June 30, 2017	December 31, 2016
Finished goods	$511	$470
Raw materials	1,690	1,812
Reserve	(73)	(435)
Inventories, net	$2,128	$1,847

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

At June 30, 2017 and December 31, 2016, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of June 30, 2017. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 8—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Johor, Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility. In the first six months of 2016, the Company received and ultimately accepted an offer for RM25,000 (approximately $5,823 as of June 30, 2017) for the land-use right and building, subject to completion of definitive documentation. In November 2016, the formal purchase and sale agreement was executed. Closing of the transaction is subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—ASSETS HELD FOR SALE (Continued)

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016 as assets held for sale. An impairment loss of $267, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded in the Company’s condensed consolidated statement of comprehensive loss in other expense, net during the first half of 2017. An impairment loss of $1,708 was recorded in the Company’s condensed consolidated statement of comprehensive loss during the second quarter of 2016.

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
Product performance (see Note 10)	$—	$21
Salaries and wages	364	310
Accrued bonus	375	270
Professional fees	321	535
Restructuring severance and benefits (see Note 11)	115	269
Environmental (see Note 10)	57	57
Accrued franchise tax	16	66
Client deposits	1,142	922
Accrued income tax	159	—
Other	207	167
Total accrued liabilities	$2,756	$2,617

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

The Company has accrued for specific product performance matters incurred in 2017 and 2016 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets was $0 and $21 as of June 30, 2017 and December 31, 2016, respectively.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the condensed consolidated balance sheets was $57 as of June 30, 2017 and December 31, 2016.

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

A trial was held on April 6, 2017 in Oviedo, Spain, and the Company is currently awaiting a ruling from the court. The Company has product liability insurance coverage for claims of this nature, excluding the original product cost but including defense costs. The Company believes it has meritorious defenses and does not believe a loss is probable or can be reasonably estimated. As such, no accrual relating to this complaint was recorded as of June 30, 2017 and December 31, 2016.

NOTE 11—COST-REDUCTION ACTIONS

In June 2016, the Company eliminated certain positions at its Spain facility, effective July 5, 2016. The Company recorded $121 of severance and benefits in cost of sales and $108 of severance and benefits in selling, general and administrative expenses during 2016.

On March 7, 2017 the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision is consistent with ongoing efforts to reorganize its encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $93 of severance charges and benefits in cost of sales and $48 of severance charges and benefits in selling, general and administrative expenses during the first six months of 2017. The Company anticipates finalizing the sale of certain production and testing equipment from the China facility to its tolling partner in India in the third quarter.

The restructuring accrual consists of $115 for severance and benefits as of June 30, 2017. A rollforward of the severance and other exit cost accrual activity is as follows:

	June 30, 2017	June 30, 2016
Balance as of beginning of year	$269	$268
Additions	143	194
Reductions	(177)	(24)
Reversals	(120)	—
Balance as of end of period	$115	$438

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

•	Level 1-quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of June 30, 2017:

	Financial assets and liabilities at fair value as of June 30, 2017
	Level 1	Level 2	Level 3

Money market funds (1)	$4,461	$—	$—
Bank acceptance notes (2)	$148	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$5,823
Total	$4,609	$—	$5,823

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2016:

	Financial assets and liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3

Money market funds (1)	$7,429	$—	$—
Bank acceptance notes (2)	$3,360	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$6,090
Total	$10,789	$—	$6,090

_____________________

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.
(2)	Refer to Note 5 for further information
(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 8 for further information.

NOTE 13—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., which was later acquired by Credit Agricole Leasing and Factoring sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 (approximately $1,714 as of June 30, 2017), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of June 30, 2017 and December 31, 2016 the Company has recorded $533 and $381, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—INCOME TAXES

There is no provision or benefit for federal, foreign or state income taxes for the three and six months ended June 30, 2017 other than income tax benefit of $125 and $143, respectively, resulting from an intra-period tax allocation between operations and other comprehensive income.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2017 and December 31, 2016.

There was no provision or benefit for federal, foreign or state income taxes for the three and six months ended June 30, 2016 other than income tax expense of $199 and income tax benefit of $15, respectively, resulting from an intra-period tax allocation between operations and other comprehensive income.

During the second quarter of 2016, the Company received an income tax refund of $8,252 from the Internal Revenue Service resulting from a 2014 federal net operating loss carryback.

NOTE 15—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2017 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	18,669,927	$187	1,240	$(57)	$231,627	(6,431)	$(193,971)	$31,355
Stock-based compensation	265,833	2	—	—	226	—	—	228
Net loss	—	—	—	—	—	—	(3,331)	(3,331)
Foreign currency translation, net of tax	—	—	—	—	—	631	—	631
Balance at June 30, 2017	18,935,760	$189	1,240	$(57)	$231,853	(5,800)	$(197,302)	$28,883

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2017, there were 19,383,016 shares issued and 19,381,776 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 19,381,776 shares outstanding are 18,935,760 shares of common stock and 446,016 shares of unvested restricted common stock.

NOTE 16—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options (collectively, “options”), stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards (collectively, the “awards”). The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from the date of grant. There were 1,088,140 shares available for grant under the 2009 Plan as of June 30, 2017.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2017:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2016	1,121,332	$1.52	—	$0.99	$(1,480)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	—	$—	—	$—	$—
Balance at June 30, 2017	1,121,332	$1.52	7.61	$0.99	$(1,480)
Vested and exercisable as of June 30, 2017	747,552	$1.52	7.61	$0.99	$(987)
Vested and exercisable as of June 30, 2017 and expected to vest thereafter	1,109,961	$1.52	7.61	$0.99	$(1,465)

____________________________

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.20 of the Company’s common stock on June 30, 2017.

As of June 30, 2017, there was $216 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the three and six months ended June 30, 2017.

The following table summarizes the restricted common stock activity of the Company for the six months ended June 30, 2017:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2016	568,420	$—
Granted	427,639	$—
Vested	(265,833)	$0.16
Canceled	(284,210)	$—
Unvested at June 30, 2017	446,016	$—
Expected to vest after June 30, 2017	446,016	$—

As of June 30, 2017, there was $37 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative expense	$132	$121	$252	$280
Total stock-based compensation expense	$132	$121	$252	$280

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

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss before interest income and expense, income tax expense, depreciation, stock-based compensation expense, restructuring and certain non-recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	$(1,606)	$(2,371)	$(3,633)	$(4,886)
Depreciation	(413)	(476)	(753)	(950)
Interest (expense) income, net	(3)	52	(7)	41
Income tax benefit (expense)	125	(199)	143	15
Restructuring	113	(192)	(24)	(194)
Stock–based compensation	(132)	(121)	(252)	(280)
Proceeds received from insurance claim	1,475	—	1,475	—
Impairment of assets held for sale	173	(1,708)	(267)	(1,708)
(Loss) gain on disposal of fixed assets	(16)	2	(13)	2
Net Loss	$(284)	$(5,013)	$(3,331)	$(7,960)

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales
Spain	$2,042	$2,568	$3,754	$6,415
China	983	4,122	2,974	6,687
United States	32	1	42	12
Total Net Sales	$3,057	$6,691	$6,770	$13,114

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	June 30, 2017	December 31, 2016
Long-Lived Assets
United States	$1,388	$1,448
Spain	6,275	5,990
China	557	535
Hong Kong	1	1
Total Long-Lived Assets	$8,221	$7,974

Foreign sales are based on the country in which the sales originated. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and six months ended June 30, 2017 were $683 and $1,330, respectively. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2016 were $3,066. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2016 were $2,512.

Accounts receivable from one customer amounted to $271 and accounts receivable from two customers amounted to $597 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 18—RELATED PARTY TRANSACTION

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of June 30, 2017, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2017 the Company did not record any sales to this customer.

NOTE 19—SUBSEQUENT EVENT

As previously disclosed, on November 18, 2016, Specialized Technology Resources (Malaysia) SDN BHD (“STR Malaysia”), a wholly owned subsidiary of STR Holdings, Inc., a Delaware corporation (the “Company”), entered into a Purchase and Sale Agreement (the “Agreement”) with Tiong Nam Logistics Solutions SDN BHD (the “Purchaser”) to sell the Company’s Johor, Malaysia facility. Closing of the transaction is subject to customary conditions for transactions of this type, including the approval of the Johor Port Authority within one year of the execution of the Agreement (the “Condition Period”).

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—SUBSEQUENT EVENT (Continued)

On July 31, 2017, the Company received a notice from the Purchaser purporting to terminate the Agreement, alleging that the Johor Port Authority is seeking to impose unacceptable conditions on the approval of the transfer of the facility to the Purchaser. The Company has responded to the Purchaser disputing the validity of the purported termination on the grounds that the Condition Period has not yet expired and the Company is continuing to seek to work with the Johor Port Authority to remove the condition objected to by the Purchaser. The Company cannot assure that it will be successful in obtaining the required approval of the Johor Port Authority for the transaction within the Condition Period, or that the Purchaser will proceed with the transaction if such approval is obtained.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended by Form 10-K/A filed with the SEC on April 28, 2017.

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

In September 2011, we sold our Quality Assurance (“QA”) business, which provided consumer product development, inspection, testing and audit services that enabled our retail and manufacturing clients to determine whether products met applicable safety, regulatory, quality, performance and social standards, to Underwriters Laboratories, Inc. (“UL”) for $275.0 million in cash, plus assumed cash. Information about our divestiture of the QA business is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended by Form 10-K/A filed with the SEC on April 28, 2017.

Recent Developments and Strategy

Strategic Focus

We continue to operate at a substantial net loss. We incurred net losses of approximately $3.3 million for the six months ended June 30, 2017 and $15.9 million for the year ended December 31, 2016.

Our business unit in China (“STR China”) incurred a loss of approximately $5.8 million during 2016, including a bad debt expense of $1.5 million. In light of continued poor financial results of STR China, we have decided to conduct an orderly wind down of our China manufacturing operations to eliminate operating losses related to this business unit. Given that our China factory has been manufacturing encapsulants for sale outside of China, we are currently working to accommodate production by working with a tolling partner in the primary export market, namely India. We anticipate finalizing the sale of certain production and testing equipment from the China facility to our tolling partner in India in the third quarter.

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

Recent Developments

Manufacturing Facility Fire

During October 2016, a fire damaged a portion of our production facility located in Shajiabang, Jiangsu, China. No employee injuries have been reported. As of the date of this report, the facility has been restored to operational condition. Subsequently, we have continued with our wind down of our manufacturing operations in China and in early July we vacated the facility and relocated key personnel to temporary offices. During the fourth quarter of 2016, we recorded a $0.9 million loss on disposal of fixed assets. During the second quarter of 2017, our China subsidiary received interim payments totaling RMB10.0 million (approximately $1.5 million as of June 30, 2017) from our local China insurance carrier related to the existing fire insurance claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 9, 2017, as amended by Form 10-K/A filed with the SEC on April 28, 2017.

There have been no changes in our critical accounting policies during the quarter ended June 30, 2017.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$3,057	$6,691	$6,770	$13,114
Cost of sales	3,695	6,631	7,905	13,455
Gross (loss) profit	(638)	60	(1,135)	(341)
Selling, general and administrative expenses	1,299	1,782	3,280	3,691
Research and development expense	236	314	550	641
(Recovery) provision for bad debt expense	(215)	934	(380)	1,359
Operating loss	(1,958)	(2,970)	(4,585)	(6,032)
Interest (expense) income, net	(3)	52	(7)	41
Other income (expense), net (Note 8)	1,632	(1,699)	1,206	(1,699)
(Loss) gain on disposal of fixed assets	(16)	2	(13)	2
Foreign currency transaction loss	(64)	(199)	(75)	(287)
Loss before income tax benefit	(409)	(4,814)	(3,474)	(7,975)
Income tax (benefit) expense	(125)	199	(143)	(15)
Net loss	$(284)	$(5,013)	$(3,331)	$(7,960)

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$3,057	100.0%	$6,691	100.0%	$(3,634)	(54.3)%	$6,770	100.0%	$13,114	100.0%	$(6,344)	(48.4)%

The decrease in net sales for the three months ended June 30, 2017 compared to the corresponding period in 2016 was driven by an approximate 55% decrease in sales volume partially offset by a less than 1% increase in our average selling price (“ASP”). Net sales to one of our major customers that exceeded 10% of our consolidated net sales for the three months ended June 30, 2017 were $0.7 million. Net sales to three of our major customers that exceeded 10% of our consolidated net sales for the three months ended June 30, 2016 were $3.1 million.

The volume decline was primarily driven by an 18% volume decrease in Spain and a 73% volume decrease in China, partially offset by sales to customers in India (serviced primarily from China).

The decrease in net sales for the six months ended June 30, 2017 compared to the corresponding period in 2016 was driven by an approximate 8% decrease in our ASP and an approximate 44% decrease in sales volume. The volume decline was driven by the factors mentioned above.

On a sequential basis, net sales decreased by $0.7 million, or 17.7%, compared to the three months ended March 31, 2017. This decrease was primarily driven by a 25% decrease in sales volume, offset by a 9% increase in ASP. The sequential volume decrease was primarily driven by the wind-down of our China facility.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$3,695	120.9%	$6,631	99.1%	$(2,936)	(44.3)%	$7,905	116.8%	$13,455	102.6%	$(5,550)	(41.2)%

The decrease in our cost of sales for the three months ended June 30, 2017 compared to the corresponding period in 2016 was primarily driven by the 55% decrease in sales volume partially offset by an approximate 2% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 1% increase in resin costs, as well as 18% decrease in paperless sales mix. Direct labor decreased by $0.3 million, associated with the sales volume decrease. Overhead costs decreased by $0.5 million primarily due to continued cost-reduction actions.

The decrease in our cost of sales for the six months ended June 30, 2017 compared to the corresponding period in 2016 was primarily driven by the 44% decrease in sales volume, combined with an approximate 7% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 4% decrease in resin costs partially offset by a 7% decrease in paperless sales mix. Direct labor decreased by $0.5 million, associated with the sales volume decrease. Overhead costs decreased by $1.1 million primarily due to continued cost-reduction actions.

Gross (Loss) Profit

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross (loss) profit	$(638)	(20.9)%	$60	0.9%	$(698)	(1,163.3)%	$(1,135)	(16.8)%	$(341)	(2.6)%	$(794)	(232.8)%

Gross loss, as a percentage of net sales, declined for the three months ended June 30, 2017 compared to the corresponding period in 2016 mainly as a result of a decrease in sales volume combined with an increase in raw material prices.

Gross loss, as a percentage of net sales, declined for the six months ended June 30, 2017 compared to the corresponding period in 2016 mainly as a result of a decline in ASP and volume and lower absorption of fixed costs that more than offset our decrease in raw material costs as described above.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,299	42.5%	$1,782	26.6%	$(483)	(27.1)%	$3,280	48.4%	$3,691	28.1%	$(411)	(11.1)%

SG&A decreased by $0.5 million for the three months ended June 30, 2017 compared to 2016. This decrease was primarily driven by a $0.2 million decrease in labor and benefits and annual incentive compensation expense and a $0.3 million decrease in restructuring expense.

SG&A decreased by $0.4 million for the six months ended June 30, 2017 compared to 2016. This decrease was primarily driven by $0.2 million in lower labor and benefits and a $0.2 million reduction in restructuring expense.

SG&A expenses for the three months ended June 30, 2017 were $1.3 million compared to $2.0 million for the three months ended March 31, 2017. The sequential decrease was driven by reductions in labor and benefits, annual incentive compensation expense, professional fees and restructuring charges.

Research and Development Expense (“R&D”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$236	7.7%	$314	4.7%	$(78)	(24.8)%	$550	8.1%	$641	4.9%	$(91)	(14.2)%

Research and development expense decreased modestly by less than $0.1 million for the three and six months ended June 30, 2017 compared to the corresponding periods in the prior year, as our research and development staffing and activity has remained relatively consistent during the two periods. Our research and development cost as a percentage of sales, however, increased year over year as a result of our decreased sales.

(Recovery)Provision for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
(Recovery) provision for bad debt expense	$(215)	(7.0)%	$934	14.0%	$(1,149)	(123.0)%	$(380)	(5.6)%	$1,359	10.4%	$(1,739)	(128.0)%

The recovery for bad debt expense recorded during the three and six months ended June 30, 2017 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

Other Income (Expense), net

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income (expense), net	$1,632	53.4%	$(1,699)	(25.4)%	$3,331	196.1%	$1,206	17.8%	$(1,699)	(13.0)%	$2,905	171.0%

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During the first six months of 2016, we received and accepted an offer of RM25.0 million (approximately $5.8 million as of June 30, 2017) for the land-use right and building. We entered into a definitive Purchase and Sale Agreement on November 18, 2016. As a result of the pending sale (subject to the approval of the Johor Port Authority), a gain on assets held for sale of $0.2 million and a loss on assets held for sale of $0.3 million, related to the foreign currency fluctuation of the Ringgit, was recorded during the three and six months ended June 30, 2017, respectively.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(64)	(2.1)%	$(199)	(3.0)%	$135	67.8%	$(75)	(1.1)%	$(287)	(2.2)%	$212	73.9%

The foreign currency transaction impact was a loss of less than $0.1 million for the three months ended June 30, 2017 compared to a loss of $0.2 million in the corresponding 2016 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. Dollar.

The foreign currency transaction loss for the six months ended June 30, 2017 was less than $0.1 million compared to a loss of $0.3 million for the six months ended June 30, 2016.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain and China facilities.

Income Tax Expense (Benefit)

	Three Months Ended June 30,						Six Months Ended June 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense (benefit)	$(125)	(4.1)%	$199	3.0%	$(324)	162.8%	$(143)	(2.1)%	$(15)	(0.1)%	$(128)	(853.3)%

During the three and six months ended June 30, 2017, we recorded an income tax benefit of $0.1 million and $0.1 million, respectively, resulting in an effective tax rate of 30.6% and 4.1%, respectively. The income tax benefit was primarily related to the allocation of tax expense between operations and other comprehensive income when applying the exception to the ASC 740 intra-period allocation rule. The projected annual effective tax rate, excluding the intraperiod allocation, is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

During the three and six months ended June 30, 2016, we recorded an income tax expense of $0.2 million and income tax benefit of less than $0.1 million, respectively, resulting in an effective tax rate of (4.1)% and 0.2%, respectively. The income tax benefit was primarily related to the allocation of tax expense between operations and other comprehensive income when applying the exception to the ASC 740 intra-period allocation rule. The projected annual effective tax rate, excluding the intraperiod allocation, is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

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

The following tables set forth information about our operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	$(1,606)	$(2,371)	$(3,633)	$(4,886)
Depreciation	(413)	(476)	(753)	(950)
Interest income (expense), net	(3)	52	(7)	41
Income tax (expense) benefit	125	(199)	143	15
Restructuring	113	(192)	(24)	(194)
Stock–based compensation	(132)	(121)	(252)	(280)
Proceeds received from insurance claim	1,475	—	1,475	—
Impairment of assets held for sale	173	(1,708)	(267)	(1,708)
Gain on disposal of fixed assets	(16)	2	(13)	2
Net Loss	$(284)	$(5,013)	$(3,331)	$(7,960)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$3,057	$6,691	$(3,634)	(54.3)%	$6,770	$13,114	$(6,344)	(48.4)%
Adjusted EBITDA	$(1,606)	$(2,371)	$765	32.3%	$(3,633)	$(4,886)	$1,253	25.6%
Adjusted EBITDA as % of Segment Net Sales	(52.5)%	(35.4)%			(53.7)%	(37.3)%

Adjusted EBITDA as a percentage of net sales declined for the three months ended June 30, 2017 compared to 2016 driven by lower sales volume partially offset by improved SG&A, R&D and bad debt.

Adjusted EBITDA as a percentage of net sales declined for the six months ended June 30, 2017 compared to 2016 driven by lower sales volume partially offset by improved SG&A, R&D and bad debt.

Adjusted EBITDA for the second quarter of 2017 was $(1.6) million compared to $(2.0) million from the first quarter of 2017. The sequential improvement was primarily due to decreased SG&A, R&D and bad debt expense partially offset by unfavorable foreign currency impact.

Cost-Reduction Actions

In June 2016, we eliminated certain positions at our Spain facility, effective July 5, 2016. In connection with this, we recorded $0.1 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during 2016.

In light of continued difficulties in the China market, on March 7, 2017 we made the decision to wind down our China manufacturing operations substantially by the end of the second quarter of 2017. In early July we vacated our Chinese facility and relocated key personnel to temporary offices. The decision was consistent with ongoing efforts to reorganize our encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $0.1 million of severance charges and benefits in cost of sales and less than $0.1 million of severance and benefits in selling, general and administrative expenses during the first six months of 2017.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	June 30, 2017	June 30, 2016
Balance as of beginning of year	$0.3	$0.3
Additions	0.1	0.2
Reductions	(0.2)	(0.1)
Reversals	(0.1)	—
Balance as of end of period	$0.1	$0.4

The restructuring accrual consisted of $0.1 million and $0.4 million for severance and benefits as of June 30, 2017 and 2016, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of June 30, 2017, our principal source of liquidity was $13.4 million of cash and $0.1 million of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. We also expect to receive proceeds from our sale of our Johor, Malaysia facility, as discussed below. With respect to China, payment terms are currently longer in China than in many other locations, which result in delayed cash receipts from certain of our customers. Additionally, evolving China currency control regulations may limit our access to the $5.3 million of cash and $0.1 million of bank acceptance notes located in China for use outside the country. Although we believe that our available cash will be sufficient to meet our liquidity needs, including capital investments (mainly equipment upgrades and information technology needs), through at least the next 12 months, if we are unable to collect our accounts receivable or fail to receive payment in a timely fashion, or obtain bank acceptance notes from our customers, or fail to receive payment on the sale of our Malaysia property, our financial condition and results of operations will be negatively affected.

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

In October 2015, our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A., entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.7 million as of June 30, 2017), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of June 30, 2017 €1.0 million ($1.2 million as of June 30, 2017) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are in the process of selling the Johor, Malaysia facility and its production and ancillary equipment. In connection with the shut-down and sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. In 2016, in connection with the potential sale of the Malaysia facility (specifically, the land-use right and building), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. Effective November 18, 2016, we entered into an agreement to sell our rights to the facility for RM25.0 million (approximately $5.8 million as of June 30, 2017). Closing of the transaction is subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority. We cannot assure that we will be able to close the sale of our Malaysia real estate on a timely basis or on favorable terms or that the costs of closure of that facility will not be higher than anticipated. On July 31, 2017, we received a notice from Tiong Nam Logistics Solutions SDN BHD (the “Purchaser”) purporting to terminate the Agreement, alleging that the Johor Port Authority is seeking to impose unacceptable conditions on the approval of the transfer of the facility to the Purchaser. We have responded to the Purchaser disputing the validity of the purported termination on the grounds that the one year condition period has not yet expired and we are continuing to seek to work with the Johor Port Authority to remove the condition objected to by the Purchaser. We cannot assure that we will be successful in obtaining the required approval of the Johor Port Authority for the transaction within the one year condition period, or that the Purchaser will proceed with the transaction if such approval is obtained.

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

Our cash and cash equivalents balance is located in the following geographies:

June 30, 2017
China	$5,326
United States	5,243
Spain	1,519
Malaysia	1,234
Hong Kong	82
Consolidated	$13,404

Due to, among other things, the difficulty repatriating cash to the U.S., we may have limited access to the $5.3 million of cash and $0.1 million of bank acceptance notes located in China for use outside the country.

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

Cash Flows

Cash Flow from Operating Activities

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $5.8 million for the six months ended June 30, 2016. Net loss plus and minus non-cash adjustments (“cash loss”) improved by approximately $2.5 million for the six months ended June 30, 2017 compared to the same period in 2016. This improvement was driven by the receipt of the $1.5 million partial payment related to the insurance claim from the fire at out China facility.

Cash Flow from Investing Activities

Net cash used in investing activities was $0.4 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. The 2017 capital investments related to the restoration and repairs to the building and equipment at our China facility following the fire in 2016 and are included in the related insurance claim. In the first six months of 2017, our China subsidiary received interim payments totaling RMB10.0 million (approximately $1.5 million as of June 30, 2017) from our local China insurance carrier related to the existing fire insurance claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim. We expect remaining 2017 consolidated capital expenditures to be less than $0.1 million.

Cash Flow from Financing Activities

Net cash provided by financing activities was $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first six months of 2017, we were not materially affected by inflation.

Recently Issued Accounting Standards

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of June 30, 2017, we do not expect this ASU to have a significant impact on its financial statements or disclosures.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million (approximately $3.8 million), plus interest, in damages.

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

STR HOLDINGS, INC.
(Registrant)

Date: August 11, 2017	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

