Form 10-Q
period 2017-09-30
STR HOLDINGS, INC.
filed 2017-11-09
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

At October 31, 2017, there were 19,532,573 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,320	$12,379
Bank acceptance notes	554	3,360
Accounts receivable, trade, less allowances for doubtful accounts of $1,873 and $2,640 in 2017 and 2016, respectively	2,204	2,989
Inventories, net	1,889	1,847
Prepaid expenses	888	972
Other current assets	976	1,095
Total current assets	19,831	22,642
Property, plant and equipment, net	7,928	7,974
Assets held for sale (Note 8)	5,920	6,090
Other long-term assets	106	140
Total assets	$33,785	$36,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$951	$1,500
Accrued liabilities (Note 9)	2,953	2,617
Income taxes payable	998	993
Due to factor	505	381
Total current liabilities	5,407	5,491
Total liabilities	5,407	5,491
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 19,455,061 and 19,453,821 issued and outstanding, respectively, in 2017 and 19,239,587 and 19,238,347 issued and outstanding, respectively, in 2016	190	187
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	231,959	231,627
Accumulated deficit	(198,208)	(193,971)
Accumulated other comprehensive loss, net	(5,506)	(6,431)
Total stockholders’ equity	28,378	31,355
Total liabilities and stockholders’ equity	$33,785	$36,846

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$3,533	$4,030	$10,303	$17,144
Cost of sales	3,392	4,929	11,297	18,384
Gross profit (loss)	141	(899)	(994)	(1,240)
Selling, general and administrative expenses	1,554	1,798	4,834	5,489
Research and development expense	225	308	775	949
(Recovery) provision for bad debt expense	(483)	651	(863)	2,010
Operating loss	(1,155)	(3,656)	(5,740)	(9,688)
Interest income (expense), net	1	(2)	(6)	39
Other income (expense), net (Note 8)	321	9	1,527	(1,690)
(Loss) gain on disposal of fixed assets	(369)	—	(382)	2
Foreign currency transaction gain (loss)	123	(64)	48	(351)
Loss before income tax benefit	(1,079)	(3,713)	(4,553)	(11,688)
Income tax benefit	(173)	(35)	(316)	(50)
Net loss	$(906)	$(3,678)	$(4,237)	$(11,638)
Other comprehensive income:
Foreign currency translation (net of tax effect of $100, $44, $357 and $139, respectively)	$294	$64	$925	$158
Other comprehensive income	294	64	925	158
Comprehensive loss	$(612)	$(3,614)	$(3,312)	$(11,480)
Net loss per share (Note 4):
Basic	$(0.05)	$(0.20)	$(0.23)	$(0.63)

Diluted	$(0.05)	$(0.20)	$(0.23)	$(0.63)
Weighted–average shares outstanding (Note 4):
Basic	18,978,987	18,517,983	18,870,923	18,350,438
Diluted	18,978,987	18,517,983	18,870,923	18,350,438

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,237)	$(11,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	516	1,418
Stock–based compensation expense	388	399
(Gain) loss on disposal of property, plant and equipment	382	(2)
(Recovery) provision for bad debt expense	(863)	2,010
Impairment of assets held for sale	170	1,708
Proceeds from insurance claim	1,723	—
Provision for deferred taxes	(335)	(85)
Changes in operating assets and liabilities:
Accounts receivable	1,981	3,000
Due from Zhenfa	—	(1,165)
Income tax receivable	—	8,252
Inventories, net	123	2,702
Other current assets	1,017	(921)
Accounts payable	(660)	(827)
Accrued liabilities	535	1,107
Income taxes payable	3	5
Other, net	123	101
Total net cash provided by operating activities	866	6,064

INVESTING ACTIVITIES
Capital investments	(406)	(180)
Proceeds from sale of fixed assets	268	16
Total net cash used in investing activities	(138)	(164)

FINANCING ACTIVITIES
Shared services arrangement with Zhenfa	—	56
Factoring arrangement	71	(160)
Total net cash provided by (used in) financing activities	71	(104)
Effect of exchange rate changes on cash	142	312

Net change in cash and cash equivalents	941	6,108
Cash and cash equivalents, beginning of period	12,379	7,703
Cash and cash equivalents, end of period	$13,320	$13,811

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in STR Holdings, Inc.’s (the “Company”) Annual Report on Form 10–K, as amended by the Company’s Form 10 K/A, for the year ended December 31, 2016. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of September 30, 2017, the Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

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

NOTE 4—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted net loss per share
Numerator:
Net loss	$(906)	$(3,678)	$(4,237)	$(11,638)
Denominator:
Weighted–average shares outstanding	18,978,987	18,517,983	18,870,923	18,350,438
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	18,978,987	18,517,983	18,870,923	18,350,438

Net loss per share:
Basic	$(0.05)	$(0.20)	$(0.23)	$(0.63)
Diluted	$(0.05)	$(0.20)	$(0.23)	$(0.63)

Due to the net loss for the three and nine months ended September 30, 2017 and 2016, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and nine months ended September 30, 2017. Similarly, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and nine months ended September 30, 2016.

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

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—BANK ACCEPTANCE NOTES (Continued)

Bank acceptance notes consist of the following:

	September 30, 2017	December 31, 2016
Balance as of beginning of period	$3,360	$92
Received from customers	1,523	7,030
Converted to cash	(3,437)	—
Paid to suppliers	(1,048)	(3,756)
Foreign exchange impact	156	(6)
Balance as of end of period	$554	$3,360

All of the bank acceptance notes as of September 30, 2017 mature prior to December 31, 2017. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of September 30, 2017, the annual effective discount rate for all of the bank acceptance notes was 5.0%.

NOTE 6—INVENTORIES

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Finished goods	$628	$470
Raw materials	1,548	1,812
Reserve	(287)	(435)
Inventories, net	$1,889	$1,847

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

At September 30, 2017 and December 31, 2016, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of September 30, 2017. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 8—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Johor, Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility. In the first six months of 2016, the Company received and ultimately accepted an offer for RM25,000 (approximately $5,920 as of September 30, 2017) for the land-use right and building, subject to completion of definitive documentation. In November 2016, the formal purchase and sale agreement (the “Malaysia Sale Agreement”) was executed. Closing of the transaction was subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—ASSETS HELD FOR SALE (Continued)

On July 31, 2017, the Company received a notice from the Purchaser purporting to terminate the Malaysia Sale Agreement, alleging that the Johor Port Authority (“JPA”) was seeking to impose conditions on the approval of the transfer of the facility to the Purchaser that the Purchaser deemed unacceptable. Specifically, the conditions included a minimum monthly container shipment requirement typical of other properties located in the port. The Company responded to the Purchaser disputing the validity of the purported termination on the grounds that the Condition Period had not yet expired and the Company was continuing to seek to work with the JPA to address the condition objected to by the Purchaser. Following further discussions, the JPA has refused to reduce the objected to condition from its consent. As a result, the Company now considers the Malaysia Sale Agreement to be terminated pursuant to the initial notice from the Purchaser and plans to re-launch the sale process for its Malaysia facility.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016 as assets held for sale. An impairment loss of $170, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded in the Company’s condensed consolidated statement of comprehensive loss in other expense, net during the first nine months of 2017. An impairment loss of $1,708 was recorded in the Company’s condensed consolidated statement of comprehensive loss during the second quarter of 2016.

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
Product performance (see Note 10)	$—	$21
Salaries and wages	339	310
Accrued bonus	515	270
Professional fees	411	535
Restructuring severance and benefits (see Note 11)	154	269
Environmental (see Note 10)	57	57
Accrued franchise tax	64	66
Client deposits	1,236	922
Accrued income tax	19	—
Other	158	167
Total accrued liabilities	$2,953	$2,617

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

The Company has accrued for specific product performance matters incurred in 2017 and 2016 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The Company’s product performance liability that is recorded in accrued liabilities in the condensed consolidated balance sheets was $0 and $21 as of September 30, 2017 and December 31, 2016, respectively.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the condensed consolidated balance sheets was $57 as of September 30, 2017 and December 31, 2016.

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

A trial was held on April 6, 2017 in Oviedo, Spain, and the Company is currently awaiting a ruling from the court. The Company has product liability insurance coverage for claims of this nature, excluding the original product cost but including defense costs. The Company believes it has meritorious defenses and does not believe a loss is probable or can be reasonably estimated. As such, no accrual relating to this complaint was recorded as of September 30, 2017 and December 31, 2016.

NOTE 11—COST-REDUCTION ACTIONS

In June 2016, the Company eliminated certain positions at its Spain facility, effective July 5, 2016. The Company recorded $121 of severance and benefits in cost of sales and $108 of severance and benefits in selling, general and administrative expenses during 2016.

On March 7, 2017 the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision is consistent with ongoing efforts to reorganize its encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $112 of severance charges and benefits in cost of sales and $29 of severance charges and benefits in selling, general and administrative expenses during the first nine months of 2017. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—COST-REDUCTION ACTIONS (Continued)

The restructuring accrual consists of $154 for severance and benefits as of September 30, 2017. A rollforward of the severance and other exit cost accrual activity is as follows:

	September 30, 2017	September 30, 2016
Balance as of beginning of year	$269	$268
Additions	209	219
Reductions	(204)	(165)
Reversals	(120)	—
Balance as of end of period	$154	$322

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

•	Level 1-quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of September 30, 2017:

	Financial assets and liabilities at fair value as of September 30, 2017
	Level 1	Level 2	Level 3

Money market funds (1)	$1,812	$—	$—
Bank acceptance notes (2)	$554	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$5,920
Total	$2,366	$—	$5,920

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2016:

	Financial assets and liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3

Money market funds (1)	$7,429	$—	$—
Bank acceptance notes (2)	$3,360	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$6,090
Total	$10,789	$—	$6,090

_______________________

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.

(2)	Refer to Note 5 for further information

(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 8 for further information.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—FACTORING ARRANGEMENT

In October 2015, STR Spain entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., which was later acquired by Credit Agricole Leasing and Factoring sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 (approximately $1,772 as of September 30, 2017), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The initial term of the agreement was for one year, which is automatically extended unless terminated by either party with 90 days prior written notice. As of September 30, 2017 and December 31, 2016 the Company has recorded $505 and $381, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

NOTE 14—INCOME TAXES

There is no provision or benefit for federal, foreign or state income taxes for the three and nine months ended September 30, 2017 other than income tax benefit of $173 and $316, respectively, resulting from an intra-period tax allocation between operations and other comprehensive income.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2017 and December 31, 2016.

There was no provision or benefit for federal, foreign or state income taxes for the three and nine months ended September 30, 2016 other than income tax benefit of $35 and $50, respectively, resulting from an intra-period tax allocation between operations and other comprehensive income.

NOTE 15—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2017 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	18,669,927	$187	1,240	$(57)	$231,627	$(6,431)	$(193,971)	$31,355
Stock-based compensation	337,878	3	—	—	332	—	—	335
Net loss	—	—	—	—	—	—	(4,237)	(4,237)
Foreign currency translation, net of tax	—	—	—	—	—	925	—	925
Balance at September 30, 2017	19,007,805	$190	1,240	$(57)	$231,959	$(5,506)	$(198,208)	$28,378

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2017, there were 19,455,061 shares issued and 19,453,821 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 19,453,821 shares outstanding are 19,007,805 shares of common stock and 446,016 shares of unvested restricted common stock.

NOTE 16—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options (collectively, “options”), stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards (collectively, the “awards”). The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from the date of grant. There were 1,015,531 shares available for grant under the 2009 Plan as of September 30, 2017.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2017:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2016	1,121,332	$1.52	—	$0.99	$(1,469)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	—	$—	—	$—	$—
Balance at September 30, 2017	1,121,332	$1.52	7.35	$0.99	$(1,469)
Vested and exercisable as of September 30, 2017	747,552	$1.52	7.35	$0.99	$(979)
Vested and exercisable as of September 30, 2017 and expected to vest thereafter	1,114,673	$1.52	7.35	$0.99	$(1,460)

_______________________

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.21 of the Company’s common stock on September 30, 2017.

As of September 30, 2017, there was $123 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the three and nine months ended September 30, 2017.

The following table summarizes the restricted common stock activity of the Company for the nine months ended September 30, 2017:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2016	568,420	$—
Granted	499,684	$—
Vested	(337,878)	$0.17
Canceled	(284,210)	$—
Unvested at September 30, 2017	446,016	$—
Expected to vest after September 30, 2017	446,016	$—

As of September 30, 2017, there was $9 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—STOCK-BASED COMPENSATION (Continued)

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative expense	$136	$119	$388	$399
Total stock-based compensation expense	$136	$119	$388	$399

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

ASC 280-10-50, “ Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. Since the Company has one product, sells to global customers in one industry, procures raw materials from similar vendors and expects similar long-term economic characteristics, the Company has one reporting segment and the information as to its operation is set forth below.

Adjusted EBITDA is the main metric used by the management team and the Board of Directors to plan, forecast and review the Company’s segment performance. Adjusted EBITDA represents net loss before interest income and expense, income tax expense, depreciation, stock-based compensation expense, restructuring and certain non-recurring income and expenses from the results of operations.

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	$(1,092)	$(3,099)	$(4,725)	$(7,985)
Depreciation	237	(468)	(516)	(1,418)
Interest income (expense), net	1	(2)	(6)	39
Income tax benefit	173	35	316	50
Restructuring	(65)	(25)	(89)	(219)
Stock–based compensation	(136)	(119)	(388)	(399)
Proceeds received from insurance claim	248	—	1,723	—
Impairment of assets held for sale	97	—	(170)	(1,708)
(Loss) gain on disposal of fixed assets	(369)	—	(382)	2
Net Loss	$(906)	$(3,678)	$(4,237)	$(11,638)

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales
Spain	$2,569	$1,947	$6,323	$8,362
China	951	2,077	3,925	8,764
United States	13	6	55	18
Total Net Sales	$3,533	$4,030	$10,303	$17,144

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Long-Lived Assets by Geographic Area

	September 30, 2017	December 31, 2016
Long-Lived Assets
United States	$1,348	$1,448
Spain	6,338	5,990
China	242	535
Hong Kong	1	1
Total Long-Lived Assets	$7,928	$7,974

Foreign sales are based on the country in which the sales originated. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2017 were $1,844. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the nine months ended September 30, 2017 were $3,920. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and nine months ended September 30, 2016 were $2,028 and $5,629, respectively.

Accounts receivable from two customers amounted to $777 and accounts receivable from two customers amounted to $597 as of September 30, 2017 and December 31, 2016, respectively.

NOTE 18—RELATED PARTY TRANSACTION

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of September 30, 2017, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2017 the Company did not record any sales to this customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in this Quarterly Report on Form 10-Q and under Item 1A,—Risk Factors in our Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended December 31, 2016 (the “2016 Form 10-K”).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company, winding up our operations in China, restructuring our business to align with our customers’ geography; (3) our reliance on a single product line and any contemplated pursuits of new market sectors; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy; (17) volatility in commodity costs; (18) our customers’ financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the qualifications of the OTCQB; (25) the ability to realize synergies from the transaction with Zhenfa Energy Group Co., Ltd. (“Zhenfa”); (26) the ability to successfully complete our investment in Spain on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue, earnings or payback from this new investment; (27) that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan we have applied for from the regional government on favorable terms if at all; and (28) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Strategic Developments

We continue to operate at a substantial net loss. We incurred net losses of approximately $4.2 million for the nine months ended September 30, 2017 and $15.9 million for the year ended December 31, 2016.

Wind-down of China Manufacturing Operations. Our business unit in China (“STR China”) incurred a loss of approximately $5.8 million during 2016, including a bad debt expense of $1.5 million. In addition, in October 2016, a fire destroyed one of our two China-based production lines. The fire caused substantial damage to our building and some of our ancillary equipment in addition to the production line. In light of continued poor financial results of STR China, as well as the effects of the fire, we decided to conduct an orderly wind down of our China manufacturing operations to reduce operating losses related to this business unit.

India Tolling Plan. A review of our production in China revealed that roughly half of our sales volume was being exported to our customers in India. Moreover, our customers in India have generally been more reliable in terms of payment and pricing than our customers in China. In conjunction with our decision to conduct an orderly wind down of our manufacturing operations in China, we have decided to serve the market in India with production through a tolling partner in that country. We recently sold our remaining undamaged production line from China to this tolling partner and have completed installation and debugging. We expect our tolling partner in India to begin manufacturing commercial quantities of STR-formulated encapsulant products by the end of this year. By using a tolling partner, our goal is to continue to serve and seek to grow our customer base in India without a significant capital investment by us. We have not previously worked with our tolling partner in India and we cannot assure that the tolling partner will provide us with the support we anticipate or that we can otherwise successfully manage our collaboration with our tolling partner. If problems develop in our relationship with our India tolling partner, or if such party fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that the India tolling plan will be successful. For additional information with respect to the execution risks associated with our India tolling plan, please see under Item 1A,—Risk Factors in this Quarterly Report on Form 10-Q.

We continue to explore options for reorganizing our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations, to convert assets to cash for potential redeployment into more profitable endeavors, and possible business opportunities in potentially more profitable parts of the solar supply-chain, as well as other strategic alternatives.

High-End Food Packaging Opportunity. In September 2017, our board of directors approved our pursuit of a significant investment to enter the high-end food packaging business through our wholly-owned subsidiary in Spain. This investment opportunity, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. We expect to be able to apply certain local incentives, as well as conditional insurance proceeds available only if we invest in new plastics manufacturing equipment, thereby lowering our expected effective initial net investment from approximately $5.0 million to approximately $2.0 million. We have also applied for loans of up to $2.4 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin to generate revenues from this investment by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entry into this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan we have applied for from the regional government on favorable terms if at all.

Alternative Transactions. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not successful in executing on our strategic plans to reorganize our encapsulant business and achieve profitability, we may decide to wind down or cease any or all of our operations.

In addition, any wind-down or dissolution may be a lengthy and complex process, yield unexpected results and delay any potential distributions to our stockholders. Such process may also require the further expenditure of our resources, such as legal, accounting and other professional fees and expenses and other related charges, which would decrease the amount of assets available for distributions to our stockholders.

Manufacturing Facility Fire. During the fourth quarter of 2016, we recorded a $0.9 million loss on disposal of fixed assets attributable to our Chinese manufacturing facility fire. During the first nine months of 2017, our China subsidiary received interim payments totaling RMB11.6 million (approximately $1.7 million as of September 30, 2017) from our local China insurance carrier related to the existing fire insurance claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2016 Form 10-K.

There have been no changes in our critical accounting policies during the quarter ended September 30, 2017.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$3,533	$4,030	$10,303	$17,144
Cost of sales	3,392	4,929	11,297	18,384
Gross profit (loss)	141	(899)	(994)	(1,240)
Selling, general and administrative expenses	1,554	1,798	4,834	5,489
Research and development expense	225	308	775	949
(Recovery) provision for bad debt expense	(483)	651	(863)	2,010
Operating loss	(1,155)	(3,656)	(5,740)	(9,688)
Interest income (expense), net	1	(2)	(6)	39
Other income (expense), net (Note 8)	321	9	1,527	(1,690)
(Loss) gain on disposal of fixed assets	(369)	—	(382)	2
Foreign currency transaction gain (loss)	123	(64)	48	(351)
Loss before income tax benefit	(1,079)	(3,713)	(4,553)	(11,688)
Income tax benefit	(173)	(35)	(316)	(50)
Net loss	$(906)	$(3,678)	$(4,237)	$(11,638)

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$3,533	100.0%	$4,030	100.0%	$(497)	(12.3)%	$10,303	100.0%	$17,144	100.0%	$(6,841)	(39.9)%

The decrease in net sales for the three months ended September 30, 2017 compared to the corresponding period in 2016 was driven by an approximate 20% decrease in sales volume partially offset by 9% increase in our average selling price (“ASP”). Net sales to three of our major customers that exceeded 10% of our consolidated net sales for the three months ended September 30, 2017 were $1.8 million. Net sales to two of our major customers that exceeded 10% of our consolidated net sales for the three months ended September 30, 2016 were $2.0 million.

The volume decline was primarily driven by a 22% volume decrease in Spain and a 70% volume decrease with Chinese customers, partially offset by sales to customers in India (serviced primarily from China).

The decrease in net sales for the nine months ended September 30, 2017 compared to the corresponding period in 2016 was driven by an approximate 3% decrease in our ASP and an approximate 38% decrease in sales volume. The volume decline was driven by the factors mentioned above.

On a sequential basis, net sales increased by $0.5 million, or 15.6%, compared to the three months ended June 30, 2017. This increase was primarily driven by an 8% increase in sales volume as well as a 7% increase in ASP.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$3,392	96.0%	$4,929	122.3%	$(1,537)	(31.2)%	$11,297	109.6%	$18,384	107.2%	$(7,087)	(38.5)%

The decrease in our cost of sales for the three months ended September 30, 2017 compared to the corresponding period in 2016 was primarily driven by the 20% decrease in sales volume combined with an approximate 1% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 2% decrease in resin costs partially offset by an 8% decrease in paperless sales mix. Direct labor decreased by less than $0.1 million, associated with the sales volume decrease. Overhead costs decreased by $0.6 million primarily due to continued cost-reduction actions.

The decrease in our cost of sales for the nine months ended September 30, 2017 compared to the corresponding period in 2016 was primarily driven by the 38% decrease in sales volume, combined with an approximate 6% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 4% decrease in resin costs partially offset by a 7% decrease in paperless sales mix. Direct labor decreased by $0.5 million, associated with the sales volume decrease. Overhead costs decreased by $1.7 million primarily due to continued cost-reduction actions.

Gross Profit (Loss)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit (loss)	$141	4.0%	$(899)	(22.3)%	$1,040	115.7%	$(994)	(9.6)%	$(1,240)	(7.2)%	$246	19.8%

Gross loss, as a percentage of net sales, improved for the three months ended September 30, 2017 compared to the corresponding period in 2016 mainly as a result of a decrease in sales volume combined with a decrease in raw material prices.

Gross loss, as a percentage of net sales, declined for the nine months ended September 30, 2017 compared to the corresponding period in 2016 mainly as a result of a decline in ASP and volume and lower absorption of fixed costs that more than offset our decrease in raw material costs as described above.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,554	44.0%	$1,798	44.6%	$(244)	(13.6)%	$4,834	46.9%	$5,489	32.0%	$(655)	(11.9)%

SG&A decreased by $0.2 million for the three months ended September 30, 2017 compared to 2016. This decrease was primarily driven by a $0.1 million decrease in labor and benefits expense and a $0.1 million decrease in professional fees expense.

SG&A decreased by $0.7 million for the nine months ended September 30, 2017 compared to 2016. This decrease was primarily driven by $0.3 million in lower labor and benefits, a $0.1 million decrease each in travel, dues and fees and marketing expense and a $0.1 million reduction in restructuring expense.

SG&A expenses for the three months ended September 30, 2017 were $1.6 million compared to $1.3 million for the three months ended June 30, 2017. The sequential increase was driven by an increase in annual incentive compensation expense and restructuring charges.

Research and Development Expense (“R&D”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$225	6.4%	$308	7.6%	$(83)	(26.9)%	$775	7.5%	$949	5.5%	$(174)	(18.3)%

Research and development expense decreased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in the prior year, as our research and development staffing and activity has remained relatively consistent during the two periods. Our research and development cost as a percentage of sales for the nine months ended September 30, 2017, however, increased year over year as a result of our decreased sales. The reduction in costs in absolute dollars was primarily attributable to a reallocation of activities of research and development personnel to support the Company’s manufacturing efforts and general and administrative functions.

(Recovery)Provision for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
(Recovery) provision for bad debt expense	$(483)	(13.7)%	$651	16.2%	$(1,134)	(174.2)%	$(863)	(8.4)%	$2,010	11.7%	$(2,873)	(142.9)%

The recovery for bad debt expense recorded during the three and nine months ended September 30, 2017 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

Other Income (Expense), net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income (expense), net	$321	9.1%	$9	0.2%	$312	3,466.7%	$1,527	14.8%	$(1,690)	(9.9)%	$3,217	190.4%

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During 2016, we entered into a definitive Purchase and Sale Agreement (the “Malaysia Purchase Agreement”) for the land-use right and the building for a purchase price of RM25.0 million (approximately $5.9 million as of September 30, 2017). As a result of the pending sale (which was subject to the approval of the Johor Port Authority (the “JPA”)), a gain on assets held for sale of $0.1 million and a loss on assets held for sale of $0.2 million, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded during the three and nine months ended September 30, 2017, respectively. The JPA had sought to add, as a condition to its approval of the sale, a minimum monthly container shipment requirement typical of other properties located in the port. The purchaser refused to accept such condition and had provided notice to the Company of termination of the Malaysia Purchase Agreement if the condition was not removed. Following further discussions, the JPA refused to remove the objected to condition from its consent. As a result, the Company now considers the Malaysia Purchase Agreement to be terminated and plans to re-launch the sale process for its Malaysia facility.

During the three and nine months ended September 30, 2017, our China subsidiary received interim payments of $0.2 million and $1.7 million, respectively, from our local China insurance carrier related to the existing fire insurance claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

Foreign Currency Transaction Gain (Loss)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction gain (loss)	$123	3.5%	$(64)	(1.6)%	$187	292.2%	$48	0.5%	$(351)	(2.0)%	$399	113.7%

The foreign currency transaction impact was a gain of $0.1 million for the three months ended September 30, 2017 compared to a loss of less than $0.1 million in the corresponding 2016 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. Dollar.

The foreign currency transaction gain for the nine months ended September 30, 2017 was less than $0.1 million compared to a loss of $0.4 million for the nine months ended September 30, 2016.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain and China facilities.

Income Tax Benefit

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax benefit	$(173)	(4.9)%	$(35)	(0.9)%	$(138)	(394.3)%	$(316)	(3.1)%	$(50)	(0.3)%	$(266)	(532.0)%

During the three and nine months ended September 30, 2017, we recorded an income tax benefit of $0.2 million and $0.3 million, respectively, resulting in an effective tax rate of 16.0% and 6.9%, respectively. The income tax benefit was primarily related to the allocation of tax expense between operations and other comprehensive income when applying the exception to the ASC 740 intra-period allocation rule. The projected annual effective tax rate, excluding the intraperiod allocation, is 0.0% as compared to the U.S. federal statutory rate of 35.0%. The annual effective tax rate is principally driven by changes in valuation allowances.

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

The following tables set forth information about our operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	$(1,092)	$(3,099)	$(4,725)	$(7,985)
Depreciation	237	(468)	(516)	(1,418)
Interest income (expense), net	1	(2)	(6)	39
Income tax benefit	173	35	316	50
Restructuring	(65)	(25)	(89)	(219)
Stock–based compensation	(136)	(119)	(388)	(399)
Proceeds received from insurance claim	248	—	1,723	—
Impairment of assets held for sale	97	—	(170)	(1,708)
(Loss) gain on disposal of fixed assets	(369)	—	(382)	2
Net Loss	$(906)	$(3,678)	$(4,237)	$(11,638)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Net Sales	$3,533	$4,030	$(497)	(12.3)%	$10,303	$17,144	$(6,841)	(39.9)%
Adjusted EBITDA	$(1,092)	$(3,099)	$2,007	64.8%	$(4,725)	$(7,985)	$3,260	40.8%
Adjusted EBITDA as % of Segment Net Sales	(30.9)%	(76.9)%			(45.9)%	(46.6)%

Adjusted EBITDA as a percentage of net sales improved for the three months ended September 30, 2017 compared to 2016 driven by lower sales volume as well as improved SG&A, R&D, bad debt and favorable foreign currency impact.

Adjusted EBITDA as a percentage of net sales improved for the nine months ended September 30, 2017 compared to 2016 driven by lower sales volume as well as improved SG&A, R&D, bad debt and favorable foreign currency impact.

Adjusted EBITDA for the third quarter of 2017 was $(1.1) million compared to $(1.6) million from the second quarter of 2017. The sequential improvement was primarily due to increased sales volume as well as improved R&D, bad debt expense and favorable foreign currency impact.

Cost-Reduction Actions

In June 2016, we eliminated certain positions at our Spain facility, effective July 5, 2016. In connection with this, we recorded $0.1 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during 2016.

In light of continued difficulties in the China market, on March 7, 2017 we made the decision to wind down our China manufacturing operations substantially by the end of the second quarter of 2017. In early July we vacated our Chinese facility and relocated key personnel to temporary offices. The decision was consistent with ongoing efforts to reorganize our encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company recorded $0.1 million of severance charges and benefits in cost of sales and less than $0.1 million of severance and benefits in selling, general and administrative expenses during the first nine months of 2017.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	September 30, 2017	September 30, 2016
Balance as of beginning of year	$0.3	$0.3
Additions	0.2	0.2
Reductions	(0.2)	(0.2)
Reversals	(0.1)	—
Balance as of end of period	$0.2	$0.3

The restructuring accrual consisted of $0.2 million and $0.3 million for severance and benefits as of September 30, 2017 and 2016, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of September 30, 2017, our principal source of liquidity was $13.3 million of cash and $0.6 million of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. We are also seeking to sell our Johor, Malaysia facility, as discussed herein. With respect to China, payment terms are currently longer in China than in many other locations, which result in delayed cash receipts from certain of our customers. Additionally, evolving China currency control regulations may limit our access to the $6.1 million of cash and $0.6 million of bank acceptance notes located in China as of September 30, 2017 for use outside the country. Although we believe that our timely available cash will be sufficient to meet our liquidity needs, including capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable or fail to receive payment in a timely fashion, our financial condition and results of operations will be negatively affected.

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

In October 2015, our wholly owned Spanish subsidiary, STR Spain entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.8 million as of September 30, 2017), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The initial term of the agreement was for one year, which is automatically extended unless terminated by either party with 90 days prior written notice. As of September 30, 2017 €1.1 million ($1.3 million as of September 30, 2017) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are seeking to sell our Johor, Malaysia facility and its production and ancillary equipment. In connection with the shut-down and potential sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. In 2016, in connection with the potential sale of the Malaysia facility (specifically, the land-use right and building), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. Effective November 18, 2016, we entered into the Malaysia Purchase Agreement to sell our rights to the facility for RM25.0 million (approximately $5.9 million as of September 30, 2017). Closing of the transactionwas subject to customary conditions to closing of transactions of this type, including the approval of the JPA. On July 31, 2017, we received a notice from Tiong Nam Logistics Solutions SDN BHD (the “Purchaser”) purporting to terminate the Malaysia Purchase Agreement, alleging that the JPA was seeking to impose conditions on the approval of the transfer of the facility to the Purchaser that the Purchaser found unacceptable. The conditions included a minimum monthly container shipment requirement typical of other properties located in the port. We responded to the Purchaser disputing the validity of the purported termination on the grounds that the condition period had not yet expired and we were continuing to seek to work with the JPA to reduce the condition objected to by the Purchaser. Following further discussions, the JPA refused to reduce or remove the objected to condition from its consent. As a result, we now consider the Malaysia Purchase Agreement to be terminated pursuant to the initial notice from the Purchaser and plan to re-launch the sale process for our Malaysia facility.

In September 2017, our board of directors approved our pursuit of a significant investment to enter the high-end food packaging business through STR Spain. This investment opportunity, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue the manufacture and sales of high-end food packaging products. We expect to be able to apply certain local incentives, as well as conditional insurance proceeds available only if we invest in new plastics manufacturing equipment, thereby lowering our expected effective initial net investment from approximately $5.0 million to approximately $2.0 million. We have also applied for loans of up to $2.4 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin to generate revenues from this investment by 2019. The food packaging business is highly competitive, and we cannot assure that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan we have applied for from the regional government on favorable terms if at all.

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

Our cash and cash equivalents balance is located in the following geographies:

September 30, 2017
China	$6,140
United States	3,286
Spain	3,322
Malaysia	514
Hong Kong	58
Consolidated	$13,320

Due to the difficulty repatriating cash to the U.S., among other factors, we may have limited access to the $6.1 million of cash and $0.6 million of bank acceptance notes located in China for use outside the country. We are presently applying for a reduction of the registered capital associated with STR China. If the application is approved, we will be entitled to move up to $5.0 million out of China, in which case the funds would be used to settle intercompany loans, ultimately flowing back to the United States. We cannot guarantee that our application for the reduction of registered capital will be approved timely, if at all.

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

Cash Flows

Cash Flow from Operating Activities

Net cash provided by operating activities was $0.9 million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $6.1 million for the nine months ended September 30, 2016. This decline was primarily driven by the receipt of an $8.3 million income tax refund in the prior year. Net loss plus and minus non-cash adjustments improved by approximately $3.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. This improvement was driven primarily by the receipt of the $1.7 million partial payment related to the insurance claim from the fire at our China facility.

Cash Flow from Investing Activities

Net cash used in investing activities was $0.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. The 2017 capital investments were related to the restoration and repairs to the building and equipment at our China facility following the fire in 2016 and are included in the related insurance claim. In the first nine months of 2017, our China subsidiary received interim payments totaling RMB11.6 million (approximately $1.7 million as of September 30, 2017) from our local China insurance carrier related to the existing fire insurance claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim. We expect remaining 2017 consolidated capital expenditures to be less than $0.1 million, excluding our planned investment in the food packaging business. We expect our investment in the food packaging business through the end of fiscal 2018 to be approximately $5.0 million. Although there can be no assurance, we expect to be able to apply certain conditional insurance proceeds, available only if we invest in new plastics manufacturing equipment, and local incentives to the project, thereby lowering our expected effective initial net investment to approximately $2.0 million.

Cash Flow from Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2017 compared to net cash used in financing activities of $0.1 million for the nine months ended September 30, 2016, primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first nine months of 2017, we were not materially affected by inflation.

Recently Issued Accounting Standards

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of September 30, 2017, we do not expect this ASU to have a significant impact on its financial statements or disclosures.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and our Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million (approximately $3.9 million as of September 30, 2017), plus interest, in damages.

A trial was held on April 6, 2017, in Oviedo, Spain. The Company is currently awaiting a ruling from the court.

Item 1A.	Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission, including the risks and risk factors identified in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2016 (the “2016 Form 10-K”). This report contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this report and in our 2016 Form 10-K. Additional risks and uncertainties that management is not aware of, or that are currently deemed immaterial, may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

We cannot assure you that our India tolling plan will be successful.

In connection with our decision to conduct an orderly wind down of our manufacturing operations in China, we have decided to serve the market in India with production through a tolling partner in that country. We expect our tolling partner in India to begin manufacturing commercial quantities of STR-formulated encapsulant products by the end of this year. We have not previously worked with our tolling partner in India and we therefore cannot assure you that the tolling partner will provide us with the support we anticipate we will need, nor can we assure you that we can otherwise successfully manage our collaboration with this tolling partner. If problems develop in our relationship with our India tolling partner, or if such party fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations.

In addition, the potential execution risks associated with our India tolling plan include, among other risks: (i) price competition, (ii) customer loyalty to existing suppliers, (iii) the possibility that our tolling partner may not be able to meet production requirements at the quoted price, which may result in loss of customers, reputation and/or business volumes, (iv) political and economic uncertainties, (v) limited recourse under India laws if disputes arise under our agreements with the tolling partner or other third parties, (vi) potential inability to adequately protect our intellectual property under Indian law and (vii) other additional risks generally associated with our business, each of which may have a material adverse effect on our business, financial condition, and results of operations.

We may not be successful in our entry into the high-end food packaging business.

Our board of directors has approved our pursuit of an investment to enter the high-end food packaging business through our wholly-owned subsidiary in Spain. This investment opportunity includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue the manufacture and sales of high-end food packaging products. While we expect to be able to apply certain conditional insurance proceeds and local incentives to the project, as well as loans from the regional government of Asturias, Spain, to support the project, we cannot assure you that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan we have applied for from the regional government on favorable terms if at all. Furthermore, the food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entry into this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment.

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

STR HOLDINGS, INC.
(Registrant)

Date: November 9, 2017	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)