Form 10-K
period 2017-12-31
STR HOLDINGS, INC.
filed 2018-03-16
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Emerging growth company filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $1,884,802 based on the price of the last reported sale of $0.20 per share on the OTCQB Marketplace on that date.

On February 28, 2018, the registrant had 19,983,913 outstanding shares of Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Strategic Developments

Wind-down of China Manufacturing Operations. Our business unit in China (“STR China”) incurred a loss of approximately $5.8 million during 2016, including a bad debt expense of $1.5 million. In October 2016, a fire destroyed one of our two China-based production lines and caused substantial damage to our building and some of our ancillary equipment. In light of continued poor financial results of STR China, as well as the effects of the fire, we conducted an orderly wind down of our China manufacturing operations to reduce operating losses related to this business unit. By the close of 2017, we effectively completed the wind down process, with only a small administrative team remaining in an office under short-term lease.

India Tolling Plan. A review of our production in China revealed that roughly half of our sales volume was being exported to our customers in India. Moreover, our customers in India have generally been more reliable in terms of payment and pricing than our customers in China. In conjunction with our wind down of manufacturing operations in China, we have entered into an agreement with a tolling partner in that country. We sold our undamaged production line from STR China to this tolling partner and it is now in commercial operation making STR-formulated encapsulant products. By using a tolling partner, our goal is to continue to serve and grow our customer base in India without having to make a significant direct capital investment. We have not worked with our tolling partner in India prior to 2017 and we cannot ensure that the tolling partner will provide us with the support we anticipate or that we can otherwise successfully manage our collaboration with our tolling partner. If problems develop in our relationship with our India tolling partner, or if such party fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that the India tolling plan will continue to be successful or that it is sustainable in the long term. We are in discussions to sell an additional production line we own to our tolling partner to enable the tolling partner to further increase its capacity.

We continue to reorganize our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations, to convert assets to cash for potential redeployment into more profitable endeavors and possible business opportunities in potentially more profitable parts of the solar supply-chain, and to evaluate other strategic alternatives.

High-End Food Packaging. In the fourth quarter of 2017, we initiated a significant investment through our wholly-owned subsidiary in Spain to enter the high-end food packaging business. This investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements, along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. As anticipated, we have received, and applied, certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds are available to us only if we invest in new plastics manufacturing equipment. We have been advised by our insurer that our investment qualifies for reimbursement under the terms of our policy and, accordingly, they paid our U.S. entity the amount of $0.8 million in October 2017 to cover the cost of the deposit for the primary capital equipment. We expect them to reimburse our U.S. entity for an additional approximately $1.8 million during 2018 as we continue to make qualifying capital investment under the packaging project. We have also applied for loans of up to €2.0 million (approximately $2.4 million as of December 31, 2017) from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entry into this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

Alternative Transactions. In the event that we are not successful in restructuring our encapsulant business, entering into the high-end food packaging business, or in completing other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are unsuccessful in executing on our strategic plans to ultimately achieve profitability by reorganizing our encapsulant business and entering the high-end packaging business, we may also decide to wind down or cease any or all of our operations.

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

Manufacturing Facility Fire. During the fourth quarter of 2016, we recorded a $0.9 million loss on disposal of fixed assets attributable to our Chinese manufacturing facility fire. During 2017, STR China received interim payments totaling RMB12.7 million (approximately $1.9 million as of December 31, 2017) from our local China insurance carrier related to the existing fire insurance claim. During 2017, we also received $0.8 million in the U.S. under the master property insurance plan related to the same claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

2014 Transaction with Zhenfa

In 2014, we entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”), and its indirect wholly owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”). Certain provisions of these agreements ended upon our 2016 Annual Meeting of the Shareholders, which was held on December 5, 2017.

Purchase Agreement

On August 11, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Zhenfa U.S., pursuant to which Zhenfa U.S. acquired approximately 51% of our then outstanding shares of common stock on December 15, 2014 (the “Closing Date”).

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

As we have substantially discontinued operations in China, Zhenfa is not currently providing us with any material services under this agreement. However, we continue to interact with Zhenfa to assess whether there may be projects of interest to us to pursue in China. Our activities with Zhenfa under the Sales Service Agreement are subject to the oversight of our Special Committee of Continuing Directors.

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

There are two primary commercialized categories of solar cells: crystalline silicon and thin-film. PV devices can be manufactured using different semiconductor materials, including mono-and poly-crystalline silicon for silicon cells, and amorphous silicon, gallium arsenide, copper indium gallium selenide and cadmium telluride, among others, for thin-film cells. Crystalline silicon cells typically operate at higher conversion efficiency, though this is no longer always the case. Historically, crystalline silicon cells have been higher in cost due to a more complex production process and the need for more expensive raw materials. In recent years, the price of polysilicon has declined rapidly, eroding the cost advantage of thin-film cells, while the gap in conversion efficiency narrows due to more rapid improvements in the thin-film sector.

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

Over the years, various encapsulant materials have been used in solar modules, including EVA, polyvinyl butyral (“PVB”), polyolefin elastomer (“POE”) and poly dimethyl siloxane or silicone. We currently use EVA to make most of our encapsulant products, but also offer and manufacture a range of POE encapsulants. Our encapsulants are modified with additives to increase stability for long-term outdoor applications, such as solar modules. We have also begun selling EVA interlayer to the laminated glass market to further expand our product offering and end-markets.

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

Financial Information About Our Segment and Geographic Areas

Financial information about our segment and geographical areas of operation is included in Item 7,-Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18-Reportable Segment and Geographical Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Products

Drawing upon our considerable experience, we develop our solar encapsulant formulations internally and work in conjunction with our customers to meet their varying requirements. Our formulations offer a range of properties and processing attributes, including various curing times and temperatures that align with the requirements of our customers’ individual lamination processes and module constructions. Our formulations can be used in both crystalline silicon and thin-film modules.

Our Markets and Customers

Our customers are primarily solar module manufacturers located primarily in Asia, Europe and North America. We typically sell our encapsulants on a purchase order basis that specifies price and delivery parameters, but can be cancelled or postponed prior to production. We also provide technical support and assist our customers when they are qualifying solar modules that utilize our products, which can take from two months to more than two years. Historically, our sales strategy has focused on developing long-term relationships with solar module manufacturers and working collaboratively during their product development efforts.

Over the past several years, many of our Western customers continued to lose market share to lower-cost Chinese module manufacturers, with many being forced into bankruptcy or exiting the solar business as module production migrated rapidly to Asia, primarily China. We established our own manufacturing plant in China and also engaged tolling manufacturers to augment our capacity there, but in light of the obstacles detailed herein relating to the Chinese market, we conducted an orderly wind down of our China-based manufacturing operations, which was effectively completed as of the end of 2017. Given that our China factory has been manufacturing encapsulants for sale outside of China, increasingly India, we have decided to serve the market in India with production through a tolling partner in that country.

Global Wedge, Inc. and Heckert Solar, each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 33% of our net sales, for the year ended December 31, 2017 and December 31, 2016. Our top five customers accounted for approximately 49% and 51% of our net sales in 2017 and 2016, respectively.

Our Operations

Facilities and Equipment

We currently operate a production facility in Llanera, Asturias, Spain. This production facility is augmented by our research, development and testing laboratory in Enfield, Connecticut, which is co-located with our corporate headquarters and our pilot production facility.

We currently have total annual production capacity of approximately 2.6 GW at our Spain location, approximately 0.3 GW in Connecticut and approximately 0.5 GW in India with our tolling partner.

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

We also own a dormant production facility in Johor, Malaysia, for which we had an executed Purchase and Sale Agreement effective November 18, 2016. The completion of the sale was subject to the approval of the Johor Port Authority (the “JPA”). On July 31, 2017, we received a notice from Tiong Nam Logistics Solutions SDN BHD (“Tiong Nam”) purporting to terminate the agreement, alleging that the JPA was seeking to impose certain conditions on the approval of the transfer of the facility to Tiong Nam that it found unacceptable. We were not successful in removing those conditions, and our agreement with Tiong Nam terminated. We have since re-launched the sale process for our Malaysia facility.

Encapsulant Production Process

Our production process typically begins by mixing EVA or POE pellets with several additives to give the encapsulant its desired properties. The mixture is then melted, homogenized, pressurized and forced through a die to create a “polymer curtain,” forming a continuous encapsulant sheet. The sheet then progresses downstream in a proprietary process and is ultimately wound into rolls, slit to the desired width, and packaged for shipment to customers.

Our manufacturing quality program is ISO 9001 certified. We have a high level of automation at each of our owned facilities that includes real-time computerized monitoring of the manufacturing process. Such automation provides consistency across our facilities so we can satisfy customer orders at all of our manufacturing locations. In addition, our enterprise resource planning system allows us to efficiently plan our production by location with global, real-time visibility.

We test our products in real-time and at a high frequency after production. The Quality Department at all of our owned manufacturing facilities and our tolling partner follow our global quality assurance program and has a mandate to disposition products that do not meet required standards.

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

Our Competition

We face intense competition in the solar encapsulant market and have experienced a significant decline in our global market share from approximately 30% in 2010 to 1% in 2017. We compete with a number of encapsulant manufacturers, including Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc. and SK Chemical Ltd. We have also had to compete in the past with upstream plastic resin manufacturers moving into downstream markets. These resin manufacturers have included Dow Chemical Corporation, Dow Corning Corporation and E.I. DuPont De Nemours and Company (“DuPont”). We have also had to compete with other very large conglomerates such as 3M Company. Over the years, various alternative encapsulant materials have been used in solar modules, including POE, PVB and silicone. Many of our competitors are large, global companies with substantially more financial, manufacturing and logistical resources. Also, low-cost solar module manufacturers have emerged in Asia, primarily in China, who compete with our legacy customers in Western markets. As the China solar market matures, additional encapsulant providers from China and the greater Asian markets may compete with us. We compete on the basis of various factors, including:

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

Employees

As of December 31, 2017, we employed approximately 90 people on a full or part-time basis. We maintain a non-unionized workforce, with the exception of some employees in our manufacturing facility in Spain, where unions are statutory. We have not experienced any significant work stoppages during the past five years.

Executive Officers

The following table sets forth the names and ages, as of March 1, 2017, of our executive officers. The descriptions below include each such person’s service as a board member or an executive officer of STR Holdings, Inc. and our predecessor.

Name	Age	Position
Robert S. Yorgensen	54	Chairman, President and Chief Executive Officer
Thomas D. Vitro	57	Vice President, Chief Financial Officer and Chief Accounting Officer

Robert S. Yorgensen. Mr. Yorgensen has been our Chairman since December 2014 and our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our Chief Executive Officer, Mr. Yorgensen was Vice President of STR Holdings, Inc., and President of our Solar Division since 2007, and has been employed with us for over 32 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

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

We have granted a third party manufacturer of PV modules the right to use the formula for one of our encapsulant products and certain of our production techniques to make or have another party make the encapsulant for us in PV modules manufactured by the third party manufacturer. The license is exclusive with respect to specified types of PV modules, and nonexclusive as to all other types of PV modules. The third party manufacturer may also sublicense its rights under the technology license agreement to licensees of its PV module manufacturing processes.

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

We incurred net losses of $5.1 million and $15.9 million for the years ended December 31, 2017 and 2016, respectively. Although we are pursuing plans to improve our financial results, such plans contemplate significant changes to our existing operations and activities. Failure to successfully manage such changes may result in continued substantial net losses and could have a material adverse effect on our business, prospects and financial condition.

We continue to reorganize our encapsulant business to better align it with customer geography, to reduce the cash burn related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. We have initiated significant investments in capital equipment and related facility improvements to enter the high-end packaging manufacturing business and anticipate further capital investment prior to our anticipated launch of this new product line at the end of 2018. We also continue to evaluate strategic alternatives. We cannot assure you that we will be able to successfully execute these initiatives or any such potential transactions. If we are successful in pursuing any such transactions we may be required to expend significant funds, incur additional debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure you that any such strategic initiatives or transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such initiatives or transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the high-end packaging market or other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not successful in executing on our strategic plans, we may decide to wind down or cease any or all of our operations.

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

As of December 31, 2017, our principal source of liquidity was $13.5 million of cash and $0.9 million of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future will continue to be, for working capital and capital investments. Payment terms are currently longer in China than in many other locations, which results in delayed cash receipts from certain of our customers. If we are unable to collect our receivables, fail to receive payment in a timely fashion, or have limited access to the $2.2 million of cash and $0.9 million of bank acceptance notes located in China, our financial condition and results of operations may be negatively affected.

We currently rely on a single product line for nearly all of our net sales.

In 2017 and 2016, we derived substantially all of our net sales from solar encapsulant products. For our business to succeed, we will have to achieve broader market acceptance of our products or successfully launch a new business activity or enter a new sector. As a result, factors adversely affecting the demand for our solar encapsulants, such as competition, pricing or technological change could materially and adversely affect our business, financial condition and results of operations.

Our encapsulant business is dependent upon securing net sales to new customers, growing net sales to existing key customers and increasing our market share.

We estimate that our global market share has declined significantly from approximately 30% in 2010 to 1% in 2017. The future success of our encapsulant business depends on our ability to secure net sales to new customers, to grow net sales to existing key customers and to increase our global market share. Over the last few years, we believe our European and North American customers have lost market share to Asian module manufacturers, primarily from China, who continue to penetrate the global solar market. In order to be successful in the encapsulant business, we believe that we will need to significantly increase our net sales. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on a limited number of customers, which may cause significant fluctuations or result in declines in our net sales.

The solar module industry is relatively concentrated, and we expect this concentration to increase with consolidation. As a result, we sell substantially all of our encapsulants to a limited number of solar module manufacturers. We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of encapsulants to a relatively small number of customers. Global Wedge, Inc. and Heckert Solar, each accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 33% of our net sales for the year ended December 31, 2017 and December 31, 2016. Our top five customers accounted for approximately 49% and 51% of our net sales in 2017 and 2016, respectively. Furthermore, participants in the solar industry, including our customers, are experiencing intense pressure to reduce their costs. Since we are part of the overall supply chain to our customers, any cost pressures experienced by them may affect our business and results of operations. Our customers may not continue to generate net sales for us. Conversely, we may be unable to meet the production demands of our customers or maintain these customer relationships. Any one of the following events may cause material fluctuations or declines in our net sales and have a material adverse effect on our business, financial condition and results of operations:

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

In connection with our orderly wind down of our manufacturing operations in China, we have decided to serve the market in India with production through a tolling partner in that country. Our tolling partner in India is now manufacturing commercial quantities of STR-formulated encapsulant products. We have not previously worked with our tolling partner in India and we therefore cannot assure you that the tolling partner will provide us with the support we anticipate we will need, nor can we assure you that we can otherwise successfully manage our collaboration with this tolling partner. If problems develop in our relationship with our India tolling partner, or if such party fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations.

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

Moreover, we produce a component utilized in the manufacture of solar modules. New or existing solar technologies that do not require encapsulants as we produce them, or at all, may emerge and/or gain market share. In the event that solar module manufacturers switch from EVA to POE encapsulant products and do not find our POE products competitive, such switch could materially and adversely affect our business, financial condition and results of operations.

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

We face competition in our business from other companies producing encapsulants for solar modules and may face competition from upstream plastic resin manufacturers.

The market for encapsulants is highly competitive and continually evolving. We compete with a number of encapsulant manufacturers, many of which are large, global companies with substantially more financial, manufacturing and logistical resources and strong customer relationships. If we fail to attract and retain customers for our current and future products, we will be unable to increase our net sales and market share. Our primary encapsulant competitors include Bridgestone Corporation, Hangzhou First PV Material Co., Ltd., Mitsui Chemicals Group, Inc. and SK Chemical Ltd. We have also had to compete in the past with upstream plastic resin manufacturers moving into downstream markets. These resin manufacturers have included Dow Chemical Corporation, Dow Corning Corporation, E.I. DuPont De Nemours and Company (“DuPont”). We have also had to compete with other very large conglomerates such as 3M Company. We also expect to compete with new entrants to the encapsulant market, including those that may offer more advanced technological solutions or complementary products such as backsheet that possess advanced or more efficient manufacturing capabilities or that have greater financial resources than us. Some solar module manufacturers have encapsulant production capabilities of their own and this trend may broaden with market consolidation. Further, as the China solar market matures, we expect additional encapsulant providers from China and the greater Asian markets to compete with us. Our competitors may develop and produce or may be currently producing encapsulants that offer advantages over our products. A widespread adoption of any of these technologies could result in a rapid decline in our position in the encapsulant market and adversely affect our net sales and margins.

Excess capacity exists from time to time throughout the solar supply chain, often leading to substantial solar module price declines, which in turn cause price to become the predominant factor in the encapsulant procurement process.

Significant excess capacity has periodically existed and may exist again in the future throughout the solar supply chain resulting in a further decrease in selling prices of solar modules. Due to many module manufacturers not producing at full capacity as well as being impacted by pricing pressure, our encapsulants’ value proposition has been concomitantly reduced. Our customers and potential customers have been increasingly focused on the purchase price of encapsulants. In light of recent declines in our global market share, it is a priority that we increase our market share through net sales to existing and new customers, however, we cannot assure you that we will be able to do so. In order to remain competitive, we expect to be subject to continuing downward pricing pressures that may negatively impact our net sales and net earnings. In addition, our competitors may reduce the price of their products, which may force us to further reduce the price of our encapsulant products to retain net sales.

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

Our relationship with our tolling partner in India is subject to significant political and economic uncertainties.

For as long as we continue to engage a third-party manufacturer located in India to toll for us, we are exposed to certain risks. If the manufacture of our products in India is disrupted, our overall capacity could be significantly reduced and net sales and/or profitability could be negatively impacted. Furthermore, changes in Indian laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion and repatriation, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

We may have limited legal recourse under the laws of China if disputes arise under our agreements with third parties.

While we have substantially reduced our asset base and on-going costs in China through the wind down of STR China production operations, disposition of equipment under our insurance policy, sale of surplus equipment to our India tolling partner, relocation to smaller and lower-cost offices, repatriation of approximately $5.0 million in cash to our accounts in the United States, near-total reduction of our staffing in China, and collection of much of our long-outstanding accounts receivable, we still have a legal entity in China with a small administrative staff primarily focused on the collection of our remaining accounts receivable, some of which we anticipate will take some time to collect.

The Chinese government has enacted certain laws and regulations dealing with matters such as corporate organization and governance, foreign investment, currency control, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If disputes arise under our agreements with any other parties doing business in China, including Zhenfa, we face the risk that such party may breach any such agreement or otherwise engage in conduct relating to their relationship with us that could otherwise give rise to liability under U.S. law. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, may be limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in India could negatively impact our performance.

In connection with our tolling manufacturing arrangements, we rely on third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process. However, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow, or prevent the manufacturers from retaining them. We face risks that our proprietary information may not be afforded the same protection in India as it is in countries with more comprehensive intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in India, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In the event that the third-party tolling manufacturers of our proprietary products misappropriate our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

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

The scope of government incentives for solar energy depends, to a large extent, on political and policy developments relating to environmental and energy concerns in a given country that are subject to change, which could lead to a significant reduction in, or a discontinuation of, the support for renewable energy in such country. Federal, state and local governmental bodies in many of our customers’ target markets, including Germany, Italy, Spain, the United States, China, France, Japan and South Korea, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar energy products to promote the use of solar energy and to reduce dependency on other forms of energy. In many cases, the costs of these government subsidy programs are passed on to electricity consumers in the applicable regions. These government economic incentives could be reduced or eliminated earlier than anticipated or changed, which may result in the pull-in of demand from solar module manufacturers due to increased end-user demand being driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff incentives.

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

Some European governments have experienced sovereign debt issues in the past and a risk exists that some of these governments will continue to reduce current subsidies provided for PV installations in conjunction with generally tighter fiscal policies.

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

We are dependent upon certain raw materials, particularly resin, for the manufacture of our encapsulants. EVA resin comprises approximately 46% of our cost of sales for EVA-based products. We do not believe that EVA resin can be effectively hedged with derivatives in the commodity markets. The prices for resin declined slightly in 2017 versus 2016 and remained fairly constant in 2016 versus 2015. However, they have been volatile in the past and if raw material prices increase, our gross margins and results of operations may be materially and adversely affected.

Deterioration of our customers’ financial profile may cause additional credit risk on our accounts receivable.

A significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. The accounts receivable from our top five customers represented 9% and 27% of our accounts receivable balance as of December 31, 2017 and December 31, 2016, respectively. The accounts receivable due from our largest customer was 2% of our accounts receivable balance as of December 31, 2017. During the past several years, many solar module manufacturers became insolvent and the number of days outstanding on accounts receivable has increased significantly industry-wide. For example, in 2016, we recorded bad debt expense of approximately $1.2 million for China Sunergy Co Ltd. (“CSUN”). We have won a judgement against CSUN in the China courts and expect to receive full payment in six equal installments over a three year period, beginning in 2018, though we cannot assure you that we will be successful in obtaining such payments. Moreover, many solar manufacturing companies continue to face significant liquidity and capital expenditure requirements, and as a result, our customers may have trouble making payments owed to us. If we are unable to collect our accounts receivable, or fail to receive payment of accounts receivable in a timely fashion, our financial condition and results of operations may be negatively affected.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. This may be particularly difficult in light of our financial performance. In addition, we have substantially reduced our headcount during the past few years, which limits the resources available to successfully manage and grow our business. The loss of the services of any member of our senior management team or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

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

We provide a short-term warranty that we have manufactured our products to our specifications. On limited occasions, we incur costs to service our products in connection with specific product performance matters that do not meet our manufacturing specifications. Also, in isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase in 2018. If we were to ever receive a warranty claim for such matter, we would assess the need for a warranty accrual at that time.

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

Of our total net sales, approximately 98% were generated from outside the United States in each of the years ended December 31, 2017 and 2016. Our international operations are subject to a number of risks that could have a material adverse effect on our business, financial condition, results of operations or cash flow, including:

•	a module manufacturer’s unwillingness to purchase from foreign-owned companies;

•	difficulty in enforcing agreements in foreign legal systems and in the collection of trade accounts receivable;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•	protectionist laws and business practices that favor local companies;

•	difficulties in securing, servicing and increasing net sales to foreign customers;

•	potentially adverse tax consequences;

•	fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars;

•	potential noncompliance with a wide variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the Office of Foreign Assets Control and similar non-U.S. laws and regulations;

•	operations in parts of the world where strict compliance with anti-bribery laws may conflict with local practices and customs;

•	inability to obtain, maintain or enforce intellectual property rights and otherwise protect against clone or “knock off” products;

•	labor strikes, especially those affecting transportation and shipping;

•	risk of nationalization of private enterprises;

•	changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives on which our module manufacturing customers and their customers rely;

•	multiple, conflicting and unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to local content rules, environmental protection, export duties, import duties and quotas;

•	disruptions in our business operations or damage to strategic assets that may not be recoverable from applicable insurance policies caused by potential unfavorable weather patterns in certain locations of the world including, but not limited to, nor’easters, blizzards, earthquakes, typhoons and hurricanes;

•	terrorist attacks and acts of violence or war;

•	difficulty with developing staffing and simultaneously managing widespread operations as a result of, among other things, distance, language and cultural differences; and

•	difficulty of and costs relating to compliance with the different commercial and legal requirements of the international markets in which we operate.

Our dramatically scaled back China entity is subject to national, regional and local regulation. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government’s current or future interpretation and application of existing or new regulations will negatively impact our China entity, result in regulatory investigations or lead to fines or penalties. Our planned operations in India will require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and may expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We may not be successful in our entry into the high-end food packaging business.

In the fourth quarter of 2017, we initiated a significant investment through our wholly owned subsidiary in Spain to enter the high-end food packaging business. This investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. As anticipated, we have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds are available to us only if we invest in new plastics manufacturing equipment. We have been advised by our insurer that our investment qualifies for reimbursement under the terms of our policy and accordingly they have paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. We expect them to reimburse our U.S. entity for an additional approximately $1.8 million during 2018 as we continue to make qualifying capital investment under the packaging project. We have also applied for loans of up to €2.0 million (approximately $2.4 million as of December 31, 2017) from the regional government of Asturias, Spain to further support the project subject to the timely purchase and installation of equipment, we expect to begin production by 2019. While we expect to be able to apply certain conditional insurance proceeds and local incentives to the project, as well as loans from the regional government of Asturias, Spain, to support the project, we cannot assure you that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all. Furthermore, the food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entry into this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment.

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

We may be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months. There are various reasons for periodic fluctuations, mostly related to economic incentives and weather patterns. A change in government incentives may result in the pull-in of demand from solar module manufacturers due to increased end-user demand driven by the incentive to purchase a solar system prior to the enactment of the decreased feed-in tariff. As a result, we may see atypical net sales during one reporting period as compared to another. In addition, our Spanish operation tends to have lower net sales during the third quarter of the year due to the European summer vacation, which occurs in August. Our net sales are also typically lower in December, as module manufacturers often defer purchases of our encapsulants to the next calendar year due to reduced consumption during the holiday period and the desire to reduce year-end inventory. Solar module customers will sometimes make purchasing decisions toward the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction activity is typically slower in colder months, especially in light of dangerous or difficult conditions brought about by ice and snow and frozen ground. Finally, due to the rapid emergence of Chinese module manufacturers and the resulting global market share they possess, Chinese New Year can impact the production schedules of any Chinese customers, which could impact demand for our encapsulants during the first quarter of the year. Accordingly, our business and results of operations could be affected by similar fluctuations in the future.

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

We are required to comply with federal, state, local and foreign laws and regulations regarding protection of the environment and health and safety. If more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we do not comply with such present or future laws and regulations or related permits, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge hazardous substances, chemicals and wastes in our product development and manufacturing activities. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. We have performed environmental investigations and remediation activities at our 10 Water Street, Enfield, Connecticut location. During our investigations, each site was found to contain the presence of various contaminants. Any failure by us to control the use of, to remediate the presence of, or to restrict adequately the discharge of, such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, fines or suspensions in our business operations. See Item 1,-Business,-Environmental Regulation. We cannot assure that we will not discover further environmental contamination or that we would not be required to incur significant expenditures for environmental remediation in the future.

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

In December 2017, the United States Congress enacted legislation commonly known as “the Tax Cuts and Jobs Act” (the “Tax Act”). The Tax Act made significant changes to U.S. federal income tax laws. Certain provisions of the Tax Act could have an adverse effect on the financial condition of the Company or its subsidiaries. The interpretations of many provisions of the Tax Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Tax Act will be issued or the impact of any such guidance on the Company.

We have received financial incentives from government bodies in certain foreign jurisdictions that are based on the maintenance of various requirements. If such requirements are not maintained, we may lose the financial incentives, which could negatively impact our results of operations and financial condition.

We have received financial incentives from government entities in certain foreign jurisdictions based on the maintenance of various requirements. For example, our Spanish subsidiary has received grants for production equipment that require us to maintain a specific level of employment and use of assets

If we do not satisfy these requirements in the future, we may not qualify for future incentives or may be required to refund a portion of previously granted incentives, which could negatively impact our results of operations and financial condition.

The acquisition of a significant interest in our company by Zhenfa, a Chinese company, may expose us to greater regulatory scrutiny.

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

Our common stock is traded on the OTCQB Market which could limit the liquidity of our common stock, and hinder our ability to raise additional capital as well as having other negative results.

We are quoted on the OTCQB marketplace under the symbol “STRI.” Stocks traded on the OTCQB marketplace generally have a more limited trading volume and exhibit a wider spread between the bid/ask quotations than stock traded on national exchanges. Many institutional investors have investment policies which prohibit them from trading in stocks on the OTCQB marketplace. The OTCQB marketplace affords our stockholders fewer corporate governance protections than if we were listed on a national exchange, such as requirements concerning the independence of our board of directors. As a result, we and our investors could face adverse consequences, including:

•	limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	increased volatility in the market price and trading volume for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that such stockholders might sell shares of common stock could also depress the market price of our common stock. As of February 28, 2018, we had 19,983,913 shares of our common stock outstanding, some of which are owned by our directors, executive officers and affiliates. Subject to vesting requirements, these shares are eligible for sale in the public market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Zhenfa beneficially owns a significant interest in our common stock. As a result, it is able to exert significant influence over us, and Zhenfa's interests may conflict with the interests of our other stockholders.

Based solely upon filings made by Zhenfa with the SEC, Zhenfa controls 46% of the voting power of our common stock as of December 31, 2017 and is able to exert substantial influence over us, including the election of our directors and most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. A controlling or significant stockholder may have the effect of making it difficult for a third party to seek, or may discourage or delay a third party from seeking, to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Zhenfa maintains separate business operations from us. As a result, Zhenfa's interests may not always be consistent with the interests of our other stockholders. To the extent that conflicts of interest may arise among us, Zhenfa and its affiliates, those conflicts may be resolved in a manner adverse to our other stockholders.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive offices are located at 10 Water Street, Enfield, Connecticut, 06082. This facility also headquarters our research and development function and has manufacturing capacity. Our other facilities are principally manufacturing facilities.

The following table summarizes information regarding our significant owned facilities as of December 31, 2017:

Location	Square Feet	Owned/Leased	Manufacturing Status
Johor, Malaysia	142,270	Owned	Idle
Asturias, Spain	105,000	Owned	Active
Enfield, Connecticut	69,500	Owned	Active

From time to time, we evaluate our production requirements and may close or consolidate existing facilities or open new facilities.

In August 2015, we ceased operations at our owned facility in Johor. In November 2016, a formal purchase and sale agreement was executed, but was terminated prior to the consummation of the sale. We have since re-launched the sale process for our Malaysia facility. Refer to Item 7, -Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

ITEM 3. Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million (approximately $4.0 million as of December 31, 2017), plus interest, in damages.

A trial was held on April 6, 2017, in Oviedo, Spain. The Company is currently awaiting a ruling from the court.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At February 28, 2018, there were approximately 26 holders of record of our common stock.

The table below sets forth the high and low sales prices per share of our common stock reported on the OTCQB and the OTCQX, as applicable, for the periods indicated.

	Common Stock Price Range
	High	Low
Fiscal 2017
1st Quarter	$0.25	$0.15
2nd Quarter (1)	0.26	0.17
3rd Quarter	0.28	0.08
4th Quarter	0.34	0.10

	Common Stock Price Range
	High	Low
Fiscal 2016
1st Quarter	$0.50	$0.25
2nd Quarter	0.38	0.17
3rd Quarter	0.35	0.15
4th Quarter	0.28	0.15

(1)	Our common stock began trading on the OTCQB beginning on April 3, 2017 under the ticker symbol “STRI.”

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

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industrial experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company, winding up our operations in China, restructuring our business to align with our customers’ geography and entering into a tolling relationship with our tolling partner in India; (3) our reliance on a single product line and any contemplated pursuits of new market sectors; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulant production; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) excess capacity in the solar supply chain; (10) demand for solar energy in general and solar modules in particular; (11) our administrative activity and assets in China, including our cash, trade receivables and court judgments in our favor related to the collection of receivables, being subject to significant political and economic uncertainties; (12) limited legal recourse under the laws of China if disputes arise; (13) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products; (14) our lack of credit facility and our inability to obtain credit; (15) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy; (16) volatility in commodity costs; (17) our customers’ financial profile causing additional credit risk on our accounts receivable; (18) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (19) potential product performance matters and product liability; (20) our substantial international operations and shift of business focus to emerging markets; (21) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (22) losses of financial incentives from government bodies in certain foreign jurisdictions; (23) compliance with the qualifications of the OTCQB; (24) the ability to realize synergies from the transaction with Zhenfa Energy Group Co., Ltd. (“Zhenfa”); (25) our entry into the high-end packaging market as a new entrant without prior experience in this specific market and our significant capital investments related to this endeavor; (26) our ability to timely equip our Spain facility with new plastic packaging production equipment, to train our staff to operate such equipment and to efficiently operate such equipment in a mode that yields a competitive cost of goods sold; (27) our ability to design, manufacture and sell high-end packaging products that are competitive with incumbent products and products that may exist in the future; (28) our reliance on third-party analysis and consulting to understand opportunities in the food packaging market and to develop strategy to participate in such market; (29) our assumption that our experience in the manufacture and marketing of polymeric products will translate to the high-end packaging market; (30) our ability to develop customers for our high-end packaging products and to sell our products at prices that allow us to generate earnings in line with our expectations; (31) our ability to source raw materials and to do so at a cost that allows us to be competitive in line with our expectations; (32) our equipment purchase and license agreements with a third party manufacturer of PV modules and (33) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Annual Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a provider of encapsulant to the solar module industry. Encapsulant is a critical component used in solar modules. Our PhotoCap® products consist of ethylene-vinyl acetate (“EVA”) or polyolefin elastomer (“POE”), which is modified with additives and put through our proprietary extrusion manufacturing process to increase product stability and make the encapsulant suitable for use in extreme, long-term outdoor applications. Our encapsulants can be used in both crystalline silicon and thin-film solar modules. To date, over 20 GW of solar modules utilizing our encapsulants have been installed in the field with no reported module power performance issues being caused by our encapsulants.

We are currently embarking on an expansion of our business lines by investing in state of the art equipment and related facility upgrades to enable us to compete in the high-end plastics packaging market. We believe that our experience in polymeric materials, manufacturing, polymer R&D, product qualification, quality control, systems implementation and marketing and sales, among our other pertinent experience, will allow us to successfully enter this growing market.

Current Business Environment, Components of Net Sales and Expenses and Anticipated Trends

Strategic Focus

We continue to operate at a substantial net loss. We incurred net losses from operations of approximately $5.1 million and $15.9 million for the years ended December 31, 2017 and 2016, respectively.

Recent Developments

Wind-down of China Manufacturing Operations. Our business unit in China (“STR China”) incurred a loss of approximately $5.8 million during 2016, including a bad debt expense of $1.5 million. In October 2016, a fire destroyed one of our two China-based production lines and caused substantial damage to our building and some of our ancillary equipment. In light of continued poor financial results of STR China, as well as the effects of the fire, we conducted an orderly wind down of our China manufacturing operations to reduce operating losses related to this business unit. By the close of 2017, we effectively completed the wind down process, with only a small administrative team remaining in an office under short-term lease.

India Tolling Plan. A review of our production in China revealed that roughly half of our sales volume was being exported to our customers in India. Moreover, our customers in India have generally been more reliable in terms of payment and pricing than our customers in China. In conjunction with our wind down of manufacturing operations in China, we have entered into an agreement with a tolling partner in that country. We sold our undamaged production line from STR China to this tolling partner and it is now in commercial operation making STR-formulated encapsulant products. By using a tolling partner, our goal is to continue to serve and grow our customer base in India without having to make a significant direct capital investment. We have not worked with our tolling partner in India prior to 2017 and we cannot ensure that the tolling partner will provide us with the support we anticipate or that we can otherwise successfully manage our collaboration with our tolling partner. If problems develop in our relationship with our India tolling partner, or if such party fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that the India tolling plan will continue to be successful or that it is sustainable in the long term. We are in discussions to sell an additional production line we own to our tolling partner to enable the tolling partner to enable the tolling partner to further increase its capacity.

We continue to reorganize our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations, to convert assets to cash for potential redeployment into more profitable endeavors and possible business opportunities in potentially more profitable parts of the solar supply-chain, and to evaluate other strategic alternatives.

High-End Food Packaging. In the fourth quarter of 2017, we initiated a significant investment through our wholly-owned subsidiary in Spain to enter the high-end food packaging business. This investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. As anticipated, we have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds are available to the Company only if we invest in new plastics manufacturing equipment. We have been advised by our insurer that our investment qualifies for reimbursement under the terms of our policy and, accordingly, they paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. We expect them to reimburse our U.S entity for an additional approximately $1.8 million during 2018 as we continue to make qualifying capital investment under the packaging project. We have also applied for loans of up to €2.0 million (approximately $2.4 million as of December 31, 2017) from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entry into this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

Alternative Transactions. In the event that we are not successful in restructuring our encapsulant business, in entering into the high-end food packaging business, or in completing other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are unsuccessful in executing on our strategic plans to ultimately achieve profitability by reorganizing our encapsulant business and entering the high-end packaging business, we may also decide to wind down or cease any or all of our operations.

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

Manufacturing Facility Fire. During the fourth quarter of 2016, we recorded a $0.9 million loss on disposal of fixed assets attributable to our Chinese manufacturing facility fire. During 2017, STR China received interim payments totaling RMB12.7 million (approximately $1.9 million as of December 31, 2017) from our local China insurance carrier related to the existing fire insurance claim. During 2017, we also received $0.8 million in the U.S. under the master property insurance plan related to the same claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

Equipment Purchase and License Agreement. On January 16, 2018, STR Holdings, Inc., through its wholly owned subsidiary Specialized Technology Resources, Inc. (the “Company”), entered into an equipment purchase agreement and a technology license agreement (together, the “Agreements”) with a manufacturer of solar photovoltaic (PV) modules (the “Purchaser”).

Under the equipment purchase agreement, the Company will purchase from a third party specialized equipment (the “Equipment”) for the production of one of the Company’s proprietary encapsulants (the “Encapsulant”), resell the Equipment to the Purchaser, install the Equipment at a facility of the Purchaser and train Purchaser personnel in the Equipment’s use. Under the license agreement, the Company has granted the Purchaser the right to use the formula for the Encapsulant and certain of the Company’s production techniques to make or have made the Encapsulant for use in PV modules manufactured by the Purchaser. The license granted to the Purchaser is exclusive with respect to specified types of PV modules manufactured by the Purchaser, and nonexclusive as to all other types of PV modules. The Purchaser may also sublicense its rights under the technology license agreement to licensees of its PV module manufacturing processes.

Under the Agreements, the Purchaser will pay the Company an aggregate of $6.0 million. Payment under the Agreements is contingent upon successful completion of certain milestones relating to the qualification of the Encapsulant and installation, acceptance and operation of the Equipment. Subject to completion of the applicable milestones, the Company anticipates receipt of the initial payment of $1.8 million during the first quarter of 2018, with the balance to follow during the remainder of 2018 and 2019.

The Company does not expect the Agreements to impact or otherwise displace any of its existing business in the solar encapsulant market.

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

2014 Transaction with Zhenfa

In 2014, we entered into certain definitive agreements with Zhenfa Energy Group Co., Ltd., a Chinese limited liability company (“Zhenfa”), and its indirect wholly owned subsidiary, Zhen Fa New Energy (U.S.) Co., Ltd., a Nevada corporation (“Zhenfa U.S.”).

Purchase Agreement

On August 11, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Zhenfa U.S., pursuant to which Zhenfa U.S. acquired approximately 51% of our then outstanding shares of common stock on December 15, 2014 (the “Closing Date”).

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

As we have substantially discontinued operations in China, Zhenfa is not currently providing us with any material services under this agreement. However, we continue to interact with Zhenfa to assess whether there may be projects of interest to us to pursue in China. Our activities with Zhenfa under the Sales Service Agreement are subject to the oversight of our Special Committee of Continuing Directors.

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

We expect that our results of operations for all of 2018 will depend primarily on the sale of encapsulants to a relatively small number of customers. We may also pursue other transactions related to our encapsulants with our customers, including licensing and development arrangements. We believe the number of customers will decrease as we expect a consolidation of module manufacturers. Our top five customers accounted for approximately 49% and 51% of our net sales in 2017 and 2016, respectively. Global Wedge, Inc. and Heckert Solar accounted for at least 10% of our net sales, and in the aggregate accounted for approximately 33% of our net sales for the year ended December 31, 2017 and December 31, 2016, respectively.

Our net sales are significantly driven by end-user demand for solar modules. As more solar modules are sold, there is greater demand from module manufacturers for encapsulants. The solar power industry is impacted by a variety of factors, including government subsidies and incentives, availability of financing, worldwide economic conditions, environmental concerns, energy costs, the availability of polysilicon and other factors. A key demand driver for solar module growth in the future will be the ability of solar module manufacturers and downstream solar system installers to reduce their cost structure, primarily in the balance of system cost components such as inverters, installation costs, wiring, racking and logistics. Increased competition, particularly from China, and continued vertical integration of many manufacturers in the solar supply chain have resulted in a sharp increase in capacity over the last several years. As a result of falling prices, many companies in the solar supply chain lacked profitability. From an industry standpoint, the reduction in module selling prices has improved rates of return on solar investments for the end-user. We believe this is a long-term industry trend and will help to bring solar energy costs closer to grid-parity and in turn will increase demand for solar encapsulants. Still, we witnessed and continues to witness module manufacturing shift out of our legacy markets such that few PV panel makers continue to produce their products in the USA and Europe, while production continues to grow rapidly in China and India in particular.

Demand for encapsulants also depends in large part on government incentives aimed to promote greater use of solar energy. The types of government incentives vary from country to country and state to state, and can change rapidly. As the industry continues to reduce the cost of solar power, we expect the level of government subsidies to continue to decrease.

Pricing of our encapsulants is impacted by the competition faced by our customers, and the quality and performance of our encapsulant formulations, including their impact on improving our customers’ manufacturing yields, their historical in- field performance, our ability to meet our customers’ delivery requirements, overall supply and demand levels in the industry and our customer service and technical support. Historically, we typically priced our encapsulants at a premium to our competition based on product attributes that, among other benefits, provide a high value proposition to our customers in a period of tight capacity. During the past few years, however, the excess capacity that periodically existed at most module manufacturers has reduced the value proposition of the throughput and other production efficiencies that our encapsulants provide and has caused encapsulant cost to become a more important factor in the procurement process for many customers. In addition, the availability of low-cost products from China has intensified competition. Despite these factors however, we experienced an ASP increase during 2017 of approximately 1% from the prior year.

For several years, we had been working to increase our market share in China through investments in people, research and development and facilities. We have also entered into a strategic transaction with Zhenfa and certain of its affiliates (the “Zhenfa Group”) to help us increase our net sales in China.

Notwithstanding these efforts, we continued to face losses related to our operations in China and effectively wound down our China operations at the end of 2017.

Our factory in China had recently derived a majority of its sales not from China but rather from India. Our experience in India thus far is that the payment terms there are acceptable and that timeliness of payment is generally good. We therefore qualified a tolling partner in India and launched commercial-scale production of our products within India during the fourth quarter of 2017.

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

Cost of Sales

Cost of sales consists of our costs of raw materials, direct labor, manufacturing overhead, salaries, other personnel-related expenses, write-offs of excess or obsolete inventory, quality control, freight, insurance, disposition of defective product and depreciation of fixed assets. Approximately 78% of our cost of sales is variable in nature; 16% is step-variable and relates to direct labor cost and is fixed in the short-term, while the remaining 6% is fixed. Resin constitutes the majority of our raw material costs at approximately 46% of our cost of sales. The price and availability of resin and other raw materials are subject to market conditions affecting supply and demand and are subject to volatility. We do not believe that resin can be effectively hedged in the commodity markets.

Prior to 2014, we manufactured all of the products that we sold. Subsequent to 2014, we have entered into manufacturing agreements, pursuant to which, certain of our solar encapsulant products were and continue to be manufactured by others according to our specifications. We have supplied and expect to continue to supply our manufacturing partners with all of the proprietary information and assistance necessary to manufacture the covered products to our specifications, and we actively monitor their process and the quality of the product they manufacture under contract with us.

Gross Loss

Gross loss is affected by numerous factors, including our average selling prices, fluctuations in foreign exchange rates, seasonality, our manufacturing costs and the effective utilization of our facilities. Another factor impacting gross loss is the time required for new production facilities and the expansion of existing facilities to reach full production capacity. During 2015, following a recent decision by our largest customer in Malaysia to exit its OEM module production in that country, we decided to cease production at our Malaysian facility. We recorded less than $0.1 million of associated non-recurring restructuring costs in cost of sales in 2016. In total, we incurred $0.1 million of restructuring charges recorded in cost of sales associated with our recent cost reduction efforts in 2017 and 2016, respectively. During 2017 and 2016, we recorded a gross loss of $1.4 million and $2.0 million, respectively, primarily due to decreased volume and a decrease in raw material prices.

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

We incurred $0.1 million or less of restructuring charges in SG&A during each of the years 2017 and 2016.

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

We incurred $0.7 million and $1.2 million of research and development expense in 2017 and 2016, respectively. We expect annual research and development expense to decrease for the near-term based upon on-going cost reduction measures.

(Recovery) Provision for Bad Debt Expense

We reserve for estimated losses that may result from the failure of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and reserve for uncollectible accounts after reasonable collection efforts have been made and collection is deemed doubtful.

Our bad debt expense in prior years was the result of many solar module manufacturers declaring bankruptcy due to continued solar industry consolidation and our customers’ inability to compete, and more recently due to the poor financial condition and/or payment practices of certain customers (mainly in China). We expect our bad debt expense to decrease going forward as the solar industry transitions to a sustainable, self-supporting industry. In 2017 and 2016 we recorded a bad debt recovery of $0.9 million and a bad debt expense of $2.4 million, respectively.

Interest Income, Net

Interest income, net was comprised of interest income earned on our cash and cash equivalents.

In both 2017 and 2016 we recorded less than $0.1 million of interest income.

Other Income (Expense), Net

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During 2016, we entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25.0 million (approximately $6.2 million as of December 31, 2017). As a result of the pending sale (which was subject to the approval of the Johor Port Authority (the “JPA”)), a gain on assets held for sale of $0.1 million, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded in 2017. On July 31, 2017, we received a notice from the potential purchaser, Tiong Nam Logistics Solutions SDN BHD (“Tiong Nam”), purporting to terminate the agreement, alleging that the JPA was seeking to impose certain conditions on the approval of the transfer of the facility to Tiong Nam that it found unacceptable. We were not successful in removing those conditions, and our agreement with Tiong Nam terminated.

During 2017, our China subsidiary received interim payments of $1.9 million from our local China insurance carrier related to the existing fire insurance claim. During 2017, we also received $0.8 million in the U.S. under the master property insurance plan related to the same claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

Foreign Currency Transaction (Loss) Gain

Foreign currency transaction (loss)/gain is primarily the result of changes in the value of the Euro, Hong Kong dollar and Chinese renminbi exchange rates. The majority of our foreign exchange exposure is due to U.S. denominated accounts receivable at our Spain facility, the settlement of intercompany transactions and U.S. cash balances held in foreign locations.

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

Critical Accounting Policies

Our discussion and analysis of our consolidated financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (”GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock-based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

We do not offer general rights of return on our product. On isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase or decrease in 2018. Our encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We review the collectability of our receivables on an ongoing basis and write off accounts receivable after reasonable collection efforts have been made and the debt is deemed uncollectible.

Inventory Valuation

Our primary raw materials consist of resin, chemicals/additives, packaging material and paper.

Our encapsulant finished goods inventories are typically made-to-order and have a shelf life of six to nine months from the date of manufacture. On rare occasions, we may build finished goods inventory safety stock in order to respond to short lead times. Cost is determined on a first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation.

We write inventory down to net realizable value when it is probable that our inventory carrying cost is not fully recoverable through sale or other disposition. Our write-down considers overall market conditions, customer inventory levels, legal or contractual provisions and age of the finished goods inventories.

In 2017 and 2016, we reserved $0.1 million and $0.4 million, respectively, of inventory, a majority of which is related to excess raw material, expired finished goods inventory and unusable recycled materials.

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

As previously noted, in July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During 2016, we entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25.0 million (approximately $6.2 million as of December 31, 2017). As a result of the pending sale (which was subject to the approval of the JPA), a gain on assets held for sale of $0.1 million related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded during 2017. On July 31, 2017, we received a notice from the potential purchaser, Tiong Nam, purporting to terminate the agreement, alleging that the JPA was seeking to impose certain conditions on the approval of the transfer of the facility to Tiong Nam that it found unacceptable. We were not successful in removing those conditions, and our agreement with Tiong Nam terminated.

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

At December 31, 2017, we recorded valuation allowances against our deferred tax assets. The valuation allowances were recorded since we had three consecutive years of taxable losses and determined that our history of actual net losses was negative evidence that should be given more weight than future projections. We determined the recording of valuation allowances to be an indicator to test our long-lived assets, which consist solely of property, plant and equipment, for impairment. We assessed the specific recoverability of our property, plant and equipment using updated real estate appraisals and other data for our other fixed assets, mainly production equipment. Based upon this analysis, we believe our property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of December 31, 2017. Therefore no impairment was recorded in 2017. If we experience a significant reduction in future sales volume, further ASP reductions, lower profitability, a cessation of operations at any of our facilities, or negative changes in U.S. or Spain real estate markets, our property, plant and equipment may be subject to future impairment or accelerated depreciation.

Due to our decision to close our Malaysia facility, we performed an analysis to assess the specific recoverability of our property, plant and equipment using updated real estate appraisals and other data for our other fixed assets, mainly production equipment. Based upon this analysis, an impairment of assets held for sale of $1.7 million was recorded during 2016.

Factoring Arrangement

We have entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U, who was later acquired by Credit Agricole Leasing & Factoring sucursal en España during the first quarter of 2017. We receive funds from the factor for certain outstanding receivables for which we record a liability. Once the customer pays the factor directly for those receivables we clear the accounts receivable and the liability. As of December 31, 2017 we had recorded $0.5 million as due to factoring on the consolidated balance sheets.

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

On isolated occasions, we have offered limited short-term performance warranties relating to our encapsulants not causing module power loss. This type of arrangement may increase in 2018. Our encapsulants are validated by long-term performance testing during product development prior to launch and during customer certification prior to mass production. We have operated our solar business since the 1970s and over 20 GW of solar modules incorporating our encapsulants have been installed in the field with no verified module power performance issues caused by our encapsulants. Based on this fact pattern, we have not accrued any warranty liability associated for this potential liability, as its occurrence is deemed to be remote.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a tax on Global Intangible Low-Taxed Income (“GILTI”) which is a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.

As of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the Act; however, in certain cases (described below) the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. During the fourth quarter, the Company recognized a provisional amount of $0.7 million related to the same, which has been included as a component of income tax expense from continuing operations. The Company operates in a number of countries throughout the world through subsidiaries. To complete the accounting associated with the Act, the Company will continue to review the technical tax interpretations associated with the underlying law, monitor state legislative changes, and review U.S. federal and state guidance as it is issued. Further the Company will continue to accumulate and refine the relevant data and computational elements needed to finalize its accounting within the measurement period.

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the U.S. tax rates at which they are expected to become realized in the future and evaluated new deferred tax amounts. The provisional amount recorded related to the re-measurement of its deferred tax balances resulted in a tax expense of $0.7 million.

International provision tax effects: Zero provisional amount for the Internal Revenue Code Section 965 one-time transition tax on undistributed foreign earnings was booked since we have aggregate Foreign Accumulated Earnings and Profit deficits.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, we are required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of our deferred taxes (the “deferred method”). We are continuing to evaluate the GILTI tax rules and have not yet adopted our policy to account for the related impacts.

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

In assessing the need for a valuation allowance, we consider all positive and negative evidence including: estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of tax loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if we were to determine that we would be able to realize deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made. As of December 31, 2017, we have recorded $1.4 million of valuation allowance relating to our Hong Kong subsidiary, which has generated operating losses since their inception. As of December 31, 2017, we have recorded $2.6 million of valuation allowance relating to our China subsidiary which has generated operating losses since their inception with the exception of tax year December 31, 2017. The generation of profits at the China subsidiary facilitated the reversal of $1.8 million of valuation allowance release in 2017. As of December 31, 2017, we have recorded a full valuation allowance against a deferred tax asset of $4.1 million for a loss carryforward benefit at our Spain subsidiary. We recorded a valuation allowance for this carryforward as our Spain subsidiary is in a 3 year cumulative loss position. In the United States, we had carryback losses (generated in the United States) in 2014. After 2014, any taxable losses have to be carried forward, therefore we have recorded a valuation allowance of $0.5 million against net operating loss carryforwards and deferred tax assets in the U.S. as of December 31, 2017. We expect to record a valuation allowance for future taxable losses generated in the United States until we generate taxable income.

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

We are subject to the examinations of our income tax returns by various domestic and international taxing authorities. The final outcome of any examinations or legal proceedings as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact our financial statements. Accordingly, we had accruals recorded for which it was reasonably possible that the amount of the unrecognized tax benefit could increase or decrease. Based on the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, changes to our estimates may impact the future results of our operations. An examination in the United States by the Internal Revenue Service for tax year 2016 commenced in February 2018.

We currently have a tax holiday in Malaysia through 2019, however, we are in the process of disposing our Malaysia fixed assets. As of December 31, 2017, we have not asserted that we will permanently reinvest our foreign subsidiary’s earnings.

Stock-Based Compensation

ASC 718-Compensation-Stock Compensation, addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award.

Starting in 2013, we determined the fair value of the stock options issued using the Black-Scholes option pricing model. Prior to 2013, we used an independent outside appraisal firm. Our assumptions about stock-price volatility were based on the historical implied volatilities of our common stock and those of other publicly traded options to buy stock with contractual terms closest to the expected life of options granted to our employees. The expected term represents the estimated time until employee exercise occurs taking into account vesting schedules and using the Hull-White model. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10-year zero-coupon strip yield in effect at the time of grant. The expected dividend yield was based on the assumption that no dividends are expected to be distributed in the near future.

Consolidated Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales, for the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Statement of Operations Data:
Net sales	$13,540	$20,112
Cost of sales	14,915	22,127
Gross loss	(1,375)	(2,015)
Selling, general and administrative expenses	6,067	7,058
Research and development expense	733	1,216
(Recovery) provision for bad debt expense	(918)	2,354
Operating loss	(7,257)	(12,643)
Interest income, net	21	37
Other income (expense), net	2,652	(1,848)
Loss on disposal of fixed assets	(382)	(890)
Foreign currency transaction gain (loss)	53	(526)
Loss from operations before income tax expense	(4,913)	(15,870)
Income tax expense from operations	188	—
Net loss from operations	$(5,101)	$(15,870)

	Year Ended December 31, 2017	Year Ended December 31, 2016
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	110.2%	110.0%
Gross loss	(10.2)%	(10.0)%
Selling, general and administrative expenses	44.8%	35.1%
Research and development expense	5.4%	6.0%
(Recovery) provision for bad debt expense	(6.8)%	11.7%
Operating loss	(53.6)%	(62.9)%
Interest income, net	0.2%	0.2%
Other (income) expense	19.6%	(9.2)%
Loss on disposal of fixed assets	(2.8)%	(4.4)%
Foreign currency transaction gain (loss)	0.4%	(2.6)%
Loss from operations before income tax expense	(36.3)%	(78.9)%
Income tax expense from operations	1.4%	—
Net loss from operations	(37.7)%	(78.9)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2017 and 2016:

Net Sales

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$13,540	100.0%	$20,112	100.0%	$(6,572)	(32.7)%

The decrease in net sales for the year ended December 31, 2017 compared to the corresponding period in 2016 was driven by an approximate 1% increase in our ASP and an approximate 34% decrease in sales volume.

The volume decline was primarily driven by a 7% volume decrease in Spain and a 60% volume decrease with Chinese customers, partially offset by sales to customers in India (serviced primarily from China).

Cost of Sales

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Cost of sales	$14,915	110.2%	$22,127	110.0%	$(7,212)	(32.6)%

The decrease in our cost of sales for the year ended December 31, 2017 compared to the corresponding period in 2016 was primarily driven by a 34% decrease in sales volume combined with an approximately 1% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 2% decrease in resin costs partially offset by a 6% decrease in paperless sales mix versus the corresponding 2016 period. Direct labor decreased by $0.5 million, associated with the sales volume decrease. Overhead costs decreased by $2.3 million primarily due to continued cost-reduction actions.

Gross Loss

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Gross loss	$(1,375)	(10.2)%	$(2,015)	(10.0)%	$640	31.8%

Gross loss as a percentage of net sales declined slightly for the year ended December 31, 2017 compared to the corresponding period in 2016 mainly as a result of a decrease in sales volume combined with a decrease in raw material costs as noted above.

Selling, General and Administrative Expenses (“SG&A”)

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
SG&A	$6,067	44.8%	$7,058	35.1%	$(991)	(14.0)%

SG&A decreased $1.0 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily driven by a $0.4 million decrease in labor and benefits, a $0.1 million decrease in restructuring expense, as well as a $0.1 million decrease each in travel expense, dues and fees expense and marketing expense

Research and Development Expense (“R&D”)

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
R&D	$733	5.4%	$1,216	6.0%	$(483)	(39.7)%

Research and development expense decreased by $0.5 million for the year ended December 31, 2017 compared to the prior year as we continued to economize these activities. Our research and development cost as a percentage of sales, however, decreased year over year.

(Recovery) Provision for Bad Debt Expense

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Bad debt expense	$(918)	(6.8)%	$2,354	11.7%	$(3,272)	(139.0)%

The recovery for bad debt expense for the year ended December 31, 2017 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China. The bad debt expense recorded during the year ended December 31, 2016 primarily related to certain Chinese customers’ balances, partially offset by receiving payment related to aged accounts receivable balances that were previously reserved.

Other Income (Expense)

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Other income (expense)	$2,652	19.6%	$(1,848)	(9.2)%	$4,500	243.5%

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During 2016, we entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25.0 million (approximately $6.2 million as of December 31, 2017). As a result of the pending sale (which was subject to the approval of the JPA), a gain on assets held for sale of $0.1 million, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded during 2017. As noted above, this agreement terminated prior to the consummation of the sale. The Company has re-launched the sale process for its Malaysia facility.

During 2017, our China subsidiary received interim payments of $1.9 million from our local China insurance carrier related to the existing fire insurance claim. During 2017, we also received $0.8 million in the U.S. under the master property insurance plan related to the same claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

Loss on Disposal of Fixed Assets

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Loss on disposal of fixed assets	$(382)	(2.8)%	$(890)	(4.4)%	$508	57.1%

During 2017, we vacated our Chinese facility and relocated key personnel to temporary offices and as a result we recorded a loss on disposal of fixed assets of $0.4 million during the year ended December 31, 2017. During October 2016, a fire damaged a portion of our production facility located in Shajiabang, Jiangsu, China. The damage was mainly to one production line, as well as to certain ancillary equipment and related systems. As a result, we recorded a loss on disposal of fixed assets of $0.9 million for the year ended December 31, 2016.

Foreign Currency Transaction Gain (Loss)

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Foreign currency transaction gain (loss)	$53	0.4%	$(526)	(2.6)%	$579	110.1%

The foreign currency transaction impact was a gain of $0.1 million for the year ended December 31, 2017 compared to a loss of $0.5 million in the corresponding 2016 period. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spanish and China facilities.

Income Tax Expense

	Years Ended December 31,
	2017		2016		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Income tax expense	$188	1.4%	$—	—%	$188	100.0%

Our effective income tax rate from operations for the year ended December 31, 2017 was (3.8)% compared to the U.S. federal statutory tax rate of 35.0%. Our effective income tax rate from operations was 0% for the year ended December 31, 2016.

In 2017, our operations generated a loss that was taxed at the U.S. federal statutory rate of 35.0%, prior to the impact of any deductions or non-deductible expenses. The expected 2017 income tax benefit was decreased as the result of a valuation allowance recorded against the U.S. loss and $0.7 million of withholding taxes on Spain subsidiary outside basis difference. The income tax benefit was primarily increased as the result of ASC 740-20 intraperiod tax allocation by $0.4 million and reversing the state income tax payable of $0.1 million. The December 31, 2017 effective tax rate was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax holiday as well as other foreign losses for which no tax benefit has been recorded.

In 2016, our operations generated a loss that was taxed at the U.S. federal statutory rate of 35.0%, prior to the impact of any deductions or non-deductible expenses. The expected 2016 income tax benefit was decreased as the result of a full valuation allowance recorded against the U.S. loss. The December 31, 2016 effective tax rate was further decreased for Malaysia pre-tax losses for which there is no tax benefit due to the tax holiday as well as other foreign losses for which no tax benefit has been recorded.

Cost Reduction Actions in 2017 and 2016

In June 2016, we eliminated certain positions at our Spain facility, effective July 5, 2016. In connection with this, we recorded $0.1 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during 2016.

In light of continued difficulties in the China market, on March 7, 2017 we made the decision to wind down our China manufacturing operations substantially by the end of the second quarter of 2017. In early July we vacated our Chinese facility and relocated key personnel to temporary offices. The decision was consistent with ongoing efforts to reorganize our encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, we recorded $0.1 million of severance charges and benefits in cost of sales and we reversed less than $0.1 million of severance and benefits in selling, general and administrative expenses during 2017.

The restructuring accrual activity during the year ended December 31, 2017 related to the costs associated with the closure of our Malaysia and China facilities and other minor cost-reductions made globally.

A rollforward of the restructuring accrual activity is as follows:

December 31, 2017
Balance at December 31, 2016	$0.3
Additions	0.2
Reductions	(0.3)
Reversals	(0.1)
Balance at December 31, 2017	$0.1

The restructuring accrual as of December 31, 2017 consists of $0.1 million for severance and benefits. We will continue to adjust our anticipated labor resources and production capabilities to match forecasted demand for our encapsulants.

Adjusted EBITDA

We define Adjusted EBITDA as net profit or loss from operations before interest income and expense, income tax expense (benefit), depreciation expense, restructuring, stock-based compensation expense and certain non-recurring income and expenses from the results of operations.

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

Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense, which was a necessary element of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate net sales. In addition, the omission of the substantial, impairment associated with our property, plant and equipment and restructuring charges, further limits the usefulness of this measure. Adjusted EBITDA does not include the payment of taxes, which is also a necessary element of our operations. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation and also uses other measures, such as net loss, net sales, gross margin and operating loss, to measure operating performance.

We report our business in one reported segment. We measure segment performance based on net sales and Adjusted EBITDA. See Note 18-Reportable Segment and Geographical Information located in the Notes to the Consolidated Financial Statements for a definition of Adjusted EBITDA, a reconciliation to net loss from operations and further information. Net sales for our segment from operations is described in further detail above. The discussion that follows is a summary analysis of the primary changes in Adjusted EBITDA for the year ended December 31, 2017 compared to the year ended December 31, 2016.

	Years Ended December 31,
	2017	2016	Change
	Amount	Amount	Amount	%
Adjusted EBITDA	$(6,016)	$(10,643)	$4,627	43.5%
Adjusted EBITDA as % of segment net sales	(44.4)%	(52.9)%

Adjusted EBITDA as a percentage of net sales improved for the year ended December 31, 2017 compared to 2016 driven by a lower sales volume as well as improved SG&A, R&D, bad debt and favorable foreign currency impact.

Quarterly Consolidated Results of Operations

The following tables set forth our consolidated results of operations and Adjusted EBITDA on a quarterly basis for the year ended December 31, 2017 and the year ended December 31, 2016:

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$3,713	$3,057	$3,533	$3,237
Cost of sales	4,210	3,695	3,392	3,618
Gross (loss) earnings	(497)	(638)	141	(381)
Selling, general and administrative expenses	1,981	1,299	1,554	1,233
Research and development	314	236	225	(42)
Recovery of bad debt expense	(165)	(215)	(483)	(55)
Operating loss	(2,627)	(1,958)	(1,155)	(1,517)
Interest (expense) income net	(4)	(3)	1	27
Other (expense) income	(426)	1,632	321	1,125
Gain (loss) on disposal of fixed assets	3	(16)	(369)	—
Foreign currency transaction (loss) gain	(11)	(64)	123	5
Loss from operations before income tax (benefit) expense	(3,065)	(409)	(1,079)	(360)
Income tax (benefit) expense from operations	(18)	(125)	(173)	504
Net loss from operations	$(3,047)	$(284)	$(906)	$(864)
Adjusted EBITDA:
Adjusted EBITDA	$(2,027)	$(1,606)	$(1,092)	$(1,291)
Depreciation expense	(340)	(413)	237	(192)
Interest (expense) income net	(4)	(3)	1	27
Income tax benefit (expense)	18	125	173	(504)
Restructuring	(137)	113	(65)	(1)
Stock-based compensation	(120)	(132)	(136)	(118)
Proceeds received from insurance claim	—	1,475	248	980
Impairment of fixed assets held for sale	(440)	173	97	235
Gain (loss) on disposal of fixed assets	3	(16)	(369)	—
Net loss from operations	$(3,047)	$(284)	$(906)	$(864)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$6,423	$6,691	$4,030	$2,968
Cost of sales	6,824	6,631	4,929	3,743
Gross (loss) earnings	(401)	60	(899)	(775)
Selling, general and administrative expenses	1,909	1,782	1,798	1,569
Research and development	327	314	308	267
Provision for bad debt expense	425	934	651	344
Operating loss	(3,062)	(2,970)	(3,656)	(2,955)
Interest (expense) income net	(11)	52	(2)	(2)
Other (expense) income	—	(1,699)	9	(158)
Gain (loss) on disposal of fixed assets	—	2	—	(892)
Foreign currency transaction loss	(88)	(199)	(64)	(175)
Loss from operations before income tax (benefit) expense	(3,161)	(4,814)	(3,713)	(4,182)
Income tax (benefit) expense from operations	(214)	199	(35)	50
Net loss from operations	$(2,947)	$(5,013)	$(3,678)	$(4,232)
Adjusted EBITDA:
Adjusted EBITDA	$(2,515)	$(2,371)	$(3,099)	$(2,658)
Depreciation expense	(474)	(476)	(468)	(296)
Interest (expense) income net	(11)	52	(2)	(2)
Income tax benefit (expense)	214	(199)	35	(50)
Other expense	—	—	—	(124)
Impairment of assets held for sale	—	(1,708)	—	(31)
Restructuring	(2)	(192)	(25)	(37)
Stock-based compensation	(159)	(121)	(119)	(142)
Gain (loss) on disposal of fixed assets	—	2	—	(892)
Net loss from operations	$(2,947)	$(5,013)	$(3,678)	$(4,232)

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our existing cash balance. As of December 31, 2017, our principal source of liquidity was $13.5 million of cash and $0.9 million of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. We are also seeking to sell our Johor, Malaysia facility, as discussed herein. With respect to China, evolving currency control regulations may limit our access to the $2.2 million of cash and $0.9 million of bank acceptance notes located in China as of December 31, 2017 for use outside the country. Although we believe that our timely available cash will be sufficient to meet our liquidity needs, including capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable or fail to receive payment in a timely fashion, our financial condition and results of operations will be negatively affected.

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

Our wholly owned Spanish subsidiary, STR Spain, has a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.8 million as of December 31, 2017), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The agreement renews annually unless terminated by either party with 90 days prior written notice. As of December 31, 2017 €1.1 million ($1.3 million as of December 31, 2017) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business, which included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are seeking to sell our Johor, Malaysia facility having already sold most of it production and ancillary equipment. In connection with the shut-down and potential sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. In 2016, in connection with the potential sale of the Malaysia facility (specifically, the land-use right and building), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. As previously noted, we entered into an agreement to sell our rights to the facility for RM25.0 million (approximately $6.2 million as of December 31, 2017), however that agreement terminated during 2017 prior to consummation of the transaction. We have since re-launched the sale process for our Malaysia facility.

In the fourth quarter of 2017, the Company initiated a significant investment through our wholly-owned subsidiary in Spain to enter the high-end food packaging business. This investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. As anticipated, we have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds are available to the Company only if we invest in new plastics manufacturing equipment We have been advised by our insurer that our investment qualifies for reimbursement under the terms of our policy and, accordingly, they have paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. We expect them to reimburse our U.S. entity for an additional approximately $1.8 million during 2018 as we continue to make qualifying capital investment under the packaging project. We have also applied for loans of up to $2.4 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entry into this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

We remain open to exploring possible business opportunities, alternate geographic markets, as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential opportunities. If we are successful in pursuing any such opportunities, we may be required to expend significant funds, incur debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic opportunities or related transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our encapsulant business or pursuing opportunities in the downstream solar market or other strategic transactions, we also intend to consider alternatives, including, without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not able to fund our working capital needs, we will have to slow our projected growth, which may further impede or delay our attempt to return to profitability. We expect to fund our cash requirements with our existing cash and bank acceptance notes, leveraging our European factoring facility and other potential working capital financing arrangements.

Our cash and cash equivalents balance is located in the following geographies (dollars in thousands):

Year Ended December 31, 2017
United States	$8,027
Spain	2,650
Malaysia	494
China	2,206
Hong Kong	122
Consolidated	$13,499

Due to the difficulty repatriating cash to the U.S., among other factors, we may have limited access to the $2.2 million of cash and $0.9 million of bank acceptance notes located in China for use outside the country. In 2017 we applied for, and received approval for, a reduction of the registered capital associated with STR China, enabling us to move $5.0 million out of China. We expect to apply for a further reduction of up to $3.0 million in 2018, to be used to settle intercompany loans, ultimately flowing back to the United States. We cannot guarantee that our application for the further reduction of registered capital will be approved timely, if at all.

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

Cash Flows

Cash Flow from Operating Activities

Net cash provided by operating activities was $2.0 million for the year ended December 31, 2017 compared to net cash provided by operating activities of $4.5 million for the year ended December 31, 2016. This decline was primarily driven by the receipt of an $8.3 million income tax refund in the prior year. Net loss plus and minus non-cash adjustments (“cash loss”) improved by approximately $4.4 million for the year ended December 31, 2017 compared to the same period in 2016. This improvement was driven primarily by the receipt of the $2.8 million payment related to the insurance claim from the fire at our China facility.

Net cash provided by operating activities was $4.5 million for the year ended December 31, 2016 compared to net cash used in operating activities of $6.5 million for the year ended December 31, 2015. Net loss plus and minus non-cash adjustments (“cash loss”) improved by approximately $1.7 million for the year ended December 31, 2016 compared to the same period in 2015. This improvement was driven by the receipt of an $8.3 million income tax refund, $1.9 million received from Zhenfa as well as consumption of excess Malaysia inventory and the continued impact of cost-reduction efforts. These positive impacts were partially offset by the $5.4 million received from Zhenfa during 2015 which did not recur in 2016.

Cash Flow from Investing Activities

Net cash used in investing activities was $0.9 million and $0.2 million for the year ended December 31, 2017 and 2016, respectively. The 2017 capital investments were primarily related to the restoration and repairs to the building and equipment at our China facility following the fire in 2016 and are included in the related insurance claim. In 2017, our China subsidiary received interim payments for property damage and business interruption totaling RMB12.7 million (approximately $1.9 million as of December 31, 2017) from our local China insurance carrier related to the existing fire insurance claim. During 2017, we also received $0.8 million in the U.S. under the master property insurance plan related to the same claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

Net cash used in investing activities was $0.2 million and $1.8 million for the year ended December 31, 2016 and 2015, respectively. The 2016 capital investments related to the building improvements at our Enfield, Connecticut location and the continued build out of our leased facility in China.

We anticipate 2018 consolidated capital expenditures to be less than $0.5 million, excluding our planned investment in the food packaging business. We expect our investment in the food packaging business through the end of fiscal 2018 to be approximately $5.0 million. Although there can be no assurance, we expect to be able to apply certain conditional insurance proceeds, available only if we invest in new plastics manufacturing equipment, and local incentives to the project, thereby lowering our expected effective initial net investment to approximately $2.0 million.

Cash Flow from Financing Activities

Net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2017 primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Net cash used in financing activities was less than $0.1 million for the year ended December 31, 2016 primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the year ended 2017, we were not materially affected by inflation.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, and collectability. This ASU will not have an impact on our consolidated financial statements.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of STR Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STR Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2013.

New York, NY

March 16, 2018

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

All amounts in thousands except share and per share amounts

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,499	$12,379
Bank acceptance notes	904	3,360
Accounts receivable, trade, less allowances for doubtful accounts of $1,725 and $2,640 in 2017 and 2016, respectively	1,199	2,989
Inventories, net	1,110	1,847
Prepaid expenses	748	972
Other current assets	767	1,095
Total current assets	18,227	22,642
Property, plant and equipment, net	8,728	7,974
Assets held for sale (Note 8)	6,155	6,090
Other long-term assets	76	140
Total assets	$33,186	$36,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$971	$1,500
Accrued liabilities	2,307	2,617
Income taxes payable	896	993
Due to factor	454	381
Total current liabilities	4,628	5,491
Deferred tax liabilities	698	—
Total liabilities	5,326	5,491
COMMITMENTS AND CONTINGENCIES (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 19,919,529 and 19,918,289 issued and outstanding, respectively as of December 31, 2017 and 19,239,587 and 19,238,347 issued and outstanding, respectively as of December 31, 2016	195	187
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid-in capital	232,149	231,627
Accumulated deficit	(199,072)	(193,971)
Accumulated other comprehensive loss, net of taxes	(5,355)	(6,431)
Total stockholders’ equity	27,860	31,355
Total liabilities and stockholders’ equity	$33,186	$36,846

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

All amounts in thousands except share and per share amounts

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net sales	$13,540	$20,112
Cost of sales	14,915	22,127
Gross loss	(1,375)	(2,015)
Selling, general and administrative expenses	6,067	7,058
Research and development expense	733	1,216
(Recovery) provision for bad debt expense	(918)	2,354
Operating loss	(7,257)	(12,643)
Interest income, net	21	37
Other income (expense), net	2,652	(1,848)
Loss on disposal of fixed assets	(382)	(890)
Foreign currency transaction gain (loss)	53	(526)
Loss from operations before income tax expense	(4,913)	(15,870)
Income tax expense from operations	188	—
Net loss from operations	(5,101)	(15,870)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $404 and $(102), respectively)	1,076	(580)
Other comprehensive income (loss)	1,076	(580)
Comprehensive loss	$(4,025)	$(16,450)
Net loss per share (Note 4):
Basic	$(0.27)	$(0.86)
Diluted	$(0.27)	$(0.86)
Weighted-average shares outstanding (Note 4):
Basic	18,914,059	18,391,283
Diluted	18,914,059	18,391,283

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

All amounts in thousands except share and per share amounts

	Common Stock		Treasury Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2016	18,214,762	$182	1,240	$(57)	$230,999	$(5,851)	$(178,101)	$47,172
Stock-based compensation	455,165	5	—	—	572	—	—	577
Shared services arrangement with Zhenfa	—	—	—	—	56	—	—	56
Net loss	—	—	—	—	—	—	(15,870)	(15,870)
Foreign currency translation	—	—	—	—	—	(580)	—	(580)
Balance at December 31, 2016	18,669,927	$187	1,240	$(57)	$231,627	$(6,431)	$(193,971)	$31,355
Stock-based compensation	862,646	8	—	—	522	—	—	530
Net loss	—	—	—	—	—	—	(5,101)	(5,101)
Foreign currency translation, net of tax	—	—	—	—	—	1,076	—	1,076
Balance at December 31, 2017	19,532,573	$195	1,240	$(57)	$232,149	$(5,355)	$(199,072)	$27,860

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2017	Year Ended December 31, 2016
OPERATING ACTIVITIES
Net loss	$(5,101)	$(15,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	708	1,714
Stock-based compensation expense	506	541
Loss on disposal of property, plant and equipment	382	890
(Recovery) provisions for bad debt expense	(918)	2,354
(Recovery) impairment of assets held for sale	(65)	1,739
Deferred income tax expense	294	—
Changes in operating assets and liabilities:
Accounts receivable	3,141	3,380
Due from Zhenfa	—	1,924
Cash received from income tax refunds	—	8,252
Inventories	910	2,837
Other current assets	2,694	(3,737)
Accounts payable	(415)	(597)
Accrued liabilities	(28)	791
Income taxes payable	(100)	6
Other	29	252
Total net cash provided by operating activities	2,037	4,476

See accompanying notes to these consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands

	Year Ended December 31, 2017	Year Ended December 31, 2016
INVESTING ACTIVITIES
Capital investments	(1,220)	(329)
Proceeds from sale of fixed assets	274	82
Net cash used in investing activities	(946)	(247)
FINANCING ACTIVITIES
Shared services arrangement with Zhenfa	—	56
Factoring arrangement	16	(90)
Net cash provided by (used in) financing activities	16	(34)
Effect of exchange rate changes on cash	13	481
Net increase in cash and cash equivalents	1,120	4,676
Cash and cash equivalents, beginning of period	12,379	7,703
Cash and cash equivalents, end of period	$13,499	$12,379
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (received) paid during the period for:
Income taxes	$—	$(8,252)
Interest expense paid to factoring arrangement	$31	$38

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

The carrying values for cash, accounts receivable, income tax receivable, accounts payable, accrued liabilities, income taxes payable and other current assets and liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s money market funds is based on the balance of its money market funds as of December 31, 2017, which is a Level 1 input.

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

The Company has reserves of $59 and $435 as of December 31, 2017 and 2016, respectively, a majority of which was related to excess raw material and expired finished goods inventory.

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

Factoring Arrangement. The Company has entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U, who was later acquired by Credit Agricole Leasing & Factoring sucursal en España during the first quarter of 2017. The Company receives funds from the factor for certain outstanding receivables for which the Company records a liability. Once the customer pays the factor directly for those receivables the Company clears the accounts receivable and the liability. As of December 31, 2017 the Company has recorded $454 as due to factoring on the consolidated balance sheets. See Note 14.

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

Stock-Based Compensation. In accordance with ASC 718-Compensation-Stock Compensation, the Company recognizes the grant date fair value of stock-based awards granted to employees as compensation expense over the vesting period of the awards. See Note 17.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, and collectability. This ASU will not have an impact on the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, 2017, the Company adopted the Financial Accounting Standards Board's ("FASB") ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). Under ASU 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur. The impact of this change in accounting policy was determined to be insignificant and resulted in no cumulative-effect change to its retained earnings.

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

Purchase Agreement

On August 11, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Zhenfa U.S., pursuant to which Zhenfa U.S. acquired approximately 51% of the Company’s then outstanding shares of common stock on December 15, 2014 (the “Closing Date”).

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

NOTE 4—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Basic and diluted net loss per share
Numerator:
Net loss	$(5,101)	$(15,870)
Denominator:
Weighted-average shares outstanding	18,914,059	18,391,283
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	—	—
Weighted-average shares outstanding with dilution	18,914,059	18,391,283
Net loss per share:
Basic	$(0.27)	$(0.86)
Diluted	$(0.27)	$(0.86)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—LOSS PER SHARE (Continued)

Due to the net loss during the years ended December 31, 2017 and 2016, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the years ended December 31, 2017 and 2016.

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

Bank acceptance notes consists of the following:

	December 31, 2017	December 31, 2016
Balance as of beginning of period	$3,360	$92
Received from customers	1,985	7,030
Converted to cash	(3,508)	—
Paid to suppliers	(1,162)	(3,756)
Foreign exchange impact	229	(6)
Balance as of end of period	$904	$3,360

All of the bank acceptance notes as of December 31, 2017 mature prior to June 30, 2018. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of December 31, 2017, the annual effective discount rate for all of the bank acceptance notes was 5.5%.

NOTE 6—INVENTORIES, NET

Inventories consist of the following:

	December 31, 2017	December 31, 2016
Finished goods	$340	$470
Raw materials	829	1,812
Reserve	(59)	(435)
Inventories, net	$1,110	$1,847

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—LONG-LIVED ASSETS

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated Useful Lives			December 31, 2017	December 31, 2016
Land				$2,332	$2,039
Buildings and improvements	15	-	40	5,066	5,007
Machinery and equipment	5	-	8	10,104	9,079
Furniture, fixtures and computers	3	-	5	3,006	2,693
Less: accumulated depreciation				(14,522)	(12,649)
Subtotal				5,986	6,169
Construction-in-progress				2,742	1,805
Property, plant and equipment, net				$8,728	$7,974

Depreciation expense was $708 and $1,714 for the years ended December 31, 2017 and 2016, respectively.

Due to its decision to close its Malaysia facility, the Company performed an analysis to assess the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company recorded an impairment loss of $1,739 in the Company’s consolidated statement of comprehensive loss in other expense, net during 2016. An impairment gain of $65, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded in the Company’s consolidated statement of comprehensive loss in other expense, net during 2017.

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

At December 31, 2017 and December 31, 2016, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of December 31, 2017. Therefore no impairment was recorded in 2017. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 8—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Johor, Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility. During 2016, the Company entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25,000 (approximately $6,155 as of December 31, 2017). Closing of the transaction was subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority (“JPA”). On July 31, 2017, the Company received a notice from the purchaser purporting to terminate the agreement, alleging that the JPA was seeking to impose certain conditions on the approval of the transfer of the facility to the purchaser that it found unacceptable. The Company was not successful in removing those conditions, and the agreement terminated. The Company has re-launched the sale process for its Malaysia facility.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—ASSETS HELD FOR SALE (Continued)

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the condensed consolidated balance sheet as of December 31, 2017 and December 31, 2016 as assets held for sale. An impairment gain of $65, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded in the Company’s consolidated statement of comprehensive loss in other expense, net during 2017. An impairment loss of $1,739 was recorded in the Company’s consolidated statement of comprehensive loss during the second quarter of 2016.

NOTE 9—LEASES

The Company leases office equipment under operating leases. Future minimum payments under all non-cancelable operating leases were $3 as of December 31, 2017 were. All leases will expire during 2018.

Rental expense on facility space and equipment operating leases was $87 and $198 for the years ended December 31, 2017 and 2016, respectively.

NOTE 10—ACCRUED LIABILITIES

Accruals consist of the following:

	December 31, 2017	December 31, 2016
Product performance (see Note 11)	$—	$21
Salary and wages	239	310
Accrued bonus	258	270
Professional fees	319	535
Restructuring severance and benefits (see Note 12)	87	269
Environmental (see Note 11)	57	57
Accrued franchise tax	90	66
Client deposits	1,157	922
Other	100	167
Total	$2,307	$2,617

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

The Company has accrued for specific product performance matters incurred in 2017 and 2016 that are based on management’s best estimate of ultimate expenditures that it may incur for such items. The Company’s product performance liability that is recorded in accrued liabilities in the consolidated balance sheets was $0 and $21 as of December 31, 2017 and December 31, 2016, respectively.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the consolidated balance sheets was $57 as of December 31, 2017 and December 31, 2016.

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

A trial was held on April 6, 2017 in Oviedo, Spain, and the Company is currently awaiting a ruling from the court. The Company has product liability insurance coverage for claims of this nature, excluding the original product cost but including defense costs. The Company believes it has meritorious defenses and does not believe a loss is probable or can be reasonably estimated. As such, no accrual relating to this complaint was recorded as of December 31, 2017 and December 31, 2016.

NOTE 12—COST REDUCTION ACTIONS

In June 2016, the Company eliminated certain positions at its Spain facility, effective July 5, 2016. The Company recorded $121 of severance and benefits in cost of sales and $108 of severance and benefits in selling, general and administrative expenses during 2016.

On March 7, 2017 the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision is consistent with ongoing efforts to reorganize its encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $112 of severance charges and benefits in cost of sales and $29 of severance charges and benefits in selling, general and administrative expenses during 2017. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—COST REDUCTION ACTIONS (Continued)

The restructuring accrual consists of $87 for severance and benefits as of December 31, 2017. A rollforward of the severance and other exit cost accrual activity is as follows:

Balance at January 1, 2016	$268
Additions	256
Reductions	(255)
Balance at December 31, 2016	269
Additions	213
Reductions	(272)
Reversals	(123)
Balance at December 31, 2017	$87

NOTE 13—FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1-quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2017:

	Financial assets and liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3
Money market funds(1)	$6,688	$—	$—
Bank acceptance notes (2)	904	—	—
Non-recurring fair value measurements (3)	—	—	6,155
Total	$7,592	$—	$6,155

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2016:

	Financial assets and liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3
Money market funds(1)	$7,429	$—	$—
Bank acceptance notes (2)	3,360	—	—
Non-recurring fair value measurements (3)	—	—	6,090
Total	$10,789	$—	$6,090

__________________________

(1)	Included in cash and cash equivalents on the Company’s Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.

(2)	Refer to Note 5 for further information.

(3)	Included in assets held for sale on the Company’s Consolidated Balance Sheets. Refer to Note 8 for further information.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—FACTORING ARRANGEMENT

STR Spain has a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing and Factoring sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 (approximately $1,800 as of December 31, 2017), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The annual agreement automatically extends unless terminated by either party with 90 days prior written notice. As of December 31, 2017 and December 31, 2016 the Company has recorded $454 and $381, respectively, as due to factor on the consolidated balance sheets.

NOTE 15—INCOME TAXES

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of (i) the effects on our existing deferred tax balances and (ii) the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment. We recognized an income tax expense of $698 in the year ended December 31, 2017 associated with the items we could reasonably estimate.

We are still analyzing the Act and refining our calculations, which could potentially impact the measurement of our tax balances.

Loss before income tax expense (benefit) is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Domestic	$(9,514)	$(3,070)
Foreign	4,601	(12,800)
Total	$(4,913)	$(15,870)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—INCOME TAXES (Continued)

The expense (benefit) for income taxes consists of the following components:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Current income tax (benefit) expense
U.S. federal	$—	$—
Foreign	—	—
State and local	(106)	—
Total current income tax (benefit) expense	(106)	—
Deferred income tax expense (benefit)
U.S. federal	294	—
Foreign	—	—
State and local	—	—
Total deferred income tax expense (benefit	294	—
Total income tax expense (benefit)	$188	$—

There were no tax benefits for the year ended December 31, 2016 associated with the exercise of stock options that were recorded to additional paid-in capital. Tax benefits associated with the “windfall” for stock options exercised are determined on a “with and without” basis. On January 1, 2017, the Company adopted the Financial Accounting Standards Board's ("FASB") ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") which resulted in no impact to the current tax provision in the consolidated financial statements for the twelve months ended December 31, 2017 as there were no excess tax benefits or tax deficiencies on the vested awards.

During 2016 and 2017, the Company issued new non-qualified stock options. The Company has no “windfall” in additional paid-in-capital as of December 31, 2016. The Company recorded a deferred tax expense before valuation allowance of $0 and $43 relating to non-qualified stock option cancellations for the years ended December 31, 2017 and 2016, respectively.

A deferred tax expense of $404 and $0 relating to the cumulative translation adjustment of the Company’s foreign subsidiaries financial statements was recorded in other comprehensive (loss) income for the years ended December 31, 2017 and 2016, respectively. An income tax benefit of $(404) for continuing operations for the year ended December 31, 2017 was recorded as the result of ASC 740-20 intraperiod tax allocation.

The Company was not subject to income taxes for the year ended December 31, 2017 and 2016.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—INCOME TAXES (Continued)

Following is a reconciliation of the Company’s effective income tax rate to the United States federal statutory tax rate:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected tax at U.S. statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes net of federal income tax effect	1.4%	0.0%
Foreign rate differential	11.2%	(6.3)%
Foreign unremitted earnings	(11.8)%	(22.5)%
Foreign tax credit	(31.8)%	0.0%
Stock option cancellations	0.0%	(0.3)%
Change in valuation allowance	49.4%	1.6%
Withholding tax	(14.2)%	0.0%
Intra-period allocation	8.2%	0.0%
Nondeductible Expenses	(51.2)%	0.0%
Other	0.0%	(7.5)%
Effective tax rate	(3.8)%	0.0%

The effect of temporary differences is included in deferred tax accounts as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Deferred tax assets:

Accrued compensation	$21	$79
Inventory	3	2
Bad debt reserves	28	45
Product performance accrual	12	20
Non-qualified stock option compensation	229	252
Operating loss carryforwards	9,646	10,298
Fixed assets	134	223
Other	40	149
Total deferred tax assets before valuation allowance	$10,113	$11,068
Valuation allowance	(8,647)	(11,068)
Total deferred tax assets	$1,466	$—
Deferred tax liabilities:
Withholding tax	(698)	—
Foreign unremitted earnings	(1,466)	—
Total deferred tax liabilities	$(2,164)	$—
Total net deferred tax (liabilities)	$(698)	$—

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a valuation allowance of $8,647 and $11,068 for deferred tax assets existing as of December 31, 2017 and December 31, 2016, respectively. The valuation allowance as of December 31, 2017 is attributable to deferred taxes in the United States and net operating loss carryforwards in the United States, Spain, China and Hong Kong. The valuation allowance as of December 31, 2016 is attributable to deferred taxes in the United States and net operating loss carryforwards in the United States, Spain, China and Hong Kong.

The Company recognizes interest accrued related to its liability for unrecognized tax benefits and penalties in income tax expense. The Company recorded interest and penalties related to unrecognized tax benefits as a component of income tax expense in the amount of approximately $0 and $0 for the years ended December 31, 2017 and 2016, respectively. The Company had approximately $0 and $0 for payment of interest and penalties accrued as of December 31, 2017 and December 31, 2016, respectively.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—INCOME TAXES (Continued)

The Company had $0 liability for unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2017 and 2016, respectively. The amount of unrecognized tax benefit that would potentially impact the Company’s effective tax rate was $0 (excluding interest and penalties) as of December 31, 2017 and 2016. The Company has open tax years from 2011-2016 with various foreign tax jurisdictions. The Company expects $0 (excluding interest and penalties) of unrecognized tax benefits to reverse within the next twelve months.

The Company conducts its business globally and as a result, the Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities in each of these jurisdictions.

The Company has open tax years for 2015 and 2016 for U.S. federal tax purposes. An examination in the United States by the Internal Revenue Service for tax year 2016 commenced February 2018. The Company has open tax years from 2012-2016 with various state tax jurisdictions. In connection with the examination of the Company’s tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce incomes taxes payable. The Company believes it has sufficient accruals for its contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns, although actual results may differ.

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

The Company’s subsidiary in Malaysia is operating under a tax holiday arrangement that extends through 2019. The impact of the tax holiday on its effective rate is a reduction in the benefit of 4.9% and 6.5% percentage points for 2017 and 2016, respectively.

NOTE 16—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At December 31, 2017, there were 19,919,529 shares of issued and 19,918,289 shares of outstanding common stock. Each share of common stock is entitled to one vote per share. Included in the 19,918,289 shares outstanding are 19,532,573 shares of common stock and 385,716 shares of unvested restricted common stock.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17 — STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company’s stock-based compensation awards under the 2009 Plan during 2017 and 2016:

Date	Award Type	Fair Value	Shares	Recipient
4th Quarter 2017	Restricted Stock	$0.28	385,716	Board of Directors
4th Quarter 2017	Restricted Stock	$0.20	78,752	Board of Directors
3rd Quarter 2017	Restricted Stock	$0.20	72,045	Board of Directors
2nd Quarter 2017	Restricted Stock	$0.21	70,450	Board of Directors
2nd Quarter 2017	Restricted Stock	$0.21	55,833	Board of Directors
1st Quarter 2017	Restricted Stock	$0.20	91,356	Board of Directors
1st Quarter 2017	Restricted Stock	$0.15	210,000	Board of Directors
4th Quarter 2016	Restricted Stock	$0.19	568,420	Board of Directors
4th Quarter 2016	Restricted Stock	$0.22	119,835	Board of Directors
3rd Quarter 2016	Restricted Stock	$0.29	80,272	Board of Directors
2nd Quarter 2016	Restricted Stock	$0.23	35,472	Board of Directors
2nd Quarter 2016	Restricted Stock	$0.30	100,096	Board of Directors
1st Quarter 2016	Restricted Stock	$0.37	85,136	Board of Directors

There were 776,823 shares available for grant under the 2009 Plan as of December 31, 2017.

The following table summarizes the stock option activity under the Company’s 2009 Plan for the two years ended December 31, 2017:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at January 1, 2016	1,501,331	$1.52	—	$0.99	$(1,937)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	(379,999)	$1.52	—	$0.99	$490
Balance at December 31, 2016	1,121,332	$1.52	—	$0.99	$(1,447)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	—	$—	—	$—	$—
Balance at December 31, 2017	1,121,332	$1.52	7.10	$0.99	$(1,447)
Vested and exercisable as of December 31, 2017	747,552	$1.52	7.10	$0.99	$(964)
Vested and exercisable as of December 31, 2017 and expected to vest thereafter	1,119,447	$1.52	7.10	$0.99	$(1,444)

__________________________

(1)	The aggregate intrinsic value for December 31, 2017 and December 31, 2016 is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.23 of the Company’s common stock on December 31, 2017.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17 — STOCK-BASED COMPENSATION (Continued)

As of December 31, 2017, there was $31 of unrecognized compensation cost related to outstanding stock option awards. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations. The Company did not receive any proceeds related to the exercise of stock options for the years ended December 31, 2017 and 2016.

The following table summarizes the restricted shares activity for the two years ended December 31, 2017:

	Unvested Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	45,805	$1.14
Granted	989,231	$—
Vested	(455,165)	$1.14
Cancelled	(11,451)	$1.14
Unvested at December 31, 2016	568,420	$—
Granted	964,152	$—
Vested	(862,646)	$—
Cancelled	(284,210)	$—
Unvested at December 31, 2017	385,716	$—
Expected to vest after December 31, 2017	385,716	$—

As of December 31, 2017, there was $99 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Stock-based compensation expense was included in the following consolidated statements of comprehensive loss categories:

	Years Ended December 31,
	2017	2016
Selling, general and administrative expense	$506	$541
Total stock-based compensation expense	$506	$541

NOTE 18—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 18—REPORTABLE SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

The following tables set forth information about the Company’s operations by its reportable segment and by geographic area:

Operations by Reportable Segment

	Year Ended December 31, 2017	Year Ended December 31, 2016
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	$(6,016)	$(10,643)
Depreciation	(708)	(1,714)
Interest income, net	21	37
Income tax expense	(188)	—
Other non-operating expenses	—	(124)
Restructuring	(90)	(256)
Stock-based compensation	(506)	(541)
Proceeds received from insurance claim	2,703	—
Impairment of assets held for sale	65	(1,739)
Loss on disposal of fixed assets	(382)	(890)
Net Loss	$(5,101)	$(15,870)

Operations by Geographic Area

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net Sales
United States	$243	$58
Spain	9,278	9,934
China	4,019	10,120
Total Net Sales	$13,540	$20,112

Long-Lived Assets by Geographic Area

	December 31, 2017	December 31, 2016
Long-Lived Assets
United States	$1,311	$1,448
Spain	7,141	5,990
China	276	535
Hong Kong	—	1
Total Long-Lived Assets	$8,728	$7,974

Foreign sales are based on the country in which the net sales originated. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s net sales for the year ended December 31, 2017 was $4,410. Net sales to two of the Company’s major customers for the year ended December 31, 2016 was $6,590. Accounts receivable from two customers amounted to $70 as of December 31, 2017 and from two customers amounted to $597 as of December 31, 2016.

NOTE 19—EMPLOYEE BENEFIT PLANS

The Company maintained one defined contribution benefit plan for the years ended December 31, 2017 and 2016 covering substantially all U.S. domestic employees. The Company makes matching contributions to the plans using its forfeiture account and can also make discretionary contributions to the plans.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 19—EMPLOYEE BENEFIT PLANS (Continued)

The Company also maintained defined contribution benefit plans for certain foreign employees. The expense under these plans was $106 and $143 for the years ended December 31, 2017 and 2016, respectively.

NOTE 20—RELATED PARTIES

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provides that Huhui’s obligations are contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2017, Huhui had not commenced the sample production run. The Huhui Supply Agreement shall automatically renew for additional one year terms if either party fails to notify the other party at least 90 days prior to the end of the then current term that it is electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which is included in accrued liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2017 the Company did not record any sales to this customer.

NOTE 21—SUBSEQUENT EVENTS

Equipment Purchase and License Agreement

On January 16, 2018, STR Holdings, Inc., through its wholly owned subsidiary Specialized Technology Resources, Inc. (the “Company”), entered into an equipment purchase agreement and a technology license agreement (together, the “Agreements”) with a manufacturer of solar photovoltaic (PV) modules (the “Purchaser”).

Under the equipment purchase agreement, the Company will purchase from a third party specialized equipment (the “Equipment”) for the production of one of the Company’s proprietary encapsulants (the “Encapsulant”), resell the Equipment to the Purchaser, install the Equipment at a facility of the Purchaser and train Purchaser personnel in the Equipment’s use. Under the license agreement, the Company has granted the Purchaser the right to use the formula for the Encapsulant and certain of the Company’s production techniques to make or have made the Encapsulant for use in PV modules manufactured by the Purchaser. The license granted to the Purchaser is exclusive with respect to specified types of PV modules manufactured by the Purchaser, and nonexclusive as to all other types of PV modules. The Purchaser may also sublicense its rights under the technology license agreement to licensees of its PV module manufacturing processes.

Under the Agreements, the Purchaser will pay the Company an aggregate of $6,000. Payment under the Agreements is contingent upon successful completion of certain milestones relating to the qualification of the Encapsulant and installation, acceptance and operation of the Equipment. Subject to completion of the applicable milestones, the Company anticipates receipt of the initial payment of $1,750 during the first quarter of 2018, with the balance to follow during the remainder of 2018 and 2019.

The Company does not expect the Agreements to impact or otherwise displace any of its existing business in the solar encapsulant market.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

(a)       List of documents filed as part of this report or incorporated herein by reference:

(1)       Financial Statements:

The following financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

(2)       Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts	75

Schedule II-Valuation and Qualifying Accounts

STR Holdings, Inc. and Subsidiaries

	Beginning Balance	Additions/ Charged to Expenses	Currency Impact	Reductions	Balance at End of Period
Accounts Receivable Allowance for Doubtful Accounts:
Year ended December 31, 2017	$2,640	(918)	134	(131)	$1,725
Year ended December 31, 2016	$499	2,354	(130)	(83)	$2,640
Tax Valuation Allowance:
Year ended December 31, 2017	$11,068	—	—	(2,421)	$8,647
Year ended December 31, 2016	$8,880	2,188	—	—	$11,068
Inventory Reserve:
Year ended December 31, 2017	$435	(287)	23	(112)	$59
Year ended December 31, 2016	$696	(119)	(31)	(111)	$435

(3)       Exhibits:

EXHIBIT INDEX

††2.1	Stock Purchase Agreement, dated August 11, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co., Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
3.1	Certificate of Incorporation of STR Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation. ((filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2015 (file no. 001-34529) and incorporated herein by reference).
3.3	Bylaws of the STR Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.1	Form of Indemnification Agreement between STR Holdings, Inc. and each of its directors and executive officers. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
*†10.2	Amended and Restated 2009 Equity Incentive Plan.
*†10.3	Employment Agreement, dated as of December 7, 2011, between Specialized Technology Resources, Inc. and Robert S. Yorgensen (filed as Exhibit 10.1 on the Company’s Form 8-K filed on December 13, 2011 (file no. 001-34529) and incorporated herein by reference).
†10.4	Form of STR Holdings, Inc. Restricted Stock Agreement for executive officers that held incentive units in STR Holdings (New) LLC. (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.5	Form of STR Holdings, Inc. Restricted Stock Agreement for other holders of units in STR Holdings (New) LLC. (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.6	Form of Restricted Stock Agreement of STR Holdings, Inc. (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.7	Specialized Technology Resources, Inc. Management Incentive Plan. (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.8	Form of STR Holdings, Inc. Option Award Agreement for executive officers. (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2009 (file no. 001-34529) and incorporated herein by reference).
†10.9	Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 3, 2012 (file no.001-34529) and incorporated herein by reference).
†10.10	Executive Severance Agreement dated October 1, 2012 between the Company and Robert S. Yorgensen (filed as Exhibit 10.3 to the Company’s Form 10-K filed on March 9, 2017 (file no. 001-34529) and incorporated herein by reference).
10.11	Sales Service Agreement, dated as of August 11, 2014, by and between Specialized Technology Resources, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
10.12	Registration Rights Agreement, dated as of December 15, 2014, by and between STR Holdings, Inc. and Zhen Fa New Energy (U.S.) Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014 (file no. 001-34529) and incorporated herein by reference).
10.13	Guarantee Agreement, dated as of August 11, 2014, by and between STR Holdings, Inc. and Zhenfa Energy Group Co., Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014 (file no. 001-34529) and incorporated herein by reference).
10.14	PhotoCap Supply agreement dated as of December 31, 2014, by and between Specialized Technology Resources Solar (Suzhou) Co., Ltd and Zhangjiagang Huhui Segpv Co., Ltd. (filed as Exhibit 10.32 to the Company’s Form 10-K filed on March 26, 2015 (file no. 001-34529) and incorporated herein by reference).
10.15	Purchase and Sale Agreement dated as of November 18, 2016, by and between Specialized Technology Resources Solar (Malaysia) SDN BHD and Tiong Nam Logistics Solutions SDN BHD (filed as Exhibit 10.15 to the Company’s Form 10-K filed on March 9, 2017 (file no. 001-34529) and incorporated herein by reference).
*21	Subsidiaries of STR Holdings, Inc.
*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.DEF	XBRL Definition Linkbase Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________

*	Filed herewith.

**	Furnished herewith.

***	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Management contract or compensatory plan or arrangement.

††	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)

By:	/s/ Robert S. Yorgensen
	Name:	Robert S. Yorgensen
	Title:	Chairman, President and Chief Executive Officer

Dated: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Name	Title	Date

By: Name:	/s/ Robert S. Yorgensen Robert S. Yorgensen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2018

By: Name:	/s/ Thomas D. Vitro Thomas D. Vitro	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018

By: Name:	/s/ John A. Janitz John A. Janitz	Director	March 16, 2018

By: Name:	/s/ HuiYing Ju HuiYing Ju	Director	March 16, 2018

By: Name:	/s/ Andrew M. Leitch Andrew M. Leitch	Director	March 16, 2018

By: Name:	/s/ Xin Lin Xin Lin	Director	March 16, 2018

By:	/s/ Ping Yu	Director	March 16, 2018
Name:	Ping Yu

By:	/s/ Lenian Zha	Director	March 16, 2018
Name:	Lenian Zha

