Form 10-K/A
period 2017-12-31
STR HOLDINGS, INC.
filed 2018-04-27
CIK 1473597

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

On April 23, 2018, the registrant had 20,038,461 outstanding shares of Common Stock, $0.01 par value per share.

EXPLANATORY NOTE

On March 16, 2018, STR Holdings, Inc. (“we” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. We do not anticipate that our definitive proxy statement involving the election of directors will be filed before April 30, 2018 (i.e., within 120 days after the end of our 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on March 16, 2018 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors (the “Board”). Our Bylaws provide that our Board will consist of between three and fifteen directors. Our Board is currently composed of seven directors.

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

Subject in each case to all fiduciary duties of the Board, pursuant to the terms of the Stock Purchase Agreement, the Company and Zhenfa U.S. agreed that the Board will be comprised of: (i) up to four directors designated by Zhenfa U.S. and reasonably acceptable to the Board (the “Zhenfa Directors”), at least two of whom will be independent, (ii) one director who is also the President or Chief Executive Officer of the Company, and (iii) two directors who are independent directors of the Company as of the date of the Stock Purchase Agreement (including any successors to any such directors who take office after the Closing Date who are nominated, or proposed to the Nominating and Corporate Governance Committee for nomination, by the Special Committee of Continuing Directors) ("Continuing Directors”). Certain provisions of the Stock Purchase Agreement, including those provisions relating to the nomination and election of directors, ended upon our 2017 Annual Meeting of the Shareholders, which was held on December 5, 2017 (the “2017 Annual Meeting”).

The information provided below contains information regarding our directors service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Robert S. Yorgensen, 54, has been our Chairman since December 2014 and our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our CEO, Mr. Yorgensen was the Vice President of STR and President of our Solar division since 2007 and has been employed with us for 32 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

Mr. Yorgensen was selected to serve on our Board in light of his substantial experience as President of STR Solar and his 32 year tenure with STR where he has made significant contributions to our research and development, process engineering, business development efforts and led our growth in the solar market.

John A. Janitz, 75, has served on our Board since June 2007. Mr. Janitz is Chairman and Co-founding partner at Evergreen Capital Partners, a financial advisor and investment manager. In this role he also serves as a senior advisor to the private equity firm The Gores Group, where he sources investment opportunities and advises on strategy, technology, manufacturing and operational matters in the industrial sector. Prior to forming Evergreen Capital Partners, Mr. Janitz served as Co-Managing Principal for Questor Partners Funds, a private equity turnaround fund. Mr. Janitz previously served as Chairman - Global Industrial Partners at Credit Suisse, as a member of the Board, President and Chief Operating Officer of NYSE-listed Textron, Inc., as President of Gulf & Western Manufacturing Co., and as Executive Vice President of global automotive technology company TRW Inc. He began his career at Ford Motor Company.

Mr. Janitz is a Continuing Director. His significant financial, investment and operating experience, as well as his membership on public and private boards, allows him to contribute strong leadership to the Board and insights into strategic, capital and operational matters.

HuiYing (Julia) Ju, 50, has served on our Board since March 2016. Ms. Ju has been the General Manager of the International Department of Zhenfa since February 2014, where she is responsible for the development of the international market for Zhenfa, and its affiliates, primarily focused on project development and engineering, procurement and construction services for utility-scale solar farms. In addition, since September 2015, Ms. Ju has served as the Chief Executive Officer and Director of Zhenfa New Energy Pakistan (Pvt) Ltd., an affiliate of Zhenfa, where she is responsible for the development of a 100 megawatt solar project in Pakistan. From May 2004 through December 2013, Ms. Ju served as the Chairman and General Manager of Zhangjiagang SEG PV Co., Ltd., a company engaged in the manufacturing and sale of solar modules. Ms. Ju also served as Sales Manager of WuXi Suntech Power Co., Ltd. from October 2002 through March 2004, and as the Customer Service Manager of German Barmag Machinery Co., Ltd. from April 2000 through October 2002.

Ms. Ju is a Zhenfa Director. Her association with our largest stockholder and her extensive international business and management experience in the solar manufacturing field and knowledge of China brings valuable perspectives to the Board.

Andrew M. Leitch, 74, has served on our Board since our initial public offering in November 2009. Mr. Leitch was a senior partner with Deloitte & Touche LLP for over 27 years, last serving as the Vice Chairman of the Management Committee, Hong Kong from September 1997 through his retirement in March 2000. Mr. Leitch has served as a director, chairman of the board, chairman of the nominating and governance committee, and member of the audit committee and compensation committees of Blackbaud Inc., and as a director and chairman of the audit committee of Cardium Therapeutics Inc. since February 2004 and August 2007, respectively. Mr. Leitch served as director and chairman of the audit committee of Aldila, Inc. from May 2004 through February 2010 and a director of L&L Energy Inc. from February 2011 through August 2011. Mr. Leitch also serves as a director of various private companies. He is a Certified Public Accountant in the state of New York, and a Chartered Accountant in Ontario, Canada.

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

Xin (Cindy) Lin, 45, became one of our directors effective upon the closing of the Zhenfa Transaction on December 15, 2014. Ms. Lin is currently President of Zhen Fa New Energy (U.S.) Co., Ltd., having served in this capacity since April 2013, and is responsible for leading Zhenfa's activities in the U.S., including investment and acquisitions. Ms. Lin has also worked at Medtronic IT since August 2001, where she currently serves as senior principal IT developer, with a primary focus in business intelligence, data management and data analytics. In 2006, Ms. Lin founded L&B International LLC, a consulting firm focusing on providing consulting services in the area of renewable energy development, and is currently its President. Ms. Lin previously worked at the Bank of China in Beijing, China, where she was responsible for international trade settlement and financial instruments for export and import companies.

Ms. Lin is a Zhenfa Director. Her association with Zhenfa and her extensive experience in the solar industry, knowledge of China, prior general management experience and her significant international business expertise brings valuable perspectives to the Board.

Ping (Daniel) Yu, 54, has served on our Board since May 2017. Dr. Yu currently serves as Chief Executive Officer of UDA Education Consulting Group, based in New York and Shanghai, and as Business Representative and Advisor to China Capital Investment Group. Dr. Yu specializes in Sino-US business, education and NGO cooperation, and was previously China Country Director for the American Bar Association Rule of Law Initiative and a Senior Fellow at New York University School of Law. Dr. Yu graduated from East China University of Political Science and Law in 1984 (B.A., Law) and Fudan University (graduate diploma) in 1987, and received his (Ph.D.) at the University of Washington (Seattle) School of Law. Dr. Yu has taught at Fudan University and New York University, and has also been a director for a number of private companies during his career.

Dr. Yu is an independent Zhenfa Director. Dr. Yu’s extensive experience in American and Chinese partner relationships, as well his legal background, brings valuable perspectives to the Board.

Lenian (Charles) Zha, 55, has served on our board since March 2017. Mr. Zha has served in various positions with Cisco Systems, Inc. (“Cisco”), an information technology products and services provider, since 2000, most recently as a Program Manager, where he manages Cisco Services Compliance. Prior to that, Mr. Zha served as a Business Operations Manager, where he managed business intelligence programs and focused on long-term planning, sales opportunities, revenue/cost and risk analysis and product lifecycle management. Since September 2002, Mr. Zha has also served as the owner and Chief Executive Officer of BiLink, Inc., a provider of business consulting services. Mr. Zha received his Master of Science in Electrical Engineering from the Rose-Hulman Institute of Technology in 1992.

Mr. Zha is an independent Zhenfa Director. Mr. Zha’s extensive engineering and project management experience brings valuable perspectives to the Board.

Executive Officers

Biographical information for our executive officers are included in the Original Form 10-K and is incorporated herein by reference.

Audit Committee

We have a standing Audit Committee. Our Audit Committee currently consists of Messrs. Leitch, Janitz and Yu with Mr. Leitch serving as Chair of the Audit Committee. Our former directors, Dr. Gokalp Bayramoglu and Haiyang Yuan each, served as a member of the Audit Committee until their resignation from the Board effective January 9, 2017 and March 4, 2017, respectively. Mr. Janitz was appointed to fill a vacancy on the Audit Committee on March 16, 2017.

Our Board affirmatively determined that Messrs. Leitch, Janitz and Yu meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and NYSE rules. In addition, our Board has determined that each member of our Audit Committee is financially literate and Mr. Leitch qualifies as our “Audit Committee financial expert.” Mr. Leitch currently serves on the Audit Committee of three public companies (including us).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as ameded, requires our officers and directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such filings received by us and the written representations of our officers and directors, with respect to the fiscal year ended December 31, 2017, all applicable Section 16(a) filing requirements were timely met.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2017 and 2016 earned by or paid to our named executive officers during 2017.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Retention Bonus Agreement ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert S. Yorgensen	2017	475,000	50,000	—	40,645	565,645
Chairman, President and CEO	2016	475,000	—	—	36,002	511,002

Thomas D. Vitro	2017	215,000	15,000	100,000	8,989	338,989
Vice President, Chief Financial	2016	215,000	44,163	—	4,431	263,594
Officer and Chief Accounting Officer

______________________

(1)	Represents cash payments under the Company’s Mangement Incentive Plan (“MIP”). Bonuses paid under the 2017 and 2016 MIP were based on a combination of corporate financial and non-financial goals.

(2)	Represents cash payments under the Company’s Retention Bonus Agreement with Mr. Vitro. For more information regarding this agreement, see “Retention Bonus Agreement”.

(3)	The amounts reported in this column represent 401(k) and profit sharing contributions to eligible employees, our Section 125 cafeteria plan, term life insurance, disability insurance, long-term care insurance and other personal benefits. The amounts included in that column are included in the table below.

Name	Year	401(k) Match(a)	Section 125 Plan(b)	Term Life Insurance(c)	Disability Insurance(c)	Long-Term Care Insurance(c)
Robert S. Yorgensen	2017	$6,625	$32,250	$795	$468	$507
	2016	$6,625	$27,607	$795	$468	$507

Thomas D. Vitro	2017	$5,375	$1,861	$778	$468	$507
	2016	$620	$2,058	$778	$468	$507

______________________________

(a)	Reflects amounts of contributions paid to such executive under 401(k) matching plan for eligible employees.

(b)	We maintain a Section 125 cafeteria plan that allows our employees to set aside pre-tax dollars to pay for certain benefits. This amount represents payments made by us on the employee’s behalf towards a Section 125 cafeteria benefits plan.

(c)	Represents premiums paid by us for applicable insurance policies.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2017.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Robert S. Yorgensen	437,778	218,889	1.52	2/6/2025
Thomas D. Vitro	—	—	—	—

__________________________

(1)	The options vest one-third on each of the anniversaries of the date of grant, which was February 5, 2015.

Pension Benefits

In the year ended December 31, 2017, our named executive officers received no pension benefits and had no accumulated pension benefits.

Nonqualified Deferred Compensation

We had no deferred compensation arrangements with our named executive officers as of December 31, 2017.

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

We entered into an employment offer letter (the “Offer Letter”) with Mr. Vitro, dated December 1, 2015. The Offer Letter provides for an initial base salary for Mr. Vitro of $215,000. Under the terms of the Offer Letter, Mr. Vitro is eligible to receive an annual performance bonus pursuant to the Company’s management incentive plan, with a target bonus amount of at least 45% of his annual base salary, and he is generally entitled to participate in benefit plans and programs, if any, on the same terms as other similarly situated employees. Under the Offer Letter, Mr. Vitro is entitled to receive certain benefits upon termination of employment. If Mr. Vitro is terminated without “Cause” or if he terminates his employment for “Good Reason” (as such terms are defined in the Offer Letter), Mr. Vitro will be entitled to standard Company severance of one week of salary per year of service.

Severance Agreements

We entered into a severance agreement with Mr. Yorgensen, effective October 1, 2012 (the “Severance Agreement”). The Severance Agreement sets forth certain payments and benefits for Mr. Yorgensen in the event of the termination of his employment under various circumstances. The Severance Agreement will remain in effect until October 1, 2018 and will automatically renew for successive one year periods unless the Company or the executive provides notice of termination at least 90 days prior to October 1st of the preceding year. Notwithstanding the foregoing, the term of the Severance Agreement may not expire before a date that is 18 months after a Change of Control (as defined in the Severance Agreement) that occurs during the term of the Severance Agreement. To the extent applicable, the Severance Agreement supersedes and replaces the severance provisions set forth in Mr. Yorgensen’s employment agreement with the Company.

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

Mr. Vitro will earn the Retention Bonus for a Retention Period only if he is actively employed by the Company throughout such Retention Period, including on the Outside Date for such Retention Period; provided, however, that if Mr. Vitro’s employment with the Company is terminated by the Company without “cause” (as such term is defined in the Retention Bonus Agreement), or by Mr. Vitro for “good reason” (as such term is defined in the Retention Bonus Agreement), then Mr. Vitro will be entitled to receive the applicable Retention Bonus for the applicable Retention Period. If Mr. Vitro’s employment is terminated by the Company with Cause or by Mr. Vitro without Good Reason, Mr. Vitro will not receive a Retention Bonus for the Retention Period during which his employment was terminated, or for any subsequent Retention Period. The Retention Bonus will be paid in one lump sum cash payment within five (5) business days following the completion of the applicable Retention Period.

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

Annual Incentive Awards

The Company’s Management Incentive Plan provides our named executive officers, as well as other key managers, with performance based cash bonuses based on the achievement of a combination of financial and non-financial corporate goals that are established each year by the Board. Target payout levels are expressed as a percentage of base salary and are established for each participant. The target payout levels for Mr. Yorgensen and Mr. Vitro were 80% and 45% of base salary, respectively.

The financial goals under the 2017 MIP for our named executive officers were primarily focused on the achievement of sales, EBITDA and cash balance targets, as well as multiple non-financial goals. No payout was made for a financial target if the Company achieved an actual result equal to less than 80% of such financial target. Non-financial corporate goals included targets related to the expansion and development of the business.

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

In 2017, compensation for all independent directors of the Company was as follows:

•	a base annual retainer of $31,500 to be payable 50% in shares of the Company’s common stock and 50% payable in cash, issued quarterly, in arrears, which shares vest immediately upon issuance and will be pro-rated for any partial quarter;

•	shares of the Company’s common stock having a fair market value of $27,000; to be issued annually following the Company’s annual meeting of stockholders and to vest upon the earlier of the first anniversary of the date of issuance or the day before the date of the next annual meeting of stockholders, assuming continued service by such director, pro-rated for any partial quarter;

•	an annual payment of $25,000 in cash to the chair of the Audit Committee of the Board; $12,500 in cash to the Chair of each of the Compensation Committee of the Board and Nominating and Corporate Governance Committee of the Board; and $10,000 to each member of the Special Committee of Continuing Directors, each payable quarterly in arrears and pro-rated for any partial quarter; and

•	a fee of $1,200 in cash for each meeting of the Board and any committee thereof attended (up to eight Board of Directors meetings and eight meetings of each committee per year).

The Company also reimburses all directors for reasonable expenses incurred to attend meetings of our Board or committees.

Director Compensation Table. The following table sets forth all director compensation information for the year ended December 31, 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total Compensation ($)
Dr. Gokalp D. Bayramoglu (3)	—	394	394
John A. Janitz	61,400	42,750	104,150
HuiYing (Julia) Ju	—	—	—
Andrew M. Leitch	61,400	42,750	104,150
Xi (Cindy) Lin	—	—	—
Robert Yorgensen	—	—	—
Ping (Daniel) Yu (4)	8,400	52,266	60,666
Haiyang (Ocean) Yuan (5)	2,400	2,756	5,156
Lenian (Charles) Zha (6)	7,200	57,584	64,784

(1)	Represents the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718 as of the grant date. The grant date fair value for the stock awards granted to each of the non-employee directors (other than directors affiliated with Zhenfa) in 2017 is set forth in footnote 2 below. The assumptions used to calculate the amount recognized for these restricted stock awards set forth in Note 17 to the Company’s audited financial statements. For purposes of the table above, the effects of estimated forfeitures are excluded.

(2)	The number of shares issued and their grant date fair values were as follows: Dr. Bayramoglu, 1,875 shares at $0.21 per share on the date of issuance; Mr. Janitz, 18,750 shares, 19,688 shares, 19,688 shares, 96,429 shares and 16,406 shares at $0.21, $0.20, $0.20, $0.28 and $0.24 per share on the date of issuance, respectively; Mr. Leitch, 18,750 shares, 19,688 shares, 19,688 shares, 96,429 shares and 16,406 shares at $0.21, $0.20, $0.20, $0.28 and $0.24 per share on the date of issuance, respectively; Mr. Yu, 70,450 shares, 12,981 shares, 19,688 shares, 96,429 shares and 16,406 shares at $0.21, $0.20, $0.20, $0.28 and $0.24 per share on the date of issuance, respectively; Mr. Yuan, 13,125 shares at $0.21 per share on the date of issuance; Mr. Zha, 91,356 shares, 3,333 shares, 19,688 shares, 19,688 shares, 96,429 shares and 16,406 shares at $0.20, $0.21, $0.20, $0.20, $0.28 and $0.24 per share on the date of issuance, respectively.
(3)	Dr. Bayramoglu resigned effective January 9, 2017. His unvested restricted stock awards were cancelled as of this date.

(4)	Mr. Yu was appointed to the Board effective May 2, 2017.

(5)	Mr. Yuan resigned effective March 4, 2017. His unvested restricted stock awards were cancelled as of this date.

(6)	Mr. Zha was appointed to the Board effective March 16, 2017.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based upon the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage of beneficial ownership is based upon 20,038,221 shares of common stock outstanding as of April 23, 2018. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 23, 2018, (“presently exercisable stock options”) are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the address for each holder listed below is STR Holdings, Inc., 10 Water Street, Enfield, CT 06082.

Name of beneficial owner	Amount and nature of ownership	Percentage of class
Zhen Fa New Energy (U.S.) Co., Ltd. (1)(2)	9,210,710	46.0%
Zha Zhengfa (1)	9,210,710	46.0%
Downriver Capital Management, LLC (3)	1,728,462	8.6%
T. Rowe Price Associates, Inc. (4)	1,313,707	6.6%
Robert S. Yorgensen	816,484	4.1%
John A. Janitz	766,505	3.8%
Andrew M. Leitch	703,188	3.5%
Lenian (Charles) Zha	260,477	*
Ping (Daniel) Yu	229,531	*
HuiYing (Julia) Ju	—	*
Xi (Cindy) Lin	—	*
All directors and executive officers as a group	2,776,185	13.9%

_____________________

*	Less than one percent of the outstanding shares of our common stock.

(1)	Information in the table and this footnote is based solely upon information contained in a filing of Schedule 13G filed with the SEC by Zhen Fa New Energy (U.S.) Co., Ltd. on December 18, 2014. Zha Zhengfa, due to his 98% indirect ownership of Zhen Fa New Energy (U.S.) Co., Ltd., may be deemed to possess sole voting power and sole dispositive power over 9,210,710 shares of common stock beneficially owned by Zhen Fa New Energy (U.S.) Co., Ltd. The principal business address of Mr. Zhengfa is 27th Floor, No. 4 Gemini Building, No. 12 North Qingfeng Road, Yubei Disrict, Chongqing City, China.

(2)	Zhen Fa New Energy (U.S.) Co., Ltd. has advised the Company that it has pledged these shares as collateral in support of borrowings obtained by Zhenfa (and its affiliates) from The Export-Import Bank of China, which are outstanding from time to time.

(3)	Information in the table and this footnote is based solely upon information contained in a filing of Schedule 13G filed with the SEC by Downriver Capital Management, LLC on February 2, 2016. As of December 31, 2016, Downriver Capital Management, LLC had sole dispositive power over 1,728,462 shares and sole voting power over 1,728,462 shares. The principal business address of Downriver Capital Management, LLC is 1310 N. Maple Street, Spokane, Washington 99201.

(4)	Information in the table and this footnote is based solely upon information contained in a joint filing of Schedule 13G filed with the SEC by T. Rowe Price Associates, Inc. and T. Rowe Price Science & Technology Fund, Inc. on February 9, 2016. As of December 31, 2016, T. Rowe Price had sole dispositive power over 1,313,707 shares and sole voting power over 236,075 shares. The principal business address of T. Rowe Price is 100 East Pratt Street, Baltimore, Maryland 21202.

EQUITY COMPENSATION PLAN

The following table summarizes common stock that may be issued under our existing equity compensation plan as of December 31, 2017:

	Common shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Common shares available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by STR stockholders(2)	—	—	776,823
Equity compensation plans not approved by STR stockholders	N/A	N/A	N/A
Totals	—	—	776,823

___________________________

(1)	Includes shares issuable pursuant to the exercise of stock options.

(2)	STR Holdings, Inc. 2009 Equity Incentive Plan.

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

Our Board affirmatively determined that Messrs. Janitz, Leitch, Yu and Zha are independent directors, and that Messrs. Janitz, Leitch and Yu, as current members of our Audit Committee, are also independent directors as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Certain Relationships and Related Person Transactions

Set forth below is a description of certain relationships and related person transactions between us and our directors, executive officers and holders of more than 5% of our voting securities since January 1, 2017. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Zhenfa Transaction. On August 14, 2014, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Zhenfa U.S., pursuant to which Zhenfa U.S. acquired approximately 51% of our then outstanding shares of common stock on December 14, 2014. Certain provisions of the Stock Purchase Agreement, including those provisions relating to the nomination and election of directors, ended upon our 2017 Annual Meeting which was held of December 5, 2017.

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

Sales Service Agreement. In connection with the execution of the Purchase Agreement, Specialized Technology Resources, Inc., our wholly owned subsidiary, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement became effective on December 15, 2017, for an initial term of two years and automatically renews for one year periods unless terminated earlier. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of our outstanding Common Stock.

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

Huhui Contract. The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014, with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provided that Huhui’s obligations were contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. The Company received a deposit of RMB7,125 (approximately $1,148 at the then-current exchange rate) as a deposit (the “Deposit”) from Huhui during the year ended December 31, 2015, which was included in accrued liabilities on our Consolidated Balance Sheets as of December 31, 2017.

Huhui did not complete its 30 day production run as contemplated under the Supply Agreement and on March 27, 2018, following the approval of the Company’s Special Committee of Continuing Directors, STR China entered into an agreement to terminate the Supply Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Huhui agreed that STR China would retain the Deposit, and each of Huhui and STR China agreed to release the other from any liability or further obligations under the Supply Agreement.

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

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us to date for the audit and other services provided by UHY LLP during the fiscal year ended December 31, 2017:

2017
Audit Fees(1)	$225,000
Audit-Related Fees(2)	11,250
Tax Fees	—
All Other Fees(3)	—
Total	$236,250

11

___________________________

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements in connection with the statutory and regulatory filings or engagements for the 2017 fiscal year.

(2)	2017 fees represent the aggregate fees billed for an employee benefit plan audit.

(3)	Represents the aggregate fees billed for all products and services provided that are not included under “audit fees”, “audit-related fees or “tax fees”.

The following table sets forth the aggregate fees billed to us for the audit and other services provided by UHY LLP during the fiscal year ended December 31, 2016:

2016
Audit Fees(1)	$224,000
Audit-Related Fees(2)	13,000
Tax Fees	—
All Other Fees(3)	—
Total	$237,000

__________________________

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

(a)       List of documents filed as part of this report or incorporated herein by reference:

13

(3)       Exhibits:

EXHIBIT INDEX

10.1	Termination Agreement, made as of March 6, 2018, by and between Specialized Technology Resources Solar (Suzhou) Co., Ltd. and Zhanjiagang Huhui SEGPV Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2018 and incorporated herein by reference).
**31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

__________________

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STR HOLDINGS, INC. (Registrant)

Dated: April 27, 2018	By:	/s/ Robert S. Yorgensen
		Name:	Robert S. Yorgensen
		Title:	Chairman, President and Chief Executive Officer