Form 10-Q
period 2018-03-31
STR HOLDINGS, INC.
filed 2018-05-11
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

At April 30, 2018, there were 20,038,221 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three Months Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,270	$13,499
Bank acceptance notes	702	904
Accounts receivable, trade, less allowances for doubtful accounts of $1,717 and $1,725 in 2018 and 2017, respectively	966	1,199
Inventories, net	1,064	1,110
Prepaid expenses	848	748
Other current assets	804	767
Total current assets	17,654	18,227
Property, plant and equipment, net	8,794	8,728
Assets held for sale (Note 7)	6,155	6,155
Other long-term assets	80	76
Total assets	$32,683	$33,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$710	$971
Accrued liabilities (Note 8)	1,321	2,307
Income taxes payable	899	896
Due to factor	276	454
Total current liabilities	3,206	4,628
Deferred tax liabilities	797	698
Total liabilities	4,003	5,326
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 19,985,153 and 19,983,913 issued and outstanding, respectively, in 2018 and 19,919,529 and 19,918,289 issued and outstanding, respectively, in 2017	196	195
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	232,195	232,149
Accumulated deficit	(198,753)	(199,072)
Accumulated other comprehensive loss, net	(4,901)	(5,355)
Total stockholders’ equity	28,680	27,860
Total liabilities and stockholders’ equity	$32,683	$33,186

See accompanying notes to these Condensed Consolidated Financial Statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended March 31,
	2018	2017
Net sales	$3,746	$3,713
Cost of sales	2,445	4,210
Gross profit (loss)	1,301	(497)
Selling, general and administrative expenses	1,692	1,981
Research and development expense	215	314
Recovery for bad debt expense	(61)	(165)
Operating loss	(545)	(2,627)
Interest expense, net	(1)	(4)
Other income (expense), net	1,020	(426)
Gain on disposal of fixed assets	—	3
Foreign currency transaction loss	(56)	(11)
Earnings (loss) from operations before income tax expense (benefit)	418	(3,065)
Income tax expense (benefit) from operations	99	(18)
Net earnings (loss) from operations	319	(3,047)
Other comprehensive earnings:
Foreign currency translation (net of tax effect of $45 and $52, respectively)	454	130
Other comprehensive earnings	454	130
Comprehensive earnings (loss)	$773	$(2,917)
Net earnings (loss) per share (Note 3):
Basic from operations	$0.02	$(0.16)
Basic	$0.02	$(0.16)

Diluted from operations	$0.02	$(0.16)
Diluted	$0.02	$(0.16)
Weighted–average shares outstanding (Note 3):
Basic	19,571,947	18,795,927
Diluted	19,709,356	18,795,927

See accompanying notes to these Condensed Consolidated Financial Statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net earnings (loss)	$319	$(3,047)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	199	340
Stock-based compensation expense	74	120
Gain on disposal of fixed assets	—	(3)
Recovery for bad debt expense	(61)	(165)
Impairment of assets held for sale	—	440
Provision for deferred taxes	99	(70)
Customer forfeiture of deposit	(990)	—
Changes in operating assets and liabilities:
Accounts receivable	96	(12)
Inventories, net	65	(63)
Other current assets	212	1,244
Accounts payable	(548)	90
Accrued liabilities	(62)	556
Income taxes payable	2	1
Other, net	160	(88)
Total net cash used in operating activities	(435)	(657)

INVESTING ACTIVITIES
Capital investments	(12)	(351)
Proceeds from sale of fixed assets	225	—
Total net cash provided by (used in) investing activities	213	(351)

FINANCING ACTIVITIES
Factoring arrangement	(189)	29
Total net cash (used in) provided by financing activities	(189)	29
Effect of exchange rate changes on cash	182	18

Net change in cash and cash equivalents	(229)	(961)
Cash and cash equivalents, beginning of period	13,499	12,379
Cash and cash equivalents, end of period	$13,270	$11,418

See accompanying notes to these Condensed Consolidated Financial Statements.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements and the related interim information contained within the notes to the Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in STR Holdings, Inc.’s (the “Company”) Annual Report on Form 10–K filed with the SEC on March 16, 2018. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS AND ADOPTION

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are ultimately effective for interim and annual periods beginning after December 15, 2017. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. During 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, and collectability.

The Company adopted the new revenue recognition standard (“ASC 606”) on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition. The application of the standard had no impact on the Company’s consolidated financial statements for any periods prior to 2018. The adoption of ASC 606 represents a change in accounting principle to more closely align revenue recognition with the delivery of the Company’s products, licenses and services. ASC 606 requires an entity to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation.

Revenue is principally derived from the sale and licensing of highly engineered plastic sheet and film products. The Company receives specific purchase orders for the manufacture, sale and delivery of these products that identify the goods and/or services to be transferred, the price for those goods and other commercial terms of the order. The goods are generally purchased under EXW (or EX-Works) terms, meaning that the customer is responsible for arranging the shipping of the goods and title passes when the goods are picked up from the Company’s dock. Revenue is recognized upon the transfer of title, and there are no price concessions, volume discounts, rebates, refunds, credits, incentives, performance bonuses, royalties or other types of variable consideration.

In the specific case of an Equipment Purchase Agreement and a Technology License Agreement (the “Agreements”) signed on January 16, 2018 for an aggregate transaction price of $6,000, the Company will purchase from a third party specialized equipment (the “Equipment”) for the production of one of the Company’s proprietary encapsulants (the “Encapsulant”), resell the Equipment to the customer, install the Equipment at a facility of the customer and train the

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS AND ADOPTION (Continued)

customer’s personnel in the Equipment’s use. Under the license agreement, the Company has granted the customer the right to use the formula for the Encapsulant and certain of the Company’s production techniques to make or have made the Encapsulant for use in PV modules manufactured by the customer. For revenue recognition purposes, the Company defines the following three distinct major performance obligations of the Agreements and the corresponding transaction price allocated to those performance obligations:

•	Obligation 1 - $1,750 - Price Report, Formula and Sample
•	Obligation 2 - $2,000 - Equipment, including delivery & installation (incl. training)
•	Obligation 3 - $2,250 - License (perpetual)

Obligation 1 is considered to be separate and distinct from the other two obligations, in that the information provided under this obligation represents significant standalone value to the customer and the Company’s obligation to provide this information is separately identifiable from the other obligations in the agreements. Obligation 2 and Obligation 3 were also clearly identifiable, as defined by the Equipment (including delivery and installation by an agreed-upon date) and the License (with an effective start date upon the receipt of the Acceptance Test Payment).

The Company applied a “cost-plus” approach to Obligation 1 and Obligation 2. As the Company had never before sold any type of license, had no established specific license pricing and had no knowledge of pricing for similar licenses, the Company used the Residual approach for Obligation 3. The License is perpetual, distinct and not combined with other goods and services, and is a right to use, rather than to access, functional intellectual property.

The Company also assessed whether it was acting in a principal or agent role in each performance obligation of the Agreements. In all obligations, the Company determined it was acting in the role of Principal and therefore revenue is recognized on a gross basis.

As a result, the Company recognized $1,750 in the quarter ended March 31, 2018 upon delivery of the Price Report, Formula and Sample. The total transaction price of the Agreements is expected to be recognized as revenue as follows:

	2018	2019(a)	Total
Revenue expected to be recognized as of December 31	$1,750	$4,250	$6,000

(a)	$2,000 upon installation of the Equipment and $2,250 upon Acceptance and commencement of the License.

There are no new accounting pronouncements that the Company believes will have an impact on its consolidated financial statements.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—EARNINGS (LOSS) PER SHARE

The calculation of basic and diluted net earnings (loss) per share for the periods presented is as follows:

	Three Months Ended March 31,
	2018	2017
Basic and diluted net earnings (loss) per share
Numerator:
Net earnings (loss)	$319	$(3,047)
Denominator:
Weighted–average shares outstanding	19,571,947	18,795,927
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	137,409	—
Weighted–average shares outstanding with dilution	19,709,356	18,795,927

Net earnings (loss) per share:
Basic	$0.02	$(0.16)

Diluted	$0.02	$(0.16)

Due to the loss from operations for the three months ended March 31, 2017, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2018 and 2017.

NOTE 4—BANK ACCEPTANCE NOTES

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

Bank acceptance notes consist of the following:

	March 31, 2018	December 31, 2017
Balance as of beginning of period	$904	$3,360
Received from customers	—	1,985
Converted to cash	(232)	(3,508)
Paid to suppliers	—	(1,162)
Foreign exchange impact	30	229
Balance as of end of period	$702	$904

All of the bank acceptance notes as of March 31, 2018 mature prior to September 30, 2018. Due to the short time to maturity, the Company believes the bank acceptance notes’ carrying value approximates fair value. As of March 31, 2018, the annual effective discount rate for all of the bank acceptance notes was 6.0%.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—INVENTORIES

Inventories consist of the following:

	March 31, 2018	December 31, 2017
Finished goods	$355	$340
Raw materials	754	829
Reserve	(45)	(59)
Inventories, net	$1,064	$1,110

NOTE 6—LONG–LIVED ASSETS

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

At March 31, 2018 and December 31, 2017, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of March 31, 2018. Therefore no impairment was recorded in 2018. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 7—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Johor, Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility. During 2016, the Company entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25,000. Closing of the transaction was subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority (“JPA”). On July 31, 2017, the Company received a notice from the purchaser purporting to terminate the agreement, alleging that the JPA was seeking to impose certain conditions on the approval of the transfer of the facility to the purchaser that it found unacceptable. The Company was not successful in removing those conditions, and the agreement terminated. The Company has re-launched the sale process for its Malaysia facility.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 as assets held for sale. An impairment loss of $440, related to the foreign currency fluctuation of the Ringgit, was recorded in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) in other expense, net during the first quarter of 2017.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
Salary and wages	288	239
Accrued bonus	166	258
Professional fees	445	319
Restructuring severance and benefits (see Note 10)	125	87
Environmental (see Note 9)	57	57
Accrued franchise tax	63	90
Client deposits	95	1,157
Other	82	100
Total	$1,321	$2,307

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

The Company’s policy is to accrue for specific product performance matters based on management’s best estimate of ultimate expenditures that it may incur for such items. The Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $0 as of March 31, 2018 and December 31, 2017, respectively.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $57 as of March 31, 2018 and December 31, 2017.

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

No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3,300, plus interest, in damages.

A trial was held on April 6, 2017 in Oviedo, Spain, and the Company is currently awaiting a ruling from the court. The Company has product liability insurance coverage for claims of this nature, excluding the original product cost but including defense costs. The Company believes it has meritorious defenses and does not believe a loss is probable or can be reasonably estimated. As such, no accrual relating to this complaint was recorded as of March 31, 2018 and December 31, 2017.

NOTE 10—COST–REDUCTION ACTIONS

On March 7, 2017 the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize its encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $136 of severance charges during the first quarter of 2017 and $67 of severance charges during the first quarter of 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

The restructuring accrual consists of $125 for severance and benefits as of March 31, 2018. A rollforward of the severance and other exit cost accrual activity is as follows:

	March 31, 2018	March 31, 2017
Balance as of beginning of period	$87	$269
Additions	67	136
Reductions	(29)	(82)
Balance as of end of period	$125	$323

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

•	Level 1-quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of March 31, 2018:

	Financial assets and liabilities at fair value as of March 31, 2018
	Level 1	Level 2	Level 3
Money market funds (1)	$6,191	$—	$—
Bank acceptance notes (2)	$702	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$6,155
Total	$6,893	$—	$6,155

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2017:

	Financial assets and liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3
Money market funds (1)	$6,688	$—	$—
Bank acceptance notes (2)	$904	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$6,155
Total	$7,592	$—	$6,155

_______________________

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.
(2)	Refer to Note 4 for further information.
(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7 for further information.

NOTE 12—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, STR Spain, entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U, who was later acquired by Credit Agricole Leasing and Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 ($1,849 as of March 31, 2018), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of March 31, 2018 and December 31, 2017 the Company has recorded $276 and $454, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

NOTE 13—INCOME TAXES FROM OPERATIONS

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law in the United States. The legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, a one-time transition tax on foreign earnings which have not previously been subject to tax in the United States, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, limitations for the deduction for net operating losses, new taxes on certain foreign-sourced earnings, and modification or repeal of many business deductions and credits.

The SEC staff issued SAB 118 which allows companies to record provisional amounts during a one-year measurement period. At December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the TCJA; however, the Company estimated what it believes to be the effects of the TCJA on its existing deferred tax balances and the one-time transition tax, and recorded a provisional estimate for these tax effects.

During the three months ended March 31, 2018, the Company did not record any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the third quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

The TCJA subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, the Company does not anticipate a GILTI inclusion for the taxable year. The Company will continue to assess forthcoming guidance and accounting

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES FROM OPERATIONS (Continued)

interpretations on the effects of the TCJA and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

During the three months ended March 31, 2018, the Company recorded an income tax expense of $99 resulting in an effective tax rate of 23.7%. This effective tax rate for the three months ended March 31, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

There was no provision or benefit for federal, foreign, or state income taxes for the three months ended March 31, 2017 other than the $18 income tax benefit resulting from an intraperiod tax allocation between operations and other comprehensive income.

NOTE 14—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2018 are as follows:

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Loss	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	19,532,573	$195	1,240	$(57)	$232,149	$(5,355)	$(199,072)	$27,860
Stock–based compensation	65,624	1	—	—	46	—	—	47
Net earnings	—	—	—	—	—	—	319	319
Foreign currency translation, net of tax	—	—	—	—	—	454	—	454
Balance at March 31, 2018	19,598,197	$196	1,240	$(57)	$232,195	$(4,901)	$(198,753)	28,680

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2018, there were 19,985,153 shares issued and 19,983,913 shares outstanding of common stock. Each share of common stock is entitled to one vote per share. Included in the 19,983,913 shares outstanding are 19,598,197 shares of common stock and 385,716 shares of unvested restricted common stock.

NOTE 15—STOCK–BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options (collectively, “options”), stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards (collectively, the “awards”). The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from the date of grant. There were 485,439 shares available for grant under the 2009 Plan as of March 31, 2018.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK–BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2018:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2017	1,121,332	$1.52	—	$0.99	$(1,379)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	—	$—	—	$—	$—
Balance at March 31, 2018	1,121,332	$1.52	6.86	$0.99	$(1,379)
Vested and exercisable as of March 31, 2018	1,121,332	$1.52	6.86	$0.99	$(1,379)
Vested and exercisable as of March 31, 2018 and expected to vest thereafter	1,121,332	$1.52	6.86	$0.99	$(1,379)

___________________

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.29 of the Company’s common stock on March 31, 2018.

As of March 31, 2018, there was $0 of unrecognized compensation cost related to outstanding stock option awards. The Company did not receive any proceeds related to the exercise of stock options for the three months ended March 31, 2018.

The following table summarizes the restricted shares activity of the Company for the three months ended March 31, 2018:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2017	385,716	$—
Granted	65,624	$—
Vested	(65,624)	$0.24
Unvested at March 31, 2018	385,716	$—
Expected to vest after March 31, 2018	385,716	$—

As of March 31, 2018, there was $72 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average remaining vesting period of less than one year. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Income (Loss) categories for operations:

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative expense	$74	$120
Total stock-based compensation expense	$74	$120

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—GEOGRAPHICAL INFORMATION

ASC 280-10-50 Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, geographic areas and major customers The method of determining what information to report is based on the way that management organizes the operating segment within the enterprise for making operating decisions and assessing financial performance. The Company focuses on the manufacturing, sale and licensing of highly engineered plastic sheet and film products to customers throughout the world. The Company procures raw materials from multiple similar vendors and expects similar long-term economic characteristics for its products.

Operations by Geographic Area

	Three Months Ended March 31,
	2018	2017
Net Sales
Spain	$1,476	$1,712
China	30	1,991
United States	2,240	10
Total Net Sales	$3,746	$3,713

Long–Lived Assets by Geographic Area

	March 31, 2018	December 31, 2017
Long-Lived Assets
United States	$1,274	$1,311
Spain	7,184	7,141
China	336	276
Hong Kong	—	—
Total Long–Lived Assets	$8,794	$8,728

Foreign sales are based on the country in which the sales originated. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2018 was $2,176. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2017 was $700.

Accounts receivable from two customers amounted to $460 as of March 31, 2018 and accounts receivable from two customers amounted to $70 as of December 31, 2017.

NOTE 17—RELATED PARTIES

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provided that Huhui’s obligations were contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2017, Huhui had not commenced the sample production run. The Huhui Supply Agreement automatically renewed for additional one year terms if either party failed to notify the other party at least 90 days prior to the

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—RELATED PARTIES (Continued)

end of the then current term that it was electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which was included in accrued liabilities on the Condensed Consolidated Balance Sheets.

Huhui did not complete its 30 day production run as contemplated under the Supply Agreement and on March 27, 2018, following the approval of the Company’s Special Committee of Continuing Directors, STR China entered into an agreement to terminate the Supply Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Huhui agreed that STR China would retain the Deposit, and each of Huhui and STR China agreed to release the other from any liability or further obligations under the Supply Agreement. The Company recognized the full amount of the deposit as other income on the Condensed Consolidated Statement of Comprehensive Income (Loss).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company, winding up our operations in China, restructuring our business to align with our customers’ geography; (3) our reliance on a single product line and any contemplated pursuits of new market sectors; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) our failure to manufacture product in China negatively affecting our ability to sell to Chinese solar module manufacturers; (10) excess capacity in the solar supply chain; (11) demand for solar energy in general and solar modules in particular; (12) our operations and assets in China being subject to significant political and economic uncertainties; (13) limited legal recourse under the laws of China if disputes arise; (14) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products; (15) our lack of credit facility and our inability to obtain credit; (16) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy; (17) volatility in commodity costs; (18) our customers’ financial profile causing additional credit risk on our accounts receivable; (19) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (20) potential product performance matters and product liability; (21) our substantial international operations and shift of business focus to emerging markets; (22) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (23) losses of financial incentives from government bodies in certain foreign jurisdictions; (24) compliance with the qualifications of the OTCQB; (25) the ability to realize synergies from the transaction with Zhenfa Energy Group Co., Ltd. (“Zhenfa”); (26) the ability to successfully complete our investment in Spain on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue, earnings or payback from this new investment; (27) that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan we have applied for from the regional government on favorable terms if at all and (28) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

India Tolling Plan. A review of our production in China revealed that roughly half of our sales volume was being exported to our customers in India. Moreover, our customers in India have generally been more reliable in terms of payment and pricing than our customers in China. In conjunction with our wind down of manufacturing operations in China, we have entered into an agreement with a tolling partner in India. We sold our undamaged production line from STR China to this tolling partner and it is now in commercial operation making STR-formulated encapsulant products. By using a tolling partner, our goal is to continue to serve and grow our customer base in India without having to make a significant direct capital investment. We have not worked with our tolling partner in India prior to 2017 and we cannot ensure that the tolling partner will provide us with the support we anticipate or that we can otherwise successfully manage our collaboration with our tolling partner. If problems develop in our relationship with our India tolling partner, or if such party fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that the India tolling plan will continue to be successful or that it is sustainable in the long term. We have recently agreed to sell and have received a deposit for an additional production line to our tolling partner to enable the tolling partner to further increase its capacity.

We continue to reorganize our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations, to convert assets to cash for potential redeployment into more profitable endeavors and possible business opportunities in potentially more profitable parts of the solar supply-chain, and to evaluate other strategic alternatives.

High-End Food Packaging. In the fourth quarter of 2017, we initiated a significant investment through our wholly-owned subsidiary in Spain to enter the high-end food packaging business. This investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. As anticipated, we have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds are available to the Company only if we invest in new plastics manufacturing equipment. We have been advised by our insurer that our investment qualifies for reimbursement under the terms of our policy and, accordingly, they have paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. We expect them to reimburse our U.S entity for an additional approximately $1.8 million during 2018 as we continue to make qualifying capital investment under the packaging project. We have also applied for loans of up to €2.0 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entrant in this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

Alternative Transactions. In the event that we are not successful in restructuring our plastics manufacturing business, in entering into the high-end food packaging business, or in completing other strategic transactions, we also intend to consider alternatives, including without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are unsuccessful in executing on our strategic plans to ultimately achieve profitability by reorganizing our plastics manufacturing business and entering the high-end packaging business, we may also decide to wind down or cease any or all of our operations.

In addition, any wind-down or dissolution may be a lengthy and complex process, yield unexpected results and delay any potential distributions to our stockholders. Such process may also require the further expenditure of our resources, such as legal, accounting and other professional fees and expenses and other related charges, which would decrease the amount of assets available for distribution to our stockholders.

Manufacturing Facility Fire. During the fourth quarter of 2016, we recorded a $0.9 million loss on disposal of fixed assets attributable to our Chinese manufacturing facility fire. During 2017, STR China received interim payments totaling RMB12.7 million (approximately $2.0 million as of March 31, 2018) from our local China insurance carrier related to the existing fire insurance claim. During 2017, we also received $0.8 million in the U.S. under the master property insurance plan related to the same claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

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

Under the Agreements, the Purchaser will pay the Company an aggregate of $6.0 million. Billing and payment under the Agreements follows a schedule involving certain milestones relating to the qualification of the Encapsulant and installation, acceptance and operation of the Equipment. The Company received the initial payment of $1.8 million during the first quarter of 2018, with the balance to follow during the remainder of 2018 and 2019 as milestones occur. For revenue recognition purposes under ASC 606, $1.8 million was recorded as revenue during the first quarter of 2018 as initial performance obligations were satisfied, and the Company expects that the balance of the $6.0 million aggregate amount will be recognized as revenue when the remaining performance obligations are fulfilled in 2019.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 16, 2018.

Other than the adoption of ASC 606 (see Note 2), there have been no changes in our critical accounting policies during the quarter ended March 31, 2018.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net sales	$3,746	$3,713
Cost of sales	2,445	4,210
Gross profit (loss)	1,301	(497)
Selling, general and administrative expenses	1,692	1,981
Research and development expense	215	314
Recovery for bad debt expense	(61)	(165)
Operating loss	(545)	(2,627)
Interest expense, net	(1)	(4)
Other income (expense), net	1,020	(426)
Gain on disposal of fixed assets	—	3
Foreign currency transaction loss	(56)	(11)
Earnings (loss) from operations before income tax expense (benefit)	418	(3,065)
Income tax expense (benefit) from operations	99	(18)
Net earnings (loss) from operations	$319	$(3,047)

Net Sales

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$3,746	100.0%	$3,713	100%	$33	0.9%

The slight increase in net sales for the three months ended March 31, 2018 compared to the corresponding period in 2017 was driven by recognition of $1.8 million related to completed performance obligations under the equipment purchase agreement and the technology license agreement partially offset by a $1.7 million reduction in encapsulant sales. The decrease in encapsulant sales was primarily attributable to an approximate 57% decrease in sales volume that was partially offset by an approximate 25% increase in our average selling price (“ASP”).

The volume decline was primarily driven by a 30% volume decrease in Spain and a 99% volume decrease in China, partially offset by sales to customers in India through our tolling partner. The increase in ASP was primarily attributable to our elimination of our lower priced and unprofitable sales in China.

Cost of Sales

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$2,445	65.3%	$4,210	113.4%	$(1,765)	(41.9)%

The decrease in our cost of sales for the three months ended March 31, 2018 compared to the corresponding period in 2017 was primarily driven by the 57% decrease in encapsulant sales volume partially offset by an approximate 12% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 13% increase in resin costs, as well as a 2% decrease in paperless sales mix. Direct labor decreased by $0.1 million partially attributable to the sales volume decrease. Overhead costs decreased by $0.1 million primarily due to continued cost-reduction actions.

Gross Profit (Loss)

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross profit ( loss)	$1,301	34.7%	$(497)	(13.4)%	$1,798	361.8%

Gross profit (loss) as a percentage of net sales improved for the three months ended March 31, 2018 compared to the corresponding period in 2017 mainly as a result of recognition of $1.8 million related to completed performance obligations under the equipment purchase agreement and the technology license agreement.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,692	45.2%	$1,981	53.4%	$(289)	(14.6)%

SG&A decreased by $0.3 million for the three months ended March 31, 2018 compared to 2017. This decrease was primarily driven by a $0.1 million decrease each in labor and benefits, management incentive plan expense and restructuring charges.

Research and Development Expense (“R&D”)

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Research and development expense	$215	5.7%	$314	8.5%	$(99)	(31.5)%

Research and development expense decreased by $0.1 million for the three months ended March 31, 2018 compared to 2017, as we continued to economize these activities.

Recovery for Bad Debt Expense

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Recovery for bad debt expense	$(61)	(1.6)%	$(165)	(4.4)%	$104	63.0%

The recovery for bad debt expense recorded during the three months ended March 31, 2018 and March 31, 2017 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

Other Income (Expense)

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income (expense)	$1,020	27.2%	$(426)	(11.5)%	$1,446	339.4%

On March 27, 2018, following the approval of the Company’s Special Committee of Continuing Directors, STR China entered into an agreement to terminate the Huhui Supply Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Huhui agreed that STR China would retain the deposit, and each of Huhui and STR China agreed to release the other from any liability or further obligations under the Supply Agreement. As a result of the Termination Agreement, we recorded other income of $1.0 million during the first quarter.

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During 2016, we entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25.0 million (approximately $6.5 million as of March 31, 2018). As a result of the pending sale (which was subject to the approval of the JPA), a loss on assets held for sale of $0.4 million, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded during the first quarter of 2017. As noted above, this agreement terminated prior to the consummation of the sale. The Company has re-launched the sale process for its Malaysia facility.

Foreign Currency Transaction Loss

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction loss	$(56)	(1.5)%	$(11)	(0.3)%	$(45)	(409.1)%

The foreign currency transaction impact was a loss of less than $0.1 million for the three months ended March 31, 2018 and March 31, 2017. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain and China facilities.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense (benefit)	$99	2.6%	$(18)	(0.5)%	$117	650.0%

During the three months ended March 31, 2018, we recorded an income tax expense of less than $0.1 million, resulting in an effective tax rate of 23.7%. This effective tax rate for the three months ended March 31, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

During the three months ended March 31, 2018, the Company did not record any measurement period adjustments to the provisional estimates recorded at December 31, 2017 relating to the Tax Cuts and Jobs Act. Final accounting for these impacts is expected in the third quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

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

Cost-Reduction Actions

On March 7, 2017 we made the decision to wind down our China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize our encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, we do not expect any significant asset impairment charges and recorded $0.1 million of severance charges during the first quarter of 2017 and the first quarter of 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

A roll-forward of the severance and other exit cost accrual activity is as follows:

	March 31, 2018	March 31, 2017
Balance as of beginning of year	$0.1	$0.3
Additions	0.1	0.1
Reductions	(0.1)	(0.1)
Balance as of end of period	$0.1	$0.3

The restructuring accrual consists of $0.1 million and $0.3 million for severance and benefits as of March 31, 2018 and 2017, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our earnings and existing cash balance. As of March 31, 2018, our principal source of liquidity was $13.3 million of cash and $0.7 million of Chinese bank acceptance notes. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. We are also seeking to sell our Johor, Malaysia facility, as discussed herein. With respect to China, evolving currency control regulations may limit our access to the $2.7 million of cash and $0.7 million of bank acceptance notes located in China as of March 31, 2018 for use outside the country. Although we believe that our timely available cash will be sufficient to meet our liquidity needs, including capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable or fail to receive payment in a timely fashion, our financial condition and results of operations will be negatively affected.

Our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A. (“STR Spain”), has a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.8 million as of March 31, 2018), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The agreement renews annually unless terminated by either party with 90 days prior written notice. As of March 31, 2018 €1.3 million ($1.6 million as of March 31, 2018) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015 our Board approved a restructuring of our encapsulant business that included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are seeking to sell our Johor, Malaysia facility having already sold most of its production and ancillary equipment. In connection with the shut-down and potential sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. In 2016, in connection with the potential sale of the Malaysia facility (specifically, the land-use right and building), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. As previously noted, we entered into an agreement to sell our rights to the facility for RM25.0 million (approximately $6.5 million as of March 31, 2018), however that agreement terminated during 2017 prior to consummation of the transaction. We have since re-launched the sale process for our Malaysia facility.

In the fourth quarter of 2017, the Company initiated a significant investment through our wholly owned subsidiary in Spain to enter the high-end food packaging business. This ongoing investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. We have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds are available to the Company only if we invest in new plastics manufacturing equipment We have been advised by our insurer that our investment qualifies for reimbursement under the terms of our policy and, accordingly, they have paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. We expect them to reimburse our U.S. entity for an additional approximately $1.8 million during 2018 as we continue to make qualifying capital investment under the packaging project. We have also applied for loans of up to $2.4 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entrant in this market and we cannot assure that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

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

If we are not able to fund our working capital needs, we will have to slow our projected growth, which may further impede or delay our attempt to return to sustainable profitability. We expect to fund our cash requirements with our existing cash and bank acceptance notes, leveraging our European factoring facility and other potential working capital financing arrangements.

Our cash and cash equivalents balance is located in the following geographies (dollars in thousands):

March 31, 2018

United States	$8,149
Spain	1,848
Malaysia	445
China	2,687
Hong Kong	141
Consolidated	$13,270

Due to the difficulty repatriating cash to the U.S., among other factors, we may have limited access to the $2.7 million of cash and $0.7 million of bank acceptance notes located in China for use outside the country. In 2017 we applied for, and received approval for, a reduction of the registered capital associated with STR China, enabling us to move $5.0 million out of China. We have applied for a further reduction of up to $3.0 million in 2018, to be used to settle intercompany loans, ultimately flowing back to the United States. We cannot guarantee that our application for the further reduction of registered capital will be approved timely, if at all.

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

Cash Flows

Cash Flow from Operating Activities from Operations

Net cash used in operating activities from operations was $0.4 million for the three months ended March 31, 2018 compared to $0.7 million for the three months ended March 31, 2017. Net loss plus and minus non-cash adjustments (“cash loss”) improved by $2.0 million for the three months ended March 31, 2018 compared to the same period in 2017. This improvement was primarily driven by the receipt of the initial payment of $1.8 million under the equipment purchase agreement and the technology license agreement.

Cash Flow from Investing Activities from Operations

Net cash provided by investing activities was $0.2 million and net cash used in investing activities was $0.4 million for the three months ended March 31, 2018 and 2017, respectively. We expect remaining 2018 consolidated capital expenditures to be approximately $4.0 million related to the high-end food packaging equipment.

Cash Flow from Financing Activities from Operations

Net cash used in financing activities was $0.2 million and net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively, primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Off-Balance Sheet Arrangements

We have no significant off–balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first three months of 2018, we were not materially affected by inflation.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, STR Spain, in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million (approximately $4.1 million as of March 31, 2018), plus interest, in damages.

A trial was held on April 6, 2017, in Oviedo, Spain. The Company is currently awaiting a ruling from the court.

In 2016, the Company filed suit against CEEG (Nanjing) Renewable Energy Co., Ltd. (“NRE”), the parent company of our former customer CSUN in Nanjing Jiangning District People’s Court, China. In a hearing held on August 10, 2016, the court found NRE delinquent in making payment against bona fide STR invoices dating back to April of 2015 and ordered NRE to pay the Company the amount of RMB8.0 million for encapsulant sold to CSUN, RMB0.1 million for court fees, RMB0.3 million for interest and RMB0.4 million for attorney fees. Following the subsequent failure of NRE to pay according to the order of the Nanjing Jiangning District People’s Court, STR initiated enforcement proceedings in the enforcement department of Nanjing Jiangning District People’s Court and ultimately agreed to accept installment payments managed through the court, the first of which came due on February 28, 2018 and remains unpaid. The Company has since filed an application for the resumption of enforcement, for which the court has acknowledged receipt. The court has informed the Company that it will schedule another hearing to take further actions against NRE and its Chairman, Mr. Lu Tingxiu, the compel NRE to pay the Company according to the court order currently in force.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

STR HOLDINGS, INC.
(Registrant)

Date: May 11, 2018	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President & Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

