Form 10-Q
period 2018-06-30
STR HOLDINGS, INC.
filed 2018-08-10
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

At July 31, 2018, there were 20,101,221 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,710	$13,499
Bank acceptance notes	—	904
Accounts receivable, trade, less allowances for doubtful accounts of $1,734 and $1,725 in 2018 and 2017, respectively	1,588	1,199
Inventories, net	1,357	1,110
Prepaid expenses	859	748
Other current assets	738	767
Total current assets	16,252	18,227
Property, plant and equipment, net	7,767	8,728
Assets held for sale (Note 7)	6,155	6,155
Other long-term assets	78	76
Total assets	$30,252	$33,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,451	$971
Accrued liabilities (Note 8)	1,349	2,307
Income taxes payable	898	896
Due to factor	397	454
Total current liabilities	4,095	4,628
Deferred tax liabilities	969	698
Total liabilities	5,064	5,326
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 20,039,461 and 20,038,221 issued and outstanding, respectively, in 2018 and 19,919,529 and 19,918,289 issued and outstanding, respectively, in 2017	200	195
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	232,315	232,149
Accumulated deficit	(201,827)	(199,072)
Accumulated other comprehensive loss, net	(5,443)	(5,355)
Total stockholders’ equity	25,188	27,860
Total liabilities and stockholders’ equity	$30,252	$33,186

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,515	$3,057	$6,261	$6,770
Cost of sales	3,490	3,695	5,935	7,905
Gross (loss) profit	(975)	(638)	326	(1,135)
Selling, general and administrative expenses	1,380	1,299	3,072	3,280
Research and development expense	190	236	405	550
Provision (recovery) for bad debt expense	67	(215)	6	(380)
Operating loss	(2,612)	(1,958)	(3,157)	(4,585)
Interest income (expense), net	16	(3)	15	(7)
Other income, net	183	1,632	1,203	1,206
Loss on disposal of fixed assets	(383)	(16)	(383)	(13)
Foreign currency transaction loss	(106)	(64)	(162)	(75)
Loss before income tax expense (benefit)	(2,902)	(409)	(2,484)	(3,474)
Income tax expense (benefit)	172	(125)	271	(143)
Net loss	$(3,074)	$(284)	$(2,755)	$(3,331)
Other comprehensive (loss) income:
Foreign currency translation (net of tax effect of $(81), $205, $(36) and $257, respectively)	(542)	501	(88)	631
Other comprehensive (loss) income	(542)	501	(88)	631
Comprehensive (loss) income	$(3,616)	$217	$(2,843)	$(2,700)
Net loss per share (Note 3):
Basic	$(0.16)	$(0.02)	$(0.14)	$(0.18)

Diluted	$(0.16)	$(0.02)	$(0.14)	$(0.18)
Weighted–average shares outstanding (Note 3):
Basic	19,669,353	18,913,427	19,607,204	18,839,391
Diluted	19,669,353	18,913,427	19,607,204	18,839,391

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(2,755)	$(3,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	383	753
Stock–based compensation expense	161	252
Gain (loss) on disposal of property, plant and equipment	383	13
Provision (recovery) for bad debt expense	6	(380)
Impairment of assets held for sale	—	267
Proceeds from insurance claim	—	1,475
Provision (recovery) for deferred taxes	271	(302)
Customer forfeiture of deposit	(940)	—
Changes in operating assets and liabilities:
Accounts receivable	(637)	1,010
Inventories, net	(269)	(170)
Other current assets	860	1,624
Accounts payable	244	(274)
Accrued liabilities	67	233
Income taxes payable	4	2
Other, net	150	(23)
Total net cash (used in) provided by operating activities	(2,072)	1,149

INVESTING ACTIVITIES
Capital investments	(36)	(410)
Proceeds from sale of fixed assets	238	—
Total net cash provided by (used in) investing activities	202	(410)

FINANCING ACTIVITIES
Factoring arrangement	(46)	111
Total net cash (used in) provided by financing activities	(46)	111

Effect of exchange rate changes on cash	127	175

Net change in cash and cash equivalents	(1,789)	1,025
Cash and cash equivalents, beginning of period	13,499	12,379
Cash and cash equivalents, end of period	$11,710	$13,404

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

In the specific case of the Equipment Purchase Agreement and a Technology License Agreement (the “Agreements”) signed on January 16, 2018 for an aggregate transaction price of $6,000, the Company will purchase from a third party specialized equipment (the “Equipment”) for the production of one of the Company’s proprietary encapsulants (the “Encapsulant”), resell the Equipment to the customer, install the Equipment at a facility of the customer and train the

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS AND ADOPTION (Continued)

customer’s personnel in the Equipment’s use. Under the license agreement, the Company has granted the customer the right to use the formula for the Encapsulant and certain of the Company’s production techniques to make or have made the Encapsulant for use in photovoltaic (PV) modules manufactured by the customer. For revenue recognition purposes, the Company defines the following three distinct major performance obligations of the Agreements and the corresponding transaction price allocated to those performance obligations:

  Obligation 1 - $1,750 - Price Report, Formula and Sample
  Obligation 2 - $2,000 - Equipment, including delivery & installation (incl. training)
  Obligation 3 - $2,250 - License (perpetual)

Obligation 1 is considered to be separate and distinct from the other two obligations, in that the information provided under this obligation represents significant standalone value to the customer and the Company’s obligation to provide this information is separately identifiable from the other obligations in the agreements. Obligation 2 and Obligation 3 were also clearly identifiable, as defined by the Equipment Purchase Agreement (including delivery and installation by an agreed-upon date) and the license (“License”) granted pursuant to the Technology License Agreement (with an effective start date upon the receipt of an acceptance test payment).

The Company is applying a “cost-plus” approach to Obligation 1 and Obligation 2. As the Company had never before sold any type of license, had no established specific license pricing and had no knowledge of pricing for similar licenses, the Company is using the residual approach for Obligation 3. The License is perpetual, distinct and not combined with other goods and services, and is a right to use, rather than to access, functional intellectual property.

The Company also assessed whether it was acting in a principal or agent role in each performance obligation of the Agreements. In all obligations, the Company determined it was acting in the role of principal and therefore revenue is recognized on a gross basis.

As a result, the Company recognized $1,750 in the quarter ended March 31, 2018 upon the satisfaction of Obligation 1, its delivery of a price report, formula and sample. The total transaction price of the Agreements is expected to be recognized as revenue as follows:

	2018	2019(a)	Total
Revenue expected to be recognized during the year ended December 31	$1,750	$4,250	$6,000

(a)	$2,000 upon installation of the Equipment and $2,250 upon acceptance and commencement of the License.

There are no new accounting pronouncements that the Company believes may have a material impact on its consolidated financial statements.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted net loss per share
Numerator:
Net loss	$(3,074)	$(284)	$(2,755)	$(3,331)
Denominator:
Weighted–average shares outstanding	19,669,353	18,913,427	19,607,204	18,839,391
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	19,669,353	18,913,427	19,607,204	18,839,391

Net loss per share:
Basic	$(0.16)	$(0.02)	$(0.14)	$(0.18)
Diluted	$(0.16)	$(0.02)	$(0.14)	$(0.18)

Due to the net loss for the three and six months ended June 30, 2018 and 2017, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and six months ended June 30, 2018. Similarly, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and six months ended June 30, 2017.

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

Bank acceptance notes consist of the following:

	June 30, 2018	December 31, 2017
Balance as of beginning of period	$904	$3,360
Received from customers	—	1,985
Converted to cash	(888)	(3,508)
Paid to suppliers	—	(1,162)
Foreign exchange impact	(16)	229
Balance as of end of period	$—	$904

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—INVENTORIES

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Finished goods	$365	$340
Raw materials	996	829
Reserve	(4)	(59)
Inventories, net	$1,357	$1,110

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

At June 30, 2018 and December 31, 2017, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of June 30, 2018. Therefore no impairment was recorded in 2018. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

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

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 as assets held for sale. An impairment loss of $267, related to the foreign currency fluctuation of the Ringgit, was recorded in the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income in other expense, net during the first half of 2017.

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
Salaries and wages	$323	$239
Accrued bonus	210	258
Professional fees	285	319
Restructuring severance and benefits (see Note 10)	102	87
Environmental (see Note 9)	57	57
Accrued franchise tax	79	90
Client deposits	179	1,157
Other	114	100
Total accrued liabilities	$1,349	$2,307

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

The Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $0 as of each June 30, 2018 and December 31, 2017.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $57 as of June 30, 2018 and December 31, 2017.

Solaria

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A.U. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España S.A.U. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3,300, plus interest, in damages.

A trial was held on April 6, 2017 in Oviedo, Spain, and the Company is currently awaiting a ruling from the court. The Company believes that it has product liability insurance coverage for claims of this nature, excluding the original product cost but including defense costs. The Company believes it has meritorious defenses and does not believe a loss is probable or can be reasonably estimated. As such, no accrual relating to this complaint was recorded as of June 30, 2018 and December 31, 2017.

NOTE 10—COST-REDUCTION ACTIONS

In March 2017 the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize its encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $93 of severance charges and benefits in cost of sales and $48 of severance charges and benefits in selling, general and administrative expenses during the first six months of 2017 and $67 of severance charges during the first six months of 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

In June 2018, the Company eliminated certain positions at its Spain facility, effective June 18, 2018. The Company recorded $588 of severance and benefits in cost of sales and $67 of severance and benefits in selling, general and administrative expenses during the second quarter of 2018.

The restructuring accrual consists of $102 for severance and benefits as of June 30, 2018. A rollforward of the severance and other exit cost accrual activity is as follows:

	June 30, 2018	June 30, 2017
Balance as of beginning of year	$87	$269
Additions	722	143
Reductions	(707)	(177)
Reversals	—	(120)
Balance as of end of period	$102	$115

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

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

The following table provides the fair value measurements of applicable financial assets and liabilities as of June 30, 2018:

	Financial assets and liabilities at fair value as of June 30, 2018
	Level 1	Level 2	Level 3

Money market funds (1)	$7,605	$—	$—
Bank acceptance notes (2)	—	—	—
Non-recurring fair value measurements (3)	—	—	6,155
Total	$7,605	$—	$6,155

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2017:

	Financial assets and liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3

Money market funds (1)	$6,688	$—	$—
Bank acceptance notes (2)	904	—	—
Non-recurring fair value measurements (3)	—	—	6,155
Total	$7,592	$—	$6,155

________________________

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.
(2)	Refer to Note 4 for further information
(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7 for further information.

NOTE 12—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, STR Spain, entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing and Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 (approximately $1,752 as of June 30, 2018), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of June 30, 2018 and December 31, 2017 the Company has recorded $397 and $454, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

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

During the three and six months ended June 30, 2018, the Company did not record any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the third quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

The TCJA subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of June 30, 2018, the Company does not anticipate a GILTI inclusion for the taxable year. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the TCJA and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

During the three and six months ended June 30, 2018, the Company recorded an income tax expense of $172 and $271 resulting in an effective tax rate of (5.9%) and (10.9%), respectively. This effective tax rate for the three months ended June 30, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

There was no provision or benefit for federal, foreign or state income taxes for the three and six months ended June 30, 2017 other than income tax benefit of $125 and $143, respectively, resulting from an intra-period tax allocation between operations and other comprehensive income.

NOTE 14—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2018 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	19,532,573	$195	1,240	$(57)	$232,149	$(5,355)	$(199,072)	$27,860
Stock-based compensation	505,648	5	—	—	166	—	—	171
Net loss	—	—	—	—	—	—	(2,755)	(2.755)
Foreign currency translation, net of tax	—	—	—	—	—	(88)	—	(88)
Balance at June 30, 2018	20,038,221	$200	1,240	$(57)	$232,315	$(5,443)	$(201,827)	$25,188

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2018, there were 20,039,461 shares issued and 20,038,221 shares outstanding of common stock. Each share of common stock is entitled to one vote per share.

NOTE 15—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock were reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options (collectively, “options”), stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards (collectively, the “awards”). The Board of Directors or the committee will, with regard to each award,

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from the date of grant. There were 431,131 shares available for grant under the 2009 Plan as of June 30, 2018.

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2018:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2017	1,121,332	$1.52	—	$0.99	$(1,402)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	—	$—	—	$—	$—
Balance at June 30, 2018	1,121,332	$1.52	6.61	$0.99	$(1,402)
Vested and exercisable as of June 30, 2018	1,121,332	$1.52	6.61	$0.99	$(1,402)
Vested and exercisable as of June 30, 2018 and expected to vest thereafter	1,121,332	$1.52	6.61	$0.99	$(1,402)

 _________________

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.27 of the Company’s common stock on June 30, 2018.

As of June 30, 2018, there was $0 of unrecognized compensation cost related to outstanding stock option awards. The Company did not receive any proceeds related to the exercise of stock options for the six months ended June 30, 2018.

The following table summarizes the restricted common stock activity of the Company for the six months ended June 30, 2018:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2017	385,716	$—
Granted	119,932	$—
Vested	(505,648)	$0.28
Unvested at June 30, 2018	—	$—
Expected to vest after June 30, 2018	—	$—

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative expense	$88	$132	$161	$252
Total stock-based compensation expense	$88	$132	$161	$252

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

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales
Spain	$1,906	$2,042	$3,382	$3,754
China	—	983	30	2,974
India	478	—	904	—
United States	131	32	1,945	42
Total Net Sales	$2,515	$3,057	$6,261	$6,770

Long-Lived Assets by Geographic Area

	June 30, 2018	December 31, 2017
Long-Lived Assets
United States	$1,237	$1,311
Spain	6,454	7,141
China	76	276
Total Long-Lived Assets	$7,767	$8,728

Foreign sales are based on the country in which the sales originated. Net sales to four of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2018 were $1,401. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2018 were $1,444. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three and six months ended June 30, 2018 were $683 and $1,330, respectively. Accounts receivable from two customers amounted to $1,072 and $70 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 17—RELATED PARTY TRANSACTION

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provided that Huhui’s obligations were contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2017, Huhui had not commenced the sample production run. The Huhui Supply Agreement automatically renewed for additional one year terms if either party failed to notify the other party at least 90 days prior to the

STR Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—RELATED PARTY TRANSACTION (Continued)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended by Form 10-K/A filed with the SEC on April 28, 2018.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, including dissolution and liquidation of our Company, winding up our operations in China, restructuring our business to align with our customers’ geography; (3) our reliance on a single product line and any contemplated pursuits of new market sectors; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) excess capacity in the solar supply chain; (10) demand for solar energy in general and solar modules in particular; (11) our operations and assets in China and India being subject to significant political and economic uncertainties; (12) limited legal recourse under the laws of China and India if disputes arise; (13) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products; (14) our lack of credit facility and our inability to obtain credit; (15) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy; (16) volatility in commodity costs; (17) our customers’ financial profile causing additional credit risk on our accounts receivable; (18) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (19) potential product performance matters and product liability; (20) our substantial international operations and shift of business focus to India; (21) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (22) losses of financial incentives from government bodies in certain foreign jurisdictions; (23) the ability to successfully complete our investment in Spain on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue, earnings or payback from this new investment; (24) that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan we have applied for from the regional government on favorable terms if at all and (25) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Recent Developments

Wind-down of China Manufacturing Operations. Our business unit in China (“STR China”) incurred a loss of approximately $5.8 million during 2016, including a bad debt expense of $1.5 million. In October 2016, a fire destroyed one of our two China-based production lines and caused substantial damage to our building and some of our ancillary equipment. In light of continued poor financial results of STR China, as well as the effects of the fire, we conducted an orderly wind down of our China manufacturing operations to reduce operating losses related to this business unit. By the close of 2017, we effectively completed the wind down process, with only a small administrative team remaining in an office under a short-term lease.

India Tolling Plan. A review of our production in China revealed that our sales volume was shifting to customers in India. Moreover, our customers in India generally were more reliable in terms of payment and pricing than our customers in China. In conjunction with our wind down of manufacturing operations in China, we have entered into an agreement with a tolling partner in India. We sold our undamaged production line from STR China to this tolling partner and it is now in commercial operation making STR-formulated encapsulant products. By using a tolling partner, our goal is to continue to serve and grow our customer base in India without having to make a significant direct capital investment. We have not worked with our tolling partner in India prior to 2017 and we cannot ensure that the tolling partner will provide us with the support we anticipate or that we can otherwise successfully manage our collaboration with our tolling partner. If problems develop in our relationship with our India tolling partner, or if such party fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations. We cannot assure that the India tolling plan will continue to be successful or that it is sustainable in the long term. We recently sold an additional production line to our tolling partner to enable the tolling partner to further increase its manufacturing capacity in India.

We continue to reorganize our encapsulant business to better align with customer geography, to reduce the cash burn related to unprofitable locations, to convert assets to cash for potential redeployment into more profitable endeavors and possible business opportunities in potentially more profitable parts of the solar supply-chain, and to evaluate other strategic alternatives.

High-End Food Packaging. In the fourth quarter of 2017, we initiated a significant investment through our wholly-owned subsidiary in Spain to enter the high-end food packaging business. This investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. As anticipated, we have received and applied certain conditional insurance proceeds to this project (see “Manufacturing Facility Fire” below), helping to offset our net capital investment. These insurance proceeds are available to the Company only if we invest in new plastics manufacturing equipment. We have been advised by our insurer that our investment qualifies for reimbursement under the terms of our policy and, accordingly, they paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. We expect them to reimburse our U.S entity for approximately an additional $1.8 million during 2018 as we continue to make qualifying capital investment under the packaging project. We have also applied for loans of up to €2.0 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entrant in this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

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

Manufacturing Facility Fire. During the fourth quarter of 2016, we recorded a $0.9 million loss on disposal of fixed assets attributable to our Manufacturing Facility Fire. During 2017, STR China received interim payments totaling RMB12.7 million (approximately $1.9 million as of June 30, 2018) from our local China insurance carrier related to the existing fire insurance claim. During 2017, we also received $0.8 million in the U.S. under the master property insurance plan related to the same claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

Equipment Purchase Agreement and Technology License Agreement. On January 16, 2018, we entered into an equipment purchase agreement and a technology license agreement (together, the “Agreements”) with a manufacturer of solar photovoltaic (PV) modules (the “Purchaser”).

Under the equipment purchase agreement, the Company will purchase from a third party specialized equipment (the “Equipment”) for the production of one of the Company’s proprietary encapsulants (the “Encapsulant”), resell the Equipment to the Purchaser, install the Equipment at a facility of the Purchaser and train Purchaser personnel in the Equipment’s use. Under the technology license agreement, the Company has granted the Purchaser the right to use the formula for the Encapsulant and certain of the Company’s production techniques to make or have made the Encapsulant for use in PV modules manufactured by the Purchaser. The license granted to the Purchaser pursuant to the technology license agreement is exclusive with respect to specified types of PV modules manufactured by the Purchaser, and nonexclusive as to all other types of PV modules. The Purchaser may also sublicense its rights under the technology license agreement to licensees of its PV module manufacturing processes.

Under the Agreements, the Purchaser will pay the Company an aggregate of $6.0 million. Billing and payment under the Agreements follows a schedule involving certain milestones relating to the qualification of the Encapsulant and installation, acceptance and operation of the Equipment. The Company received the initial payment of $1.8 million during the first quarter of 2018, with the balance to follow during the remainder of 2018 and 2019 as milestones occur. For revenue recognition purposes under ASC 606, $1.8 million was recorded as revenue during the first quarter of 2018 as initial performance obligations were satisfied, and the Company expects that the balance of the $6.0 million aggregate amount will be recognized as revenue when the remaining performance obligations are fulfilled. See Note 2 to the Consolidated Financial Statements.

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

As we have substantially discontinued operations in China, Zhenfa is not currently providing us with any material services under this agreement. Any activities with Zhenfa under the Sales Service Agreement are subject to the oversight of our Special Committee of Continuing Directors.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 16, 2018, as amended by Form 10-K/A filed with the SEC on April 28, 2018.

There have been no changes in our critical accounting policies during the quarter ended June 30, 2018.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,515	$3,057	$6,261	$6,770
Cost of sales	3,490	3,695	5,935	7,905
Gross (loss) profit	(975)	(638)	326	(1,135)
Selling, general and administrative expenses	1,380	1,299	3,072	3,280
Research and development expense	190	236	405	550
Provision (recovery) for bad debt expense	67	(215)	6	(380)
Operating loss	(2,612)	(1,958)	(3,157)	(4,585)
Interest income (expense), net	16	(3)	15	(7)
Other income, net (Note 8)	183	1,632	1,203	1,206
Loss on disposal of fixed assets	(383)	(16)	(383)	(13)
Foreign currency transaction loss	(106)	(64)	(162)	(75)
Loss before income tax expense (benefit)	(2,902)	(409)	(2,484)	(3,474)
Income tax expense (benefit)	172	(125)	271	(143)
Net loss	$(3,074)	$(284)	$(2,755)	$(3,331)

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$2,515	100.0%	$3,057	100.0%	$(542)	(17.7)%	$6,261	100.0%	$6,770	100.0%	$(509)	(7.5)%

The decrease in net sales for the three months ended June 30, 2018 compared to the corresponding period in 2017 was driven by an approximate 30% decrease in sales volume partially offset by a 16% increase in our average selling price (“ASP”).

The volume decline was primarily driven by a 21% decrease in Spain and a 100% decrease in China, partially offset by sales to customers in India through our tolling partner.

The decrease in net sales for the six months ended June 30, 2018 compared to the corresponding period in 2017 was driven by a $2.3 million reduction in encapsulant sales partially offset by recognition of $1.8 million related to completed performance obligations under the equipment purchase agreement and the technology license agreement. The decrease in encapsulant sales was primarily attributable to an approximate 45% decrease in sales volume that was partially offset by an approximate 21% increase in our ASP, relating to our discontinuance of our lower priced sales in China.

The volume decline was primarily driven by a 25% volume decrease in Spain and a 99% volume decrease in China, partially offset by sales to customers in India through our tolling partner. The increase in ASP was primarily attributable to our elimination of our lower priced and unprofitable sales in China.

On a sequential basis, net sales decreased by $1.2 million, or 32.9%, compared to the three months ended March 31, 2018. This decrease was primarily driven by recognition of $1.8 million related to completed performance obligations under the equipment purchase agreement and the technology license agreement during the first quarter, partially offset by a 24% increase in encapsulant sales volume and a 1% increase in ASP.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$3,490	138.8%	$3,695	120.9%	$(205)	(5.5)%	$5,935	94.8%	$7,905	116.8%	$(1,970)	(24.9)%

The decrease in our cost of sales for the three months ended June 30, 2018 compared to the corresponding period in 2017 was primarily driven by the 30% decrease in encapsulant sales volume partially offset by an approximate 15% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 6% increase in resin costs, as well as a 4% decrease in paperless sales mix. Direct labor increased by $0.3 million mainly due to $0.3 million of restructuring charges partially offset by the sales volume decrease. Overhead costs decreased by less than $0.1 million primarily due to continued cost-reduction actions.

The decrease in our cost of sales for the six months ended June 30, 2018 compared to the corresponding period in 2017 was primarily driven by the 45% decrease in encapsulant sales volume partially offset by an approximate 14% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 10% increase in resin costs, as well as a 5% decrease in paperless sales mix. Direct labor increased by $0.2 million mainly due to $0.3 million of restructuring charges partially offset by the sales volume decrease. Overhead costs decreased by $0.3 million primarily due to continued cost-reduction actions.

Gross (Loss) Profit

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross (loss) profit	$(975)	(38.8)%	$(638)	(20.9)%	$(337)	(52.8)%	$326	5.2%	$(1,135)	(16.8)%	$1,461	128.7%

Gross loss, as a percentage of net sales, declined for the three months ended June 30, 2018 compared to the corresponding period in 2017 mainly as a result of $0.6 million of restructuring charges related to eliminating certain positions at our Spain location, as well as a decrease in sales volume combined with an increase in raw material prices.

Gross profit (loss) as a percentage of net sales improved for the six months ended June 30, 2018 compared to the corresponding period in 2017 mainly as a result of recognition of $1.8 million related to completed performance obligations under the equipment purchase agreement and the technology license agreement. This was partially offset by $0.6 million of restructuring charges related to eliminating certain positions at our Spain facility, as well as a decrease in sales volume combined with an increase in raw material prices.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,380	54.9%	$1,299	42.5%	$81	6.2%	$3,072	49.1%	$3,280	48.4%	$(208)	(6.3)%

SG&A increased by $0.1 million for the three months ended June 30, 2018 compared to 2017. This increase was primarily driven by a $0.3 million increase in restructuring expense partially offset by a $0.1 million decrease in professional fees.

SG&A decreased by $0.2 million for the six months ended June 30, 2018 compared to 2017. This decrease was primarily driven by $0.2 million in lower labor and benefits and a $0.1 million reduction in non-cash stock compensation expense partially offset by $0.2 million in increased restructuring expense.

Research and Development Expense (“R&D”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$190	7.6%	$236	7.7%	$(46)	(19.5)%	$405	6.5%	$550	8.1%	$(145)	(26.4)%

Research and development expense decreased by less than $0.1 million and $0.1 million for the three and six months ended June 30, 2018, respectively, compared to 2017, as we continued to economize these activities.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$67	2.7%	$(215)	(7.0)%	$282	131.2%	$6	0.1%	$(380)	(5.6)%	$386	101.6%

The provision for bad debt expense recorded during the three and six months ended June 30, 2018 and June 30, 2017 primarily related the aging of accounts receivable under our policy, primarily in the U.S. The provision was partially offset by receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

Other Income (Expense), net

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income (expense), net	$183	7.3%	$1,632	53.4%	$(1,449)	(88.8)%	$1,203	19.2%	$1,206	17.8%	$(3)	(0.2)%

On March 27, 2018, following the approval of the Company’s Special Committee of Continuing Directors, STR China entered into an agreement to terminate the Huhui Supply Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Huhui agreed that STR China would retain the deposit, and each of Huhui and STR China agreed to release the other from any liability or further obligations under the Supply Agreement. As a result of the Termination Agreement, we recorded other income of $1.0 million during the first quarter of 2018.

During the three months ended June 30, 2017, our China subsidiary received interim payments of $1.5 million from our local China insurance carrier related to the existing fire insurance claim. These payments do not represent a final settlement, and we continue to work with our agents and the carrier to finalize the claim.

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During 2016, we entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25.0 million (approximately $6.2 million as of June 30, 2018). As a result of the pending sale (which was subject to the approval of the JPA), a gain on assets held for sale of $0.2 million and a loss on assets held for sale of $0.3 million, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded during the three and six months ended June 30, 2017, respectively. As noted above, this agreement terminated prior to the consummation of the sale. The Company has re-launched the sale process for its Malaysia facility.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(106)	(4.2)%	$(64)	(2.1)%	$(42)	(65.6)%	$(162)	(2.6)%	$(75)	(1.1)%	$(87)	(116.0)%

The foreign currency transaction impact was a loss of $0.1 million for each of the three months ended June 30, 2018 and June 30, 2017 period. Both amounts are primarily the result of volatility in the Euro spot exchange rate versus the U.S. Dollar.

The foreign currency transaction loss for the six months ended June 30, 2018 was $0.2 million compared to a loss of $0.1 million for the six months ended June 30, 2017.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain and China facilities.

Income Tax Expense (Benefit)

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax expense (benefit)	$172	6.8%	$(125)	(4.1)%	$297	237.6%	$271	4.3%	$(143)	(2.1)%	$414	289.5%

During the three and six months ended June 30, 2018, we recorded an income tax expense of $0.2 million and $0.3 million, resulting in an effective tax rate of (5.9%) and (10.9%), respectively. This effective tax rate for the three months ended June 30, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

During the three months ended June 30, 2018, the Company did not record any measurement period adjustments to the provisional estimates recorded at December 31, 2017 relating to the Tax Cuts and Jobs Act. Final accounting for these impacts is expected in the third quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

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

Cost-Reduction Actions

On March 7, 2017 we made the decision to wind down our China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize our encapsulant business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, we do not expect any significant asset impairment charges and recorded $0.1 million of severance charges during the first six months of 2017 and the first six months of 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

In June 2018, we eliminated certain positions at our Spain facility effective June 18, 2018. We recorded $0.6 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during the second quarter of 2018.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	June 30, 2018	June 30, 2017
Balance as of beginning of year	$0.1	$0.3
Additions	0.7	0.1
Reductions	(0.7)	(0.2)
Reversals	—	(0.1)
Balance as of end of period	$0.1	$0.1

The restructuring accrual consisted of $0.1 million and $0.1 million for severance and benefits as of June 30, 2018 and 2017, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our earnings and existing cash balance. As of June 30, 2018, our principal source of liquidity was $11.7 million of cash. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. We are also seeking to sell our Johor, Malaysia facility, as discussed herein. With respect to China, evolving currency control regulations may limit our access to the $0.4 million of cash located in China as of June 30, 2018 for use outside the country. Although we believe that our timely available cash will be sufficient to meet our liquidity needs, including capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable or fail to receive payment in a timely fashion, our financial condition and results of operations will be negatively affected.

Our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A.U. (“STR Spain”), has a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.8 million as of June 30, 2018), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The agreement renews annually unless terminated by either party with 90 days prior written notice. As of June 30, 2018, €1.2 million ($1.4 million as of June 30, 2018) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our encapsulant business to profitability, on July 24, 2015, our Board approved a restructuring of our encapsulant business that included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are seeking to sell our Johor, Malaysia facility having already sold most of its production and ancillary equipment. In connection with the shut-down and potential sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. In 2016, in connection with the potential sale of the Malaysia facility (specifically, the land-use right and building), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. As previously noted, we entered into an agreement to sell our rights to the facility for RM25.0 million (approximately $6.2 million as of June 30, 2018), however that agreement terminated during 2017 prior to consummation of the transaction. We have since re-launched the sale process for our Malaysia facility.

In the fourth quarter of 2017, the Company initiated a significant investment through STR Spain to enter the high-end food packaging business. This ongoing investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. We have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds are available to the Company only if we invest in new plastics manufacturing equipment We have been advised by our insurer that our investment qualifies for reimbursement under the terms of our policy and, accordingly, they have paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. We expect them to reimburse our U.S. entity for an additional approximately $1.8 million during 2018 as we continue to make qualifying capital investment under the packaging project. We have also applied for loans of up to $2.4 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entrant in this market and we cannot assure that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to timely collect the full amount of the insurance proceeds that we anticipate to support this project, or that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

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

If we are not able to fund our working capital needs, we will have to slow our projected growth, which may further impede or delay our attempt to return to sustainable profitability. We expect to fund our cash requirements with our existing cash, leveraging our European factoring facility and other potential working capital financing arrangements.

Our cash and cash equivalents balance is located in the following geographies (dollars in thousands):

June 30, 2018
United States	$10,002
Spain	1,039
Malaysia	206
China	359
Hong Kong	103
India	1
Consolidated	$11,710

As noted above, due to, among other things, the difficulty repatriating cash to the U.S., we may have limited access to the $0.4 million of cash located in China for use outside the country.

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

Cash Flows

Cash Flow from Operating Activities

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2018 compared to net cash provided by operating activities of $1.1 million for the six months ended June 30, 2017. Net loss plus and minus non-cash adjustments declined by approximately $1.2 million for the six months ended June 30, 2018 compared to the same period in 2017. This decline was driven primarily by the receipt of the $1.5 million partial payment related to the insurance claim from the Manufacturing Facility Fire during 2017.

Cash Flow from Investing Activities

Net cash provided by investing activities was $0.2 million and net cash used in investing activities was $0.4 million for the six months ended June 30, 2018, respectively. We expect remaining 2018 consolidated capital expenditures to be approximately $4.0 million related to the high-end food packaging equipment.

Cash Flow from Financing Activities

Net cash used in financing activities was less than $0.1 million and net cash provided by financing activities was $0.1 million for the six months ended June 30, 2018 and 2017, respectively, primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first six months of 2018, we were not materially affected by inflation.

Recently Issued Accounting Standards

There are no new accounting pronouncements that we believe may have an impact on our consolidated financial statements.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, STR Spain, in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million (approximately $3.9 million as of June 30, 2018), plus interest, in damages. A trial was held on April 6, 2017, in Oviedo, Asturias, Spain. The Company is currently awaiting a ruling from the court.

In 2016, the Company filed suit against CEEG (Nanjing) Renewable Energy Co., Ltd. (“NRE”), the parent company of our former customer CSUN in Nanjing Jiangning District People’s Court, China. In a hearing held on August 10, 2016, the court found NRE delinquent in making payment against bona fide invoices dating back to April of 2015 and ordered NRE to pay the Company the amount of RMB8.0 million for encapsulant sold to CSUN, RMB0.1 million for court fees, RMB0.3 million for interest and RMB0.4 million for attorney fees. Following the subsequent failure of NRE to pay according to the order of the Nanjing Jiangning District People’s Court, the Company initiated enforcement proceedings in the enforcement department of Nanjing Jiangning District People’s Court and ultimately agreed to accept installment payments managed through the court, the first of which came due on February 28, 2018 and remains unpaid. The Company has since filed an application for the resumption of enforcement, for which the court has acknowledged receipt. The court has informed the Company that it will schedule another hearing to take further actions against NRE and its Chairman, Mr. Lu Tingxiu, to compel NRE to pay the Company according to the court order currently in force.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended by Form 10-K/A filed with the SEC on April 28, 2018, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended by Form 10-K/A filed with the SEC on April 28, 2018.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1*†	Amended and Restated 2009 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)

Date: August 10, 2018	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

