Form 10-Q
period 2018-09-30
STR HOLDINGS, INC.
filed 2018-11-14
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

At October 31, 2018, there were 20,152,029 shares of Common Stock, par value $0.01 per share, outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,556	$13,499
Bank acceptance notes	—	904
Accounts receivable, trade, less allowances for doubtful accounts of $2,064 and $1,725 in 2018 and 2017, respectively	1,852	1,199
Inventories, net	1,102	1,110
Prepaid expenses	659	748
Other current assets	654	767
Total current assets	14,823	18,227
Property, plant and equipment, net	7,904	8,728
Assets held for sale (Note 7)	5,270	6,155
Other long-term assets	75	76
Total assets	$28,072	$33,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$924	$971
Accrued liabilities (Note 8)	1,533	2,307
Income taxes payable	898	896
Due to factor	219	454
Total current liabilities	3,574	4,628
Deferred tax liabilities	748	698
Total liabilities	4,322	5,326
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 20,102,461 and 20,101,221 issued and outstanding, respectively, in 2018 and 19,919,529 and 19,918,289 issued and outstanding, respectively, in 2017	201	195
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	232,330	232,149
Accumulated deficit	(203,130)	(199,072)
Accumulated other comprehensive loss, net	(5,594)	(5,355)
Total stockholders’ equity	23,750	27,860
Total liabilities and stockholders’ equity	$28,072	$33,186

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$2,547	$3,533	$8,808	$10,303
Cost of sales	3,006	3,392	8,941	11,297
Gross (loss) profit	(459)	141	(133)	(994)
Selling, general and administrative expenses	1,342	1,554	4,414	4,834
Research and development expense	200	225	605	775
Provision (recovery) for bad debt expense	380	(483)	386	(863)
Operating loss	(2,381)	(1,155)	(5,538)	(5,740)
Interest income (expense), net	6	1	21	(6)
Other income, net	880	321	2,083	1,527
Loss on disposal of fixed assets	(38)	(369)	(421)	(382)
Foreign currency transaction gain (loss)	9	123	(153)	48
Loss before income tax (benefit) expense	(1,524)	(1,079)	(4,008)	(4,553)
Income tax (benefit) expense	(221)	(173)	50	(316)
Net loss	$(1,303)	$(906)	$(4,058)	$(4,237)
Other comprehensive (loss) income:
Foreign currency translation (net of tax effect of $(12), $100, $(48) and $357, respectively)	$(151)	$294	$(239)	$925
Other comprehensive (loss) income	(151)	294	(239)	925
Comprehensive loss	$(1,454)	$(612)	$(4,297)	$(3,312)
Net loss per share (Note 3):
Basic	$(0.07)	$(0.05)	$(0.21)	$(0.23)

Diluted	$(0.07)	$(0.05)	$(0.21)	$(0.23)
Weighted–average shares outstanding (Note 3):
Basic	20,076,021	18,978,987	19,684,004	18,870,923
Diluted	20,076,021	18,978,987	19,684,004	18,870,923

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(4,058)	$(4,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	552	516
Stock–based compensation expense	177	388
Loss on disposal of property, plant and equipment	421	382
Provision (recovery) provision for bad debt expense	386	(863)
Impairment of assets held for sale	885	170
Provision (recovery) for deferred taxes	50	(335)
Customer forfeiture of deposit	(907)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,283)	1,981
Inventories, net	(17)	123
Other current assets	850	2,740
Accounts payable	(284)	(660)
Accrued liabilities	257	535
Income taxes payable	5	3
Other, net	353	123
Total net cash (used in) provided by operating activities	(2,613)	866

INVESTING ACTIVITIES
Capital investments	(453)	(406)
Proceeds from sale of fixed assets	230	268
Total net cash used in investing activities	(223)	(138)

FINANCING ACTIVITIES
Factoring arrangement	(226)	71
Total net cash (used in) provided by financing activities	(226)	71
Effect of exchange rate changes on cash	119	142

Net change in cash and cash equivalents	(2,943)	941
Cash and cash equivalents, beginning of period	13,499	12,379
Cash and cash equivalents, end of period	$10,556	$13,320

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS AND ADOPTION (Continued)

In the specific case of the Equipment Purchase Agreement and a Technology License Agreement (the “Agreements”) signed on January 16, 2018 for an aggregate transaction price of $6,000, the Company will purchase from a third party specialized equipment (the “Equipment”) for the production of one of the Company’s proprietary encapsulants (the “Encapsulant”), resell the Equipment to the customer, install the Equipment at a facility of the customer and train the customer’s personnel in the Equipment’s use. Under the license agreement, the Company has granted the customer the right to use the formula for the Encapsulant and certain of the Company’s production techniques to make or have made the Encapsulant for use in photovoltaic (PV) modules manufactured by the customer. For revenue recognition purposes, the Company defines the following three distinct major performance obligations of the Agreements and the corresponding transaction price allocated to those performance obligations:

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

As a result, the Company recognized $1,750 in the quarter ended March 31, 2018 upon the satisfaction of Obligation 1, its delivery of a price report, formula and sample. The total transaction price of the Agreements is expected to be recognized as revenue as follows, subject to the completion by the Company of its applicable obligations relating thereto:

	2018	2019	(a)	Total
Revenue expected to be recognized during the year ended December 31	$1,750	$4,250		$6,000

(a)	$2,000 upon installation of the Equipment and $2,250 upon acceptance and commencement of the License.

There are no new accounting pronouncements that the Company believes may have a material impact on its consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted net loss per share
Numerator:
Net loss	$(1,303)	$(906)	$(4,058)	$(4,237)
Denominator:
Weighted–average shares outstanding	20,076,021	18,978,987	19,684,004	18,870,923
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	20,076,021	18,978,987	19,684,004	18,870,923

Net loss per share:
Basic	$(0.07)	$(0.05)	$(0.21)	$(0.23)
Diluted	$(0.07)	$(0.05)	$(0.21)	$(0.23)

Due to the net loss for the three and nine months ended September 30, 2018 and 2017, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and nine months ended September 30, 2018. Similarly, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and nine months ended September 30, 2017.

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

Bank acceptance notes consist of the following:

	September 30, 2018	December 31, 2017
Balance as of beginning of period	$904	$3,360
Received from customers	—	1,985
Converted to cash	(888)	(3,508)
Paid to suppliers	—	(1,162)
Foreign exchange impact	(16)	229
Balance as of end of period	$—	$904

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—INVENTORIES

Inventories consist of the following:

	September 30, 2018	December 31, 2017
Finished goods	$400	$340
Raw materials	706	829
Reserve	(4)	(59)
Inventories, net	$1,102	$1,110

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

At September 30, 2018 and December 31, 2017, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of September 30, 2018. Therefore no impairment was recorded in 2018. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 7—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Johor, Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility. During 2016, the Company entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25,000 (approximately $6,040 as of September 30, 2018). Closing of the transaction was subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority (“JPA”). On July 31, 2017, the Company received a notice from the purchaser purporting to terminate the agreement, alleging that the JPA was seeking to impose certain conditions on the approval of the transfer of the facility to the purchaser that it found unacceptable. The Company was not successful in removing those conditions, and the agreement terminated.

On November 1, 2018, the Company received a non-binding letter of intent from a potential buyer for its Johor, Malaysia facility for RM22,500 (approximately $5,270 after realtor fees as of September 30, 2018) with an expected closing date to occur in the first half of 2019. The sale of the property is part of the Company’s focus to reduce its footprint and operating costs.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—ASSETS HELD FOR SALE (Continued)

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 as assets held for sale. An impairment loss of $885 was recorded in the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income in other expense, net during the first nine months of 2018. An impairment loss of $170, related to the foreign currency fluctuation of the Ringgit, was recorded in the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income in other expense, net during the first nine months of 2017.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
Salaries and wages	$257	$239
Accrued bonus	284	258
Professional fees	326	319
Restructuring severance and benefits (see Note 10)	102	87
Environmental (see Note 9)	57	57
Accrued franchise tax	135	90
Client deposits	234	1,157
Other	138	100
Total accrued liabilities	$1,533	$2,307

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

The Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $0 as of September 30, 2018 and December 31, 2017.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $57 as of September 30, 2018 and December 31, 2017.

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

A trial was held on April 6, 2017 in Oviedo, Spain, and the Company is currently awaiting a ruling from the court. The Company believes that it has product liability insurance coverage for claims of this nature, excluding the original product cost but including defense costs. The Company believes it has meritorious defenses and does not believe a loss is probable or can be reasonably estimated. As such, no accrual relating to this complaint was recorded as of September 30, 2018 and December 31, 2017.

NOTE 10—COST-REDUCTION ACTIONS

In March 2017 the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize its business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $112 of severance charges and benefits in cost of sales and $29 of severance charges and benefits in selling, general and administrative expenses during the first nine months of 2017 and $67 of severance charges during the first nine months of 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

In June 2018, the Company eliminated certain positions at its Spain facility, effective June 18, 2018. The Company recorded $627 of severance and benefits in cost of sales and $67 of severance and benefits in selling, general and administrative expenses during the second quarter of 2018.

The restructuring accrual consists of $102 for severance and benefits as of September 30, 2018. A rollforward of the severance and other exit cost accrual activity is as follows:

	September 30, 2018	September 30, 2017
Balance as of beginning of year	$87	$269
Additions	762	209
Reductions	(747)	(204)
Reversals	—	(120)
Balance as of end of period	$102	$154

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

The following table provides the fair value measurements of applicable financial assets and liabilities as of September 30, 2018:

	Financial assets and liabilities at fair value as of September 30, 2018
	Level 1	Level 2	Level 3

Money market funds (1)	$3,861	$—	$—
Bank acceptance notes (2)	$—	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$5,270
Total	$3,861	$—	$5,270

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2017:

	Financial assets and liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3

Money market funds (1)	$6,688	$—	$—
Bank acceptance notes (2)	$904	$—	$—
Non-recurring fair value measurements (3)	$—	$—	$6,155
Total	$7,592	$—	$6,155

______________________

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.

(2) Refer to Note 4 for further information

(3)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7 for further information.

NOTE 12—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, STR Spain, entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing and Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 (approximately $1,741 as of September 30, 2018), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of September 30, 2018 and December 31, 2017 the Company has recorded $219 and $454, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

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

The SEC staff issued SAB 118 which allows companies to record provisional amounts during a one-year measurement period. At December 31, 2017, the Company had not completed its accounting for the tax effects of the enactment of the TCJA; however, the Company estimated what it believed to be the effects of the TCJA on its existing deferred tax balances and the one-time transition tax, and recorded a provisional estimate for these tax effects.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 13—INCOME TAXES (Continued)

During the three and nine months ended September 30, 2018, the Company did not record any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the fourth quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

The TCJA subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of September 30, 2018, the Company does not anticipate a GILTI inclusion for the taxable year. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the TCJA and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

During the three and nine months ended September 30, 2018, the Company recorded an income tax benefit of $221 and an income tax expense of $50 resulting in an effective tax rate of 14.5% and (1.2%), respectively. The effective tax rate for the three and nine months ended September 30, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

There was no provision or benefit for federal, foreign or state income taxes for the three and nine months ended September 30, 2017 other than income tax benefit of $173 and $316, respectively, resulting from an intra-period tax allocation between operations and other comprehensive income.

NOTE 14—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2018 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	19,532,573	$195	1,240	$(57)	$232,149	$(5,355)	$(199,072)	$27,860
Stock-based compensation	568,648	6	—	—	181	—	—	187
Net loss	—	—	—	—	—	—	(4,058)	(4,058)
Foreign currency translation, net of tax	—	—	—	—	—	(239)	—	(239)
Balance at September 30, 2018	20,101,221	$201	1,240	$(57)	$232,330	$(5,594)	$(203,130)	$23,750

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2018, there were 20,102,461 shares issued and 20,101,221 shares outstanding of common stock. Each share of common stock is entitled to one vote per share.

NOTE 15—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the 2009 Plan. As a result, a total of 4,133,133 shares of common stock were reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options (collectively, “options”), stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards (collectively, the “awards”). The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from the date of grant. There were 368,131 shares available for grant under the 2009 Plan as of September 30, 2018.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2018:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2017	1,121,332	$1.52	—	$0.99	$(1,364)
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	—	$—	—	$—	$—
Balance at September 30, 2018	1,121,332	$1.52	6.36	$0.99	$(1,364)
Vested and exercisable as of September 30, 2018	1,121,332	$1.52	6.36	$0.99	$(1,364)
Vested and exercisable as of September 30, 2018 and expected to vest thereafter	1,121,332	$1.52	6.36	$0.99	$(1,364)

________________________

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.30 of the Company’s common stock on September 30, 2018.

As of September 30, 2018, there was $0 of unrecognized compensation cost related to outstanding stock option awards. The Company did not receive any proceeds related to the exercise of stock options for the nine months ended September 30, 2018.

The following table summarizes the restricted common stock activity of the Company for the nine months ended September 30, 2018:

	Unvested Restricted Shares
	Number of Shares	Weighted– Average Grant–Date Fair Value
Unvested at December 31, 2017	385,716	$—
Granted	182,932	$—
Vested	(568,648)	$0.27
Unvested at September 30, 2018	—	$—
Expected to vest after September 30, 2018	—	$—

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative expense	$16	$136	$177	$388
Total stock-based compensation expense	$16	$136	$177	$388

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

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
Spain	$1,341	$2,569	$4,724	$6,323
India	1,056	—	1,959	—
China	—	951	30	3,925
United States	150	13	2,095	55
Total Net Sales	$2,547	$3,533	$8,808	$10,303

Long-Lived Assets by Geographic Area

	September 30, 2018	December 31, 2017
Long-Lived Assets
United States	$1,202	$1,311
Spain	6,685	7,141
China	17	276
Total Long-Lived Assets	$7,904	$8,728

Foreign sales are based on the country in which the sales originated. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2018 were $1,056. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the nine months ended September 30, 2018 were $2,695. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2017 were $1,844. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the nine months ended September 30, 2017 were $3,920. Accounts receivable from two customers amounted to $1,788 and $70 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 17—RELATED PARTY TRANSACTION

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provided that Huhui’s obligations were contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2017, Huhui had not commenced the sample production run. The Huhui Supply Agreement automatically renewed for additional one year terms if either party failed to notify the other party at least 90 days prior to the end of the then current term that it was electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit from Huhui during the year ended December 31, 2015, which was included in accrued liabilities on the Condensed Consolidated Balance Sheets.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industry experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future and our inability to achieve or sustain profitability in the future; (2) the potential impact of pursuing strategic alternatives, restructuring our business to align with our customers’ geography and our investment in and pursuit of new market opportunities in film products; (3) our reliance on a single product line and contemplated pursuits of new market sectors; (4) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (5) customer concentration in our business and our relationships with and dependence on key customers; (6) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (7) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (8) competition; (9) excess capacity in the solar supply chain; (10) demand for solar energy in general and solar modules in particular; (11) our operations in India and our assets in India and China being subject to significant political and economic uncertainties; (12) limited legal recourse under the laws of India and China if disputes arise; (13) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products; (14) our lack of credit facility and our inability to obtain credit; (15) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy; (16) volatility in commodity costs; (17) our customers’ financial profile causing additional credit risk on our accounts receivable; (18) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (19) potential product performance matters and product liability; (20) our substantial international operations and shift of business focus to India; (21) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (22) losses of financial incentives from government bodies in certain foreign jurisdictions; (23) the ability to successfully complete our investment in Spain on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue, earnings or payback from this new investment; (24) that we will be able to obtain the loan we have applied for from the regional government on favorable terms if at all; (25) our ability to meet our objectives under our equipment purchase agreement and related technology license described herein, so as to receive any or all of the expected payments and revenue under those agreements on a timely basis, if at all; and (26) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

STR Holdings, Inc. and its subsidiaries (“we”, “us”, “our” or the “Company”) commenced operations in 1944 as a plastics and industrial materials research and development company. Based upon our expertise in polymer science, we evolved into a global provider of encapsulants to the solar industry. Encapsulant is a critical component used to protect and hold solar modules together.

We were the first to develop ethylene-vinyl acetate (“EVA”) based encapsulants for use in commercial solar module manufacturing. Our initial development effort was conducted while under contract to the predecessor of the U.S. Department of Energy in the 1970s. Since that time, we have expanded our business by investing in research and development and global production capacity.

Recent Developments

Wind-down of China Manufacturing Operations. Our business unit in China (“STR China”) incurred a loss of approximately $5.8 million during 2016, including a bad debt expense of $1.5 million. In October 2016, a fire destroyed one of our two China-based production lines and caused substantial damage to our building and some of our ancillary equipment (the “Manufacturing Facility Fire”). In light of continued poor financial results of STR China, as well as the effects of the fire, we conducted an orderly wind down of our China manufacturing operations to reduce operating losses related to this business unit. By the close of 2017, we effectively completed the wind down process, with only a small administrative team remaining in an office under a short-term lease.

India Tolling Plan. A review of our production in China revealed that our sales volume was shifting to customers in India. Moreover, our customers in India generally were more reliable in terms of payment and pricing than our customers in China. In conjunction with our wind down of manufacturing operations in China, we have entered into an agreement with a tolling partner in India. We sold our undamaged production line from STR China to this tolling partner and it is now in commercial operation making STR-formulated encapsulant products. By using a tolling partner, our goal is to continue to serve and grow our customer base in India without having to make a significant direct capital investment. We had not worked with our tolling partner in India prior to 2017 and we cannot ensure that the tolling partner will provide us with the support we anticipate or that we can otherwise successfully manage our collaboration with our tolling partner. If problems develop in our relationship with our India tolling partner, or if such party fails to perform as expected, it could lead to product defects, manufacturing and shipping delays, significant cost increases, changes in our strategies, and even failure of our initiatives, each of which may have a material adverse effect on our business, financial condition, and results of operations. We cannot assure that the India tolling plan will be successful or sustainable in the long term. We have also sold an additional production line to our tolling partner to further increase its manufacturing capacity in India, which became operational at the end of the third quarter.

We continue to reorganize our business to better align with customer geography, to reduce the cash burn related to unprofitable locations, to convert assets to cash for potential redeployment into more profitable endeavors and possible business opportunities and to evaluate other strategic alternatives.

High-End Food Packaging. In the fourth quarter of 2017, we initiated a significant investment through our wholly-owned subsidiary in Spain to expand our film product offering to enter the high-end food packaging business. This investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. As anticipated, we have received and applied certain conditional insurance proceeds to this project (see “Manufacturing Facility Fire” below), helping to offset our net capital investment. These insurance proceeds were available to the Company only if we invested in new plastics manufacturing equipment. We have been advised by our insurer that our investment qualified for reimbursement under the terms of our policy and have received from them payments totaling approximately $2.6 million, as we had anticipated. Of this reimbursement, $0.8 million was received in October 2017 and $1.8 million was received during 2018. We have also applied for loans of up to €2.0 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entrant in this market and we cannot assure you that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

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

Manufacturing Facility Fire. During the fourth quarter of 2016, we recorded a $0.9 million loss on disposal of fixed assets attributable to our Manufacturing Facility Fire. During 2017, STR China received interim payments totaling RMB12.7 million (approximately $1.8 million as of September 30, 2018) from our local China insurance carrier related to the existing fire insurance claim. During 2017, we also received $0.8 million in the U.S. under the master property insurance plan related to the same claim. Our U.S. entity received an additional $1.8 million reimbursement during 2018 as we have continued to make qualifying capital investment under the packaging project. These payments complete the final settlement.

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

There have been no changes in our critical accounting policies during the quarter ended September 30, 2018.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$2,547	$3,533	$8,808	$10,303
Cost of sales	3,006	3,392	8,941	11,297
Gross (loss) profit	(459)	141	(133)	(994)
Selling, general and administrative expenses	1,342	1,554	4,414	4,834
Research and development expense	200	225	605	775
Provision (recovery) for bad debt expense	380	(483)	386	(863)
Operating loss	(2,381)	(1,155)	(5,538)	(5,740)
Interest income (expense), net	6	1	21	(6)
Other income, net (Note 8)	880	321	2,083	1,527
Loss on disposal of fixed assets	(38)	(369)	(421)	(382)
Foreign currency transaction gain (loss)	9	123	(153)	48
Loss before income tax (benefit) expense	(1,524)	(1,079)	(4,008)	(4,553)
Income tax expense (benefit)	(221)	(173)	50	(316)
Net loss	$(1,303)	$(906)	$(4,058)	$(4,237)

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$2,547	100.0%	$3,533	100.0%	$(986)	(27.9)%	$8,808	100.0%	$10,303	100.0%	$(1,495)	(14.5)%

The decrease in net sales for the three months ended September 30, 2018 compared to the corresponding period in 2017 was driven by an approximate 20% decrease in sales volume as well as a 9% decrease in our average selling price (“ASP”) mainly on Spain sales.

The volume decline was primarily driven by a 50% volume decrease in Spain and a 100% volume decrease in China, partially offset by sales to customers in India through our tolling partner. The decrease in volume in China, was due to the discontinuance of our manufacturing and sales in China. We attribute the volume decrease in Spain primarily due to further weakening of the European module manufacturing environment.

The decrease in net sales for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was driven by a $3.3 million reduction in encapsulant sales partially offset by recognition of $1.8 million related to completed performance obligations in the first quarter of 2018 under the equipment purchase agreement and the technology license agreement. The decrease in encapsulant sales was primarily attributable to an approximate 37% decrease in sales volume that was partially offset by an approximate 9% increase in our ASP, relating to our discontinuance of our lower priced sales in China

On a sequential basis, net sales increased by less than $0.1 million, or 1.3%, compared to the three months ended June 30, 2018. This increase was primarily driven by a 22% increase in sales volume partially offset by a 16% decrease in ASP.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$3,006	118.0%	$3,392	96.0%	$(386)	(11.4)%	$8,941	101.5%	$11,297	109.6%	$(2,356)	(20.9)%

The decrease in our cost of sales for the three months ended September 30, 2018 compared to the corresponding period in 2017 was primarily driven by the 20% decrease in encapsulant sales volume partially offset by a 1% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 4% increase in resin costs partially offset by a 12% increase in paperless sales mix. Direct labor decreased by less than $0.1 million, associated with the sales volume decrease.

The decrease in our cost of sales for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily driven by the 37% decrease in encapsulant sales volume partially offset by an approximate 9% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 7% increase in resin costs partially offset by a 2% increase in paperless sales mix. Direct labor increased by $0.1 million mainly due to $0.4 million of restructuring charges partially offset by the sales volume decrease.

Gross (Loss) Profit

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross (loss) profit	$(459)	(18.0)%	$141	4.0%	$(600)	(425.5)%	$(133)	(1.5)%	$(994)	(9.6)%	$861	86.6%

Gross (loss) profit, as a percentage of net sales, declined for the three months ended September 30, 2018 compared to the corresponding period in 2017 mainly as a result of a decrease in sales volume combined with an increase in raw material prices.

Gross loss, as a percentage of net sales, improved for the nine months ended September 30, 2018 compared to the corresponding period in 2017 mainly as a result of recognition of $1.8 million related to completed performance obligations under the equipment purchase agreement and the technology license agreement. This was partially offset by $0.5 million of restructuring charges related to eliminating certain positions at our Spain facility, as well as a decrease in sales volume combined with an increase in raw material prices.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,342	52.7%	$1,554	44.0%	$(212)	(13.6)%	$4,414	50.1%	$4,834	46.9%	$(420)	(8.7)%

SG&A decreased by $0.2 million for the three months ended September 30, 2018 compared to 2017. This decrease was primarily driven by a $0.1 million decrease in stock-based compensation expense and a $0.1 million decrease in annual incentive compensation expense and restructuring charges.

SG&A decreased by $0.4 million for the nine months ended September 30, 2018 compared to 2017. This decrease was primarily driven by $0.2 million in lower labor and benefits, a $0.2 million decrease in stock-based compensation expense, $0.1 million in decreased annual incentive compensation expense and $0.1 million in reduced dues and fees expense. These were partially offset by a $0.2 million increase in restructuring expense.

Research and Development Expense (“R&D”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$200	7.9%	$225	6.4%	$(25)	(11.1)%	$605	6.9%	$775	7.5%	$(170)	(21.9)%

Research and development expense decreased by less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively, compared to 2017, as we continued to economize these activities.

Provision (Recovery) for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$380	14.9%	$(483)	(13.7)%	$863	178.7%	$386	4.4%	$(863)	(8.4)%	$1,249	144.7%

The provision for bad debt expense recorded during the three months ended September 30, 2018 is primarily related to the aging of accounts receivable under our policy, primarily in the U.S. The recovery for bad debt expense for the three months ended September 30, 2017 is primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

The provision for bad debt expense recorded during the nine months ended September 30, 2018 is primarily related to the aging of accounts receivable under our policy, primarily in the U.S. The provision was partially offset by receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China. The recovery for bad debt expense for the nine months ended September 30, 2017 is primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

Other Income (Expense), net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income (expense), net	$880	34.6%	$321	9.1%	$559	174.1%	$2,083	23.6%	$1,527	14.8%	$556	36.4%

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

During the three and nine months ended September 30, 2017, our China subsidiary received interim payments of $0.2 million and $1.7 million, respectively, from our local China insurance carrier related to the existing fire insurance claim. During the three months ended September 30, 2018, we received $1.8 million in the U.S. under the master property insurance plan related to the same claim. This payment completed the final settlement.

In July 2015, we announced a restructuring plan that included the closure of our Malaysia facility, effective August 2, 2015. During 2016, we entered into a definitive Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25.0 million (approximately $6.0 million as of September 30, 2018). As a result of the pending sale (which was subject to the approval of the Johor Port Authority), a gain on assets held for sale of $0.1 million and a loss on assets held for sale of $0.2 million, related to the foreign currency fluctuation of the Malaysian Ringgit, was recorded during the three and nine months ended September 30, 2017, respectively. As noted above, this agreement terminated prior to the consummation of the sale.

On November 1, 2018, we received a non-binding letter of intent from a potential buyer for our Malaysia facility for RM22.5 million (approximately $5.3 million after realtor fees as of September 30, 2018) with an expected closing date to occur in the first half of 2019. The sale of the property is part of the Company’s focus to reduce its footprint and operating costs. As a result of the pending sale, a loss on assets held for sale of $0.9 million was recorded during the three months ended September 30, 2018.

Foreign Currency Transaction Gain (Loss)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction gain (loss)	$9	0.4%	$123	3.5%	$(114)	(92.7)%	$(153)	(1.7)%	$48	0.5%	$(201)	(418.8)%

The foreign currency transaction impact was a gain of less than $0.1 million and $0.1 million for the three months ended September 30, 2018 and September 30, 2017. Both amounts are primarily the result of volatility in the Euro spot exchange rate versus the U.S. Dollar.

The foreign currency transaction loss for the nine months ended September 30, 2018 was $0.2 million compared to a gain of less than $0.1 million for the nine months ended September 30, 2017.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain and China facilities.

Income Tax (Benefit) Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$(221)	(8.7)%	$(173)	(4.9)%	$(48)	(27.7)%	$50	0.6%	$(316)	(3.1)%	$366	115.8%

During the three and nine months ended September 30, 2018, we recorded an income tax benefit of $0.2 million and an income tax expense of $0.1 million, resulting in an effective tax rate of 14.5% and (1.2%), respectively. The effective tax rate for the three and nine months ended September 30, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

During the three months ended September 30, 2018, the Company did not record any measurement period adjustments to the provisional estimates recorded at December 31, 2017 relating to the Tax Cuts and Jobs Act. Final accounting for these impacts is expected in the fourth quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

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

Cost-Reduction Actions

On March 7, 2017 we made the decision to wind down our China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize our business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, we do not expect any significant asset impairment charges and recorded $0.1 million of severance charges and benefits in cost of sales and less than $0.1 million of severance and benefits in selling, general and administrative expenses during the first nine months of 2017 and $0.1 million during the first nine months of 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

In June 2018, we eliminated certain positions at our Spain facility effective June 18, 2018. We recorded $0.6 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during the second quarter of 2018.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	September 30, 2018	September 30, 2017
Balance as of beginning of year	$0.1	$0.3
Additions	0.8	0.2
Reductions	(0.8)	(0.2)
Reversals	—	(0.1)
Balance as of end of period	$0.1	$0.2

The restructuring accrual consisted of $0.1 million and $0.2 million for severance and benefits as of September 30, 2018 and 2017, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations primarily through our sales and existing cash balance. As of September 30, 2018, our principal source of liquidity was $10.6 million of cash. Our principal needs for liquidity have been, and for the foreseeable future we expect will continue to be, for working capital and capital investments. We are also seeking to sell our Johor, Malaysia facility, as discussed herein. With respect to China, evolving currency control regulations may limit our access to the $0.4 million of cash located in China as of September 30, 2018 for use outside the country. Payment terms are currently longer in India than in many other locations, which result in delayed cash receipts from certain of our customers. Although we believe that our available cash will be sufficient to meet our liquidity needs, including capital investments, through at least the next 12 months, if we are unable to collect our accounts receivable or fail to receive payment in a timely fashion, our financial condition and results of operations will be negatively affected.

Our wholly owned Spanish subsidiary, Specialized Technology Resources España S.A.U. (“STR Spain”), has a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.7 million as of September 30, 2018), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The agreement renews annually unless terminated by either party with 90 days prior written notice. As of September 30, 2018, €1.3 million (approximately $1.5 million as of September 30, 2018) was available under the factoring agreement based upon receivables outstanding.

In connection with our continued efforts to return our business to profitability, on July 24, 2015, our Board approved a restructuring of our business that included the shut-down of our Malaysia manufacturing facility, effective August 2, 2015. We are seeking to sell our Johor, Malaysia facility having already sold most of its production and ancillary equipment. In connection with the shut-down and potential sale of the Malaysia facility, we incurred approximately $1.3 million of associated non-recurring costs during the second half of 2015. In 2016, in connection with the potential sale of the Malaysia facility (specifically, the land-use right and building), an analysis of the asset group was performed and an impairment of assets held for sale of $1.7 million was recorded. As previously noted, we entered into an agreement to sell our rights to the facility for RM25.0 million (approximately $6.0 million as of September 30, 2018), however that agreement terminated during 2017 prior to consummation of the transaction. On November 1, 2018, we received a non-binding letter of intent from a potential buyer for our Malaysia facility for RM22.5 million (approximately $5.3 million after realtor fees as of September 30, 2018) with an expected closing date to occur in the first half of 2019.

In the fourth quarter of 2017, the Company initiated a significant investment through STR Spain to enter the high-end food packaging business. This ongoing investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. We have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds were available to the Company only if we invested in new plastics manufacturing equipment. We were advised by our insurer that our investment qualified for reimbursement under the terms of our policy and, accordingly, they have paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. Our U.S. entity also received an additional $1.8 million reimbursement during 2018 as we continued to make qualifying capital investment under the packaging project. We have also applied for loans of up to $2.4 million from the regional government of Asturias, Spain to further support the project. Subject to the timely purchase and installation of equipment, we expect to begin production by 2019. The food packaging business is highly competitive having market participants with substantially more resources and experience than us. We will be a new entrant in this market and we cannot assure that we will be successful in this new endeavor. In particular, we cannot assure that we will be able to successfully complete our investment in this new business on a timely basis or within budget, if at all, or that we will be able to achieve our anticipated revenue or earnings from this new investment. Nor can we assure that we will be able to obtain the loan(s) we have applied for from the regional government on favorable terms if at all.

We remain open to exploring possible business opportunities, alternate geographic markets, as well as other strategic alternatives. We cannot assure that we will be able to successfully pursue any such potential opportunities. If we are successful in pursuing any such opportunities, we may be required to expend significant funds, incur debt or other obligations or issue additional securities, any of which could significantly dilute our current stockholders and may negatively affect our operating results and financial condition. We cannot assure that any such strategic opportunities or related transactions, or any financing in connection therewith, would be available on favorable terms, if at all, or that we will realize any anticipated benefits from any such transactions that we complete. In the event that we are not successful in restructuring our business or pursuing other strategic opportunities, we also intend to consider alternatives, including, without limitation, the acquisition of another business, the divestiture of all or certain of our assets, joint ventures and other transactions outside the ordinary course of business.

If we are not able to fund our working capital needs, we will have to slow our projected growth, which may further impede or delay our attempt to return to sustainable profitability. We expect to fund our cash requirements with our existing cash, leveraging our European factoring facility and other potential working capital financing arrangements.

Our cash and cash equivalents balance is located in the following geographies (dollars in thousands):

September 30, 2018
United States	$7,454
Spain	2,494
China	353
Malaysia	156
Hong Kong	98
India	1
Consolidated	$10,556

Due to the difficulty repatriating cash to the U.S., among other factors, we may have limited access to the $0.4 million of cash located in China for use outside the country. In 2017 we applied for, and received approval for, a reduction of the registered capital associated with STR China, enabling us to move $5.0 million out of China. In 2018 we received a further reduction of $3.0 million that was used to settle intercompany loans ultimately flowing back to the United States.

We do not permanently re-invest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities to us, we expect the undistributed earnings of our Malaysia subsidiary will be repatriated to the U.S. in a tax-free manner. We do not permanently re-invest our Spain earnings, so this cash balance is available for dividend repatriation (less any applicable withholding taxes). We have not elected to permanently re-invest our Hong Kong and China earnings and plan to utilize our cash located in Hong Kong and China to fund working capital requirements and wind-down costs. Our goal is to achieve and maintain self-sufficiency in each of our manufacturing locations to meet local cash requirements. We cannot assure that we will continue to fund the manufacturing operations in any location, if such operations would require investment of additional cash from other jurisdictions.

Cash Flows

Cash Flow from Operating Activities

Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2018 compared to net cash provided by operating activities of $0.9 million for the nine months ended September 30, 2017. Net loss plus and minus non-cash adjustments improved by approximately $1.5 million for the nine months ended September 30, 2018 compared to the same period in 2017. This improvement was primarily driven by the conversion of bank acceptance notes.

Cash Flow from Investing Activities

Net cash used in investing activities was $0.2 million and $0.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The 2018 capital investments were primarily related to renovations to our Spain facility for the food packaging equipment. We expect remaining 2018 consolidated capital expenditures to be approximately $4.0 million related to the high-end food packaging equipment.

Cash Flow from Financing Activities

Net cash used in financing activities was $0.2 million and net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2018 and 2017, respectively, primarily due to funds received by our Spanish subsidiary related to the factoring agreement.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first nine months of 2018, we were not materially affected by inflation.

Recently Issued Accounting Standards

There are no new accounting pronouncements that we believe may have an impact on our Condensed Consolidated Financial Statements.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, STR Spain, in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria is seeking approximately €3.3 million (approximately $3.8 million as of September 30, 2018), plus interest, in damages. A trial was held on April 6, 2017, in Oviedo, Asturias, Spain. The Company is currently awaiting a ruling from the court.

In 2016, the Company filed suit against CEEG (Nanjing) Renewable Energy Co., Ltd. (“NRE”), the parent company of our former customer CSUN in Nanjing Jiangning District People’s Court, China( the “Nanjing Court”). In a hearing held on August 10, 2016, the Nanjing Court found NRE delinquent in making payment against bona fide invoices dating back to April 2015 and ordered NRE to pay the Company the amount of RMB8.8 million for encapsulant sold to CSUN, court fees, interest and attorney fees. Following the subsequent failure of NRE to pay according to the order of the Nanjing Court, the Company initiated enforcement proceedings in the enforcement department of Nanjing Court and ultimately agreed to accept installment payments managed through the Nanjing Court, the first of which came due on February 28, 2018 and remains unpaid. The Company has since filed an application for the resumption of enforcement, for which the Nanjing Court has acknowledged receipt. The Nanjing Court has informed the Company that it will schedule another hearing to take further actions against NRE and its Chairman, Mr. Lu Tingxiu, to compel NRE to pay the Company according to the court order currently in force.

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

STR HOLDINGS, INC.
(Registrant)

Date: November 14, 2018	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)