Form 10-K/A
period 2018-12-31
STR HOLDINGS, INC.
filed 2019-04-26
CIK 1473597

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

On April 23, 2019, the registrant had 20,152,029 outstanding shares of Common Stock, $0.01 par value per share.

EXPLANATORY NOTE

On March 27, 2019, STR Holdings, Inc. (“we” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. We do not anticipate that our definitive proxy statement involving the election of directors will be filed before April 30, 2019 (i.e., within 120 days after the end of our 2018 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on March 27, 2019 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

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

Each of our executive officers has been appointed by our Board and will serve until his or her successor is duly appointed and qualified.

Each of Xin (Cindy) Lin, Jun (Tony) Tang, Ping (Daniel) Yu and Lenian (Charles) Zha were initially recommended to the Board by Zhenfa Energy Group Co. Ltd., a Chinese limited liability company and our largest shareholder (“Zhenfa”).

Robert S. Yorgensen, 55, has been our Chairman since December 2014 and our President and Chief Executive Officer and a director of our board since January 2012. Prior to becoming our CEO, Mr. Yorgensen was the Vice President of STR and President of our Solar division since 2007 and has been employed with us for 33 years. Mr. Yorgensen has held a variety of positions with us, including Extruded Products Manager and Senior Technical Specialist of Materials RD&E and Specialty Manufacturing, Technical Specialist of Materials RD&E and Specialty Manufacturing and Project Leader of Development Engineering and Specialty Manufacturing. He holds a Bachelor of Technology, Mechanical Engineering degree from the University of Connecticut and an A.S. from Hartford State Technical College.

Mr. Yorgensen was selected to serve on our Board in light of his substantial experience as President of STR Solar and his 33 year tenure with STR where he has made significant contributions to our research and development, process engineering, business development efforts and led our growth in the solar market.

John A. Janitz, 76, has served on our Board since June 2007. Mr. Janitz is Chairman and Co-founding partner at Evergreen Capital Partners, a financial advisor and investment manager. In this role he also serves as a senior advisor to the private equity firm The Gores Group, where he sources investment opportunities and advises on strategy, technology, manufacturing and operational matters in the industrial sector. Prior to forming Evergreen Capital Partners, Mr. Janitz served as Co-Managing Principal for Questor Partners Funds, a private equity turnaround fund. Mr. Janitz previously served as Chairman - Global Industrial Partners at Credit Suisse, as a member of the Board, President and Chief Operating Officer of NYSE-listed Textron, Inc., as President of Gulf & Western Manufacturing Co., and as Executive Vice President of global automotive technology company TRW Inc. He began his career at Ford Motor Company.

Mr. Janitz has significant financial, investment and operating experience, as well as his membership on public and private boards, allows him to contribute strong leadership to the Board and insights into strategic, capital and operational matters.

Andrew M. Leitch, 75, has served on our Board since our initial public offering in November 2009. Mr. Leitch was a senior partner with Deloitte & Touche LLP for over 27 years, last serving as the Vice Chairman of the Management Committee, Hong Kong from September 1997 through his retirement in March 2000. Mr. Leitch has served as a director, chairman of the board, chairman of the nominating and governance committee, and member of the audit committee and compensation committees of Blackbaud Inc., and as a director and chairman of the audit committee of Cardium Therapeutics Inc. since February 2004 and August 2007, respectively. Mr. Leitch served as director and chairman of the audit committee of Aldila, Inc. from May 2004 through February 2010 and a director of L&L Energy Inc. from February 2011 through August 2011. Mr. Leitch also serves as a director of various private companies. He is a Certified Public Accountant in the state of New York, and a Chartered Accountant in Ontario, Canada.

Mr. Leitch has extensive experience as a director of various public and private companies, serving as the chairman of certain boards and audit committees and as a member of certain compensation committees and governance committees, and has extensive understanding of U.S. and international financial accounting principles, systems of internal control and corporate governance principles.

Xin (Cindy) Lin, 47, has served on our Board since December 2014. Ms. Lin is currently President of Zhen Fa New Energy (U.S.) Co., Ltd., having served in this capacity since April 2013, and is responsible for leading the U.S. activities of Zhenfa, including investment and acquisitions. Ms. Lin has also worked at Medtronic IT since August 2001, where she currently serves as senior principal IT developer, with a primary focus in business intelligence, data management and data analytics. In 2006, Ms. Lin founded L&B International LLC, a consulting firm focusing on providing consulting services in the area of renewable energy development, and is currently its President. Ms. Lin previously worked at the Bank of China in Beijing, China, where she was responsible for international trade settlement and financial instruments for export and import companies.

Ms Lin’s association with Zhenfa and her extensive experience in the solar industry, knowledge of China, prior general management experience and her significant international business expertise brings valuable perspectives to the Board.

Jun (Tony) Tang, 42, has served on our Board since February 2019. Mr. Tang has served as an executive officer of Zhenfa Holdings since 2013, where his principal responsibilities include managing the finance department. Mr. Tang served as the Chief Financial Officer of SKY Solar Investment Co. Ltd. from 2012 to 2013, as finance manager of Suntech Holding Co. Ltd. from 2008 to 2012, and as finance planning supervisor of Sensata Technologies Changzhou Co. Ltd. from 2006 to 2007.

Mr. Tang’s association with Zhenfa, and his extensive international business and financial management experience bring valuable financial and strategic insight to the Board.

Ping (Daniel) Yu, 55, has served on our Board since May 2017. Dr. Yu currently serves as President of UDA International LLC, based in New York and Shanghai, and as Business Representative and Advisor to China Capital Investment Group. Dr. Yu specializes in Sino-US business, education and NGO cooperation, and was previously China Country Director for the American Bar Association Rule of Law Initiative and a Senior Fellow at New York University School of Law. Dr. Yu graduated from East China University of Political Science and Law in 1984 (B.A., Law) and Fudan University (graduate diploma) in 1987, and received his (Ph.D.) at the University of Washington (Seattle) School of Law. Dr. Yu has taught at Fudan University and New York University, and has also been a director for a number of private companies during his career.

Dr. Yu’s extensive experience in American and Chinese partner relationships, as well his legal background, are strong attributes for the Board.

Lenian (Charles) Zha, 56, has served on our board since March 2017. Mr. Zha has served in various positions with Cisco Systems, Inc. (“Cisco”), an information technology products and services provider, since 2000, most recently as a Program Manager, where he manages Cisco Services Compliance. Prior to that, Mr. Zha served as a Business Operations Manager, where he managed business intelligence programs and focused on long-term planning, sales opportunities, revenue/cost and risk analysis and product lifecycle management. Since September 2002, Mr. Zha has also served as the owner and Chief Executive Officer of BiLink, Inc., a provider of business consulting services. Mr. Zha received his Master of Science in Electrical Engineering from the Rose-Hulman Institute of Technology in 1992.

Mr. Zha’s extensive engineering and project management experience brings a broad spectrum of experience to the Board.

Executive Officers

Biographical information for our executive officers are included in the Original Form 10-K and is incorporated herein by reference.

Audit Committee

We have a standing Audit Committee. Our Audit Committee currently consists of Messrs. Leitch, Janitz and Yu, with Mr. Leitch serving as Chair of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such filings received by us and the written representations of our officers and directors, with respect to the fiscal year ended December 31, 2018, all applicable Section 16(a) filing requirements were timely met.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2018 and 2017 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Retention Bonus Agreement ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert S. Yorgensen	2018	475,000	—	—	47,392	522,392
Chairman, President and CEO	2017	475,000	50,000	—	40,645	565,645

Thomas D. Vitro	2018	215,000	—	100,000	9,048	324,049
Vice President, Chief Financial	2017	215,000	15,000	100,000	8,989	338,989
Officer and Chief Accounting Officer

(1)	Represents cash payments under the Company’s Mangement Incentive Plan (“MIP”). Bonuses paid under the 2018 and 2017 MIP were based on a combination of corporate financial and non-financial goals. The bonus for 2018, if any, has not yet been determined and approved.

(2)	Represents cash payments under the Company’s Retention Bonus Agreement with Mr. Vitro. For more information regarding this agreement, see “Retention Bonus Agreement.”

(3)	The amounts reported in this column represent 401(k) and profit sharing contributions to eligible employees, our Section 125 cafeteria plan, term life insurance, disability insurance, long-term care insurance and other personal benefits. The amounts included in that column are included in the table below.

Name	Year	401(k) Match(a)	Section 125 Plan(b)	Term Life Insurance(c)	Disability Insurance(c)	Long-Term Care Insurance(c)
Robert S. Yorgensen	2018	$6,625	$38,997	$795	$468	$507
	2017	$6,625	$32,250	$795	$468	$507

Thomas D. Vitro	2018	$5,375	$1,920	$778	$468	$507
	2017	$5,375	$1,861	$778	$468	$507

(a)	Reflects amounts of contributions paid to such executive under 401(k) matching plan for eligible employees.

(b)	We maintain a Section 125 cafeteria plan that allows our employees to set aside pre-tax dollars to pay for certain benefits. This amount represents payments made by us on the employee’s behalf towards a Section 125 cafeteria benefits plan.

(c)	Represents premiums paid by us for applicable insurance policies.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2018.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Robert S. Yorgensen	656,667	—	1.52	2/6/2025
Thomas D. Vitro	—	—	—	—

(1)	The options are fully vested.

Pension Benefits

In the year ended December 31, 2018, our named executive officers received no pension benefits and had no accumulated pension benefits.

Nonqualified Deferred Compensation

We had no deferred compensation arrangements with our named executive officers as of December 31, 2018.

Employment Agreements

We entered into an employment agreement with Mr. Yorgensen, effective January 1, 2012, in connection with his appointment as the Company’s President and Chief Executive Officer. Pursuant to the agreement, his annual base salary is $475,000, subject to annual discretionary increases, and he is eligible to participate in the Company’s (i) MIP, with an annual performance bonus target of at least 80% of his annual base salary, and (ii) long-term incentive plan awards, in each case based upon performance goals set by our Board for a particular fiscal year.

We entered into an employment offer letter (the “Offer Letter”) with Mr. Vitro, dated December 1, 2015. The Offer Letter provides for an initial base salary for Mr. Vitro of $215,000. Under the terms of the Offer Letter, Mr. Vitro is eligible to receive an annual performance bonus pursuant to the Company’s MIP, with a target bonus amount of at least 45% of his annual base salary, and he is generally entitled to participate in benefit plans and programs, if any, on the same terms as other similarly situated employees. Under the terms of the Offer Letter, Mr. Vitro is entitled to receive certain benefits upon termination of employment. If Mr. Vitro is terminated without “Cause” or if he terminates his employment for “Good Reason” (as such terms are defined in the Offer Letter), Mr. Vitro will be entitled to standard Company severance of one week of salary per year of service.

Severance Agreement

We entered into a severance agreement with Mr. Yorgensen, effective October 1, 2012 (the “Severance Agreement”). The Severance Agreement sets forth certain payments and benefits for Mr. Yorgensen in the event of the termination of his employment under various circumstances. The Severance Agreement, which initial term was until October 1, 2018, automatically renews for successive one year periods unless the Company or the executive provides notice of termination at least 90 days prior to October 1st of the preceding year. Notwithstanding the foregoing, the term of the Severance Agreement may not expire before a date that is 18 months after a Change of Control (as defined in the Severance Agreement) that occurs during the term of the Severance Agreement. To the extent applicable, the Severance Agreement supersedes and replaces the severance provisions set forth in Mr. Yorgensen’s employment agreement with the Company.

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

Retention Bonus Agreements

2019 Retention Letter. On January 25, 2019, we entered into a retention letter agreement (the “ Retention Lettert”) with Mr. Vitro, pursuant to which Mr. Vitro may earn a special retention bonus in connection with his continued service to the Company. Under the terms of the Retention Letter, if Mr. Vitro remains continuously employed by the Company through the periods (each, a “Retention Period” and collectively, the “Retention Periods”) commencing on January 25, 2019 and ending on each of June 30, 2019 and December 31, 2019 (each, an “Outside Date” and collectively, the “Outside Dates), the Company will pay to Mr. Vitro an amount equal to $50,000 for the Retention Period ending on June 30, 2019, and $50,000 for the Retention Period ending on December 31, 2019 (each, a “Retention Bonus” and collectively, the “Retention Bonuses”).

Mr. Vitro will earn the Retention Bonus for a Retention Period only if he is actively employed by the Company throughout such Retention Period, including on the Outside Date for such Retention Period; provided, however, that if Mr. Vitro’s employment with the Company is terminated by the Company without Cause (as such term is defined in the Retention Letter), or by Mr. Vitro for Good Reason (as such term is defined in the Retention Letter), then Mr. Vitro will be entitled to receive the applicable Retention Bonus for the applicable Retention Period. If Mr. Vitro’s employment is terminated by the Company with Cause or by Mr. Vitro without Good Reason, Mr. Vitro will not receive a Retention Bonus for the Retention Period during which his employment was terminated, or for any subsequent Retention Period. The Retention Bonus will be paid in one lump sum cash payment within five (5) business days following the completion of the applicable Retention Period.

Initial Retention Agreement. On March 17, 2017, we entered into a Retention Bonus Agreement (the “Retention Bonus Agreement”) with Mr. Vitro, in recognition of the importance of his continued service to the Company as the Company undertook a review of its strategic direction. Under the terms of the Retention Bonus Agreement, if Mr. Vitro remained continuously employed by the Company through the periods (each, a “Initial Retention Period” and collectively, the “Initial Retention Periods”) commencing on March 17, 2017 and ending on each of December 31, 2017, June 30, 2018 and December 31, 2018 (each, an “Initial Outside Date” and collectively, the “Initial Outside Dates”), the Company would pay to Mr. Vitro an amount equal to $100,000, for the Initial Retention Period ending on December 31, 2017, $50,000 for the Initial Retention Period ending on June 30, 2018, and $50,000 for the Initial Retention Period ending on December 31, 2018 (each, a “Initial Retention Bonus” and collectively, the “Initial Retention Bonuses”).

During 2018, Mr. Vitro was continuously employed by the Company through each applicable Initial Outside Date, and as such, pursuant to the terms of the Retention Bonus Agreement the Company paid Mr. Vitro a Retention Bonus of $100,000 in the aggregate.

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

Annual Incentive Awards

The Company’s MIP provides our named executive officers, as well as other key managers, with performance based cash bonuses based on the achievement of a combination of financial and non-financial corporate goals that are established each year by the Board. Target payout levels are expressed as a percentage of base salary and are established for each participant. The target payout levels for Mr. Yorgensen and Mr. Vitro were 80% and 45% of their base salary, respectively.

The financial goals under the MIP for the year ended December 31, 2018 for our named executive officers were primarily focused on the achievement of sales, EBITDA and cash balance targets, as well as multiple non-financial goals. No payout was made for a financial target if the Company achieved an actual result equal to less than 80% of such financial target. Non-financial corporate goals included targets related to the expansion and development of the business.

Director Compensation

It is STR’s policy to set the compensation of directors for their service on the Board and its committees (which may include equity awards under the STR Holdings, Inc. 2009 Equity Incentive Plan) in a manner that is designed to attract, retain and motivate highly-qualified candidates for director, and to be broadly comparable with those companies which STR considers to be its peers in the industries in which it operates. Director compensation, including compensation for committee service, is reviewed annually by the Compensation Committee, which makes such recommendations to the Board with respect thereto as it deems appropriate.

Retainer and Meeting Fees. Directors who are or were our employees or employees of our subsidiaries or affiliated with Zhenfa did not, and will not, receive compensation for their service as members of either our Board or Board committees.

In 2018, compensation for all independent directors of the Company was as follows:

•	a base annual retainer of $31,500, which (i) for the first three fiscal quarters was payable 50% in shares of the Company’s common stock and 50% payable in cash, with such shares issued quarterly, in arrears, which shares vest immediately upon issuance and are pro-rated for any partial quarter, and (ii) for the fourth quarter of 2018 was payable in cash;

•	an additional cash payment of $27,000, with 50% paid in January 2019 and the remaining amount to be paid in the second or third quarter of 2019;

•	an annual payment of $25,000 in cash to the chair of the Audit Committee of the Board; $12,500 in cash to the Chair of each of the Compensation Committee of the Board and Nominating and Corporate Governance Committee of the Board; and $10,000 to each member of the Special Committee of Continuing Directors, each payable quarterly in arrears and pro-rated for any partial quarter; and

•	a fee of $1,200 in cash for each meeting of the Board and any committee thereof attended (up to eight Board meetings and eight meetings of each committee per year).

The Company also reimburses all directors for reasonable expenses incurred to attend meetings of our Board or committees.

Director Compensation Table. The following table sets forth all director compensation information for the year ended December 31, 2018.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total Compensation ($)
John A. Janitz	90,988	11,813	102,800
HuiYing (Julia) Ju (3)	—	—	—
Andrew M. Leitch	90,988	11,813	102,800
Xi (Cindy) Lin	—	—	—
Yun (Tony) Tang(4)	—	—	—
Robert Yorgensen	—	—	—
Ping (Daniel) Yu	51,188	11,813	63,000
Lenian (Charles) Zha	42,788	11,813	54,600

(1)	Represents the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718 as of the grant date. The grant date fair value for the stock awards granted to each of the non-employee directors (other than directors affiliated with Zhenfa) in 2018 is set forth in footnote 2 below. The assumptions used to calculate the amount recognized for these restricted stock awards set forth in Note 16 to the Company’s audited financial statements. For purposes of the table above, the effects of estimated forfeitures are excluded.

(2)	The number of shares issued and their grant date fair values were as follows: Mr. Janitz, 13,577 shares, 15,750 shares and 12,702 shares at $0.29, $0.25 and $0.31 per share on the date of issuance, respectively; Mr. Leitch, 13,577 shares, 15,750 shares and 12,702 shares at $0.29, $0.25 and $0.31 per share on the date of issuance, respectively; Mr. Yu, 13,577 shares, 15,750 shares and 12,702 shares at $0.29, $0.25 and $0.31per share on the date of issuance, respectively; Mr. Zha, 13,577 shares, 15,750 shares and 12,702 shares at $0.29, $0.25 and $0.31per share on the date of issuance, respectively.
(3)	Ms. Ju resigned effective December 28, 2018.

(4)	Mr. Tang was appointed to the Board effective February 25, 2019.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based upon the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage of beneficial ownership is based upon 20,152,029 shares of common stock outstanding as of April 23, 2019. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 23, 2019, (“presently exercisable stock options”) are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the address for each holder listed below is STR Holdings, Inc., 10 Water Street, Enfield, CT 06082.

Name of beneficial owner	Amount and nature of ownership	Percentage of class
Zhen Fa New Energy (U.S.) Co., Ltd. (1)(2)	9,210,710	45.7%
Zha Zhengfa (1)	9,210,710	45.7%
Downriver Capital Management, LLC (3)	1,728,462	8.6%
T. Rowe Price Associates, Inc. (4)	1,313,707	6.5%
Michael Tofias (5)	1,299,460	6.4%
Robert S. Yorgensen	816,484	4.1%
John A. Janitz	794,957	3.9%
Andrew M. Leitch	731,640	3.6%
Lenian (Charles) Zha	288,929	1.4%
Ping (Daniel) Yu	257,983	1.3%
Jun (Tony) Tang	—	*
Xin (Cindy) Lin	—	*
All directors and executive officers as a group	2,889,993	14.3%

*	Less than one percent of the outstanding shares of our common stock.

(1)	Information in the table and this footnote is based solely upon information contained in a filing of Schedule 13G filed with the SEC by Zhen Fa New Energy (U.S.) Co., Ltd. on December 18, 2014. Zha Zhengfa, due to his 98% indirect ownership of Zhen Fa New Energy (U.S.) Co., Ltd., may be deemed to possess sole voting power and sole dispositive power over 9,210,710 shares of common stock beneficially owned by Zhen Fa New Energy (U.S.) Co., Ltd. The principal business address of Mr. Zhengfa is 27th Floor, No. 4 Gemini Building, No. 12 North Qingfeng Road, Yubei Disrict, Chongqing City, China.

(2)	Zhen Fa New Energy (U.S.) Co., Ltd. has advised the Company that it has pledged these shares as collateral in support of borrowings obtained by Zhenfa (and its affiliates) from The Export-Import Bank of China, which are outstanding from time to time.

(3)	Information in the table and this footnote is based solely upon information contained in a filing of Schedule 13G filed with the SEC by Downriver Capital Management, LLC on February 2, 2016. As of December 31, 2016, Downriver Capital Management, LLC had sole dispositive power over 1,728,462 shares and sole voting power over 1,728,462 shares. The principal business address of Downriver Capital Management, LLC is 1310 N. Maple Street, Spokane, Washington 99201.

(4)	Information in the table and this footnote is based solely upon information contained in a joint filing of Schedule 13G filed with the SEC by T. Rowe Price Associates, Inc. and T. Rowe Price Science & Technology Fund, Inc. on February 9, 2016. As of December 31, 2016, T. Rowe Price had sole dispositive power over 1,313,707 shares and sole voting power over 236,075 shares. The principal business address of T. Rowe Price is 100 East Pratt Street, Baltimore, Maryland 21202.

(5)	Information in the table and this footnote is based solely upon information contained in a joint filing of Schedule 13G filed with the SEC by Michael Tofias on February 12, 2019. As of December 31, 2018, Michael Tofias had sole dispositive power over 1,299,460 shares and sole voting power over 1,299,460 shares. The principal business address of Michael Tofias is 25 Cambridge Drive, Short Hills, New Jersey 07078.

EQUITY COMPENSATION PLAN

The following table summarizes common stock that may be issued under our existing equity compensation plan as of December 31, 2018:

	Common shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Common shares available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by STR stockholders(2)	—	—	317,323
Equity compensation plans not approved by STR stockholders	N/A	N/A	N/A
Totals	—	—	317,323

(1)	Includes shares issuable pursuant to the exercise of stock options.

(2)	STR Holdings, Inc. 2009 Equity Incentive Plan.

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

Certain Relationships and Related Person Transactions

Set forth below is a description of certain relationships and related person transactions between us and our directors, executive officers and holders of more than 5% of our voting securities. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Sales Service Agreement. Specialized Technology Resources, Inc., our wholly owned subsidiary, entered into a sales service agreement (the “Sales Service Agreement”) with Zhenfa, whereby Zhenfa agreed, among other things, to assist us in a number of endeavors, including, without limitation, marketing and selling our products in China, acquiring local raw materials, hiring and training personnel in China, and complying with Chinese law. The Sales Service Agreement became effective on December 15, 2014, for an initial term of two years and automatically renews for one year periods unless terminated earlier. The Sales Service Agreement may also be terminated by either party at such time as Zhenfa and its affiliates own less than 10% of our outstanding Common Stock.

As we have substantially discontinued operations in China, Zhenfa is not currently providing us with any material services under this agreement. Our activities with Zhenfa under the Sales Service Agreement are subject to the oversight of our Special Committee of Continuing Directors.

Huhui Contract. The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014, with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended for an additional six months due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provided that Huhui’s obligations were contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. The Company received a deposit of RMB7,125 (approximately $1.1 million at the then-current exchange rate) as a deposit (the “Deposit”) from Huhui during the year ended December 31, 2015, which was included in accrued liabilities on our Consolidated Balance Sheets as of December 31, 2017.

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

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us to date for the audit and other services provided by UHY LLP during the fiscal year ended December 31, 2018:

2018
Audit Fees(1)	$216,400
Audit-Related Fees(2)	11,250
Tax Fees	—
All Other Fees(3)	—
Total	$227,650

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements in connection with the statutory and regulatory filings or engagements for the 2018 fiscal year.

(2)	2018 fees represent the aggregate fees billed for an employee benefit plan audit.

(3)	Represents the aggregate fees billed for all products and services provided that are not included under “audit fees”, “audit-related fees or “tax fees”.

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

STR HOLDINGS, INC. (Registrant)

Dated: April 26, 2019	By:	/s/ Robert S. Yorgensen
		Name:	Robert S. Yorgensen
		Title:	Chairman, President and Chief Executive Officer