Form 10-Q
period 2019-03-31
STR HOLDINGS, INC.
filed 2019-05-14
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). YES ☐   NO ☒

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	STRI	OTCQB Market

At April 30, 2019, there were 20,152,029 shares of Common Stock outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three Months Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,536	$5,639
Accounts receivable, trade, less allowances for doubtful accounts of $2,502 and $2,163 in 2019 and 2018, respectively	1,731	2,261
Inventories, net	1,691	1,808
Prepaid expenses	643	501
Other current assets	766	642
Total current assets	10,367	10,851
Property, plant and equipment, net	11,675	10,887
Assets held for sale (Note 6)	5,336	5,336
Other long-term assets	76	75
Total assets	$27,454	$27,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,145	$2,218
Accrued liabilities (Note 7)	1,670	1,348
Income taxes payable	902	900
Due to factor	248	374
Total current liabilities	5,965	4,840
Long-term debt	2,244	—
Deferred tax liabilities	217	306
Total liabilities	8,426	5,146
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 20,153,269 and 20,152,029 issued and outstanding, respectively, in 2019 and 20,153,269 and 20,152,029 issued and outstanding, respectively, in 2018	201	201
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	232,345	232,345
Accumulated deficit	(207,688)	(204,832)
Accumulated other comprehensive loss, net	(5,773)	(5,654)
Total stockholders’ equity	19,028	22,003
Total liabilities and stockholders’ equity	$27,454	$27,149

See accompanying notes to these Condensed Consolidated Financial Statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended March 31,
	2019	2018
Net sales	$1,817	$3,746
Cost of sales	2,829	2,445
Gross (loss) profit	(1,012)	1,301
Selling, general and administrative expenses	1,337	1,692
Research and development expense	194	215
Provision (recovery) for bad debt expense	304	(61)
Operating loss	(2,847)	(545)
Interest expense, net	(1)	(1)
Other (expense) income, net	(25)	1,020
Foreign currency transaction loss	(71)	(56)
(Loss) earnings from operations before income tax (benefit) expense	(2,944)	418
Income tax (benefit) expense from operations	(88)	99
Net (loss) earnings from operations	(2,856)	319
Other comprehensive (loss) earnings:
Foreign currency translation (net of tax effect of $(32) and $45, respectively)	(119)	454
Other (loss) earnings comprehensive	(119)	454
Comprehensive (loss) earnings	$(2,975)	$773
Net (loss) earnings per share (Note 3):
Basic from operations	$(0.14)	$0.02
Basic	$(0.14)	$0.02

Diluted from operations	$(0.14)	$0.02
Diluted	$(0.14)	$0.02
Weighted–average shares outstanding (Note 3):
Basic	20,152,029	19,571,947
Diluted	20,152,029	19,709,356

See accompanying notes to these Condensed Consolidated Financial Statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net (loss) earnings	$(2,856)	$319
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation	167	199
Stock-based compensation expense	—	74
Provision (recovery) for bad debt expense	304	(61)
Provision for deferred taxes	(88)	99
Provision for inventory adjustment	101	—
Customer forfeiture of deposit	—	(990)
Changes in operating assets and liabilities:
Accounts receivable	217	96
Inventories, net	—	65
Other current assets	(122)	212
Accounts payable	689	(548)
Accrued liabilities	333	(62)
Income taxes payable	1	2
Other, net	176	160
Total net cash used in operating activities	(1,078)	(435)

INVESTING ACTIVITIES
Capital investments	(1,183)	(12)
Proceeds from sale of fixed assets	—	225
Total net cash (used in) provided by investing activities	(1,183)	213

FINANCING ACTIVITIES
Proceeds from long-term debt	2,244	—
Factoring arrangement	(119)	(189)
Total net cash provided by (used in) financing activities	2,125	(189)
Effect of exchange rate changes on cash	33	182

Net change in cash and cash equivalents	(103)	(229)
Cash and cash equivalents, beginning of period	5,639	13,499
Cash and cash equivalents, end of period	$5,536	$13,270

See accompanying notes to these Condensed Consolidated Financial Statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements and the related interim information contained within the notes to the Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in STR Holdings, Inc.’s (the “Company”) Annual Report on Form 10–K filed with the SEC on March 27, 2019. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

Liquidity

The Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company’s ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due during the next 12 months. The assessment is based on the relevant conditions that are known or reasonably knowable as of the date of this report.

If the Company does not generate sufficient cash flows from operations or obtain alternative or additional sources of capital to fund operations, the Company will not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically incurred significant losses during its attempts to reduce cash burn, stabilize the existing platform and invest in new areas of growth. As of March 31, 2019, the Company had working capital of approximately $4,402, approximately $800 in outstanding commitments for capital expenditures, and approximately $5,536 of cash available to fund our operations. In March 2019, the Company entered into a term loan in the principal amount of €2,000 (approx. $2,244 as of March 31, 2019) to provide additional liquidity in support of its packaging initiative. See Note 12.

Based on the Company’s projected cash requirements for operations and capital expenditures, its current available cash of approximately $5,536 and its projected 2019 cash flow pursuant to management’s plans, management believes it will have adequate resources to fund operations and capital expenditures for at least the next 12 months. If we are unable to timely complete the sale of our Malaysia facility or execute our strategic plans, our liquidity and capital resources will be adversely affected and we may wind down or cease any or all of our operations. Any wind down or dissolution may be a lengthy, complex and costly process and, in such event, there can be no assurance that there will be any funds available for distribution to stockholders.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is principally derived from the sale and licensing of highly engineered plastic sheet and film products.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 2— SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is presently engaged in discussions of potential modifications to the Agreements with our client that may affect the timing, scope and overall value of the agreement.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term and also requires additional qualitative and quantitative disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. After a thorough assessment, the Company determined that this pronouncement had no impact on its Condensed Consolidated Financial Statements.

There are no other new accounting pronouncements that the Company believes may have a material impact on its Condensed Consolidated Financial Statements.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—(LOSS) EARNINGS PER SHARE

The calculation of basic and diluted net (loss) earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2019	2018
Basic and diluted net (loss) earnings per share
Numerator:
Net (loss) earnings	$(2,856)	$319
Denominator:
Weighted–average shares outstanding	20,152,029	19,571,947
Add:
Dilutive effect of stock options	—	—
Dilutive effect of restricted common stock	—	137,409
Weighted–average shares outstanding with dilution	20,152,029	19,709,356

Net (loss) earnings per share:
Basic	$(0.14)	$0.02
Diluted	$(0.14)	$0.02

Due to the loss from operations for the three months ended March 31, 2019, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2019 and 2018.

NOTE 4—INVENTORIES

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Finished goods	$433	$544
Raw materials	1,363	1,274
Reserve	(105)	(10)
Inventories, net	$1,691	$1,808

NOTE 5—LONG–LIVED ASSETS

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

At March 31, 2019 and December 31, 2018, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—LONG–LIVED ASSETS (Continued)

recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of March 31, 2019. Therefore no impairment was recorded in 2019. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 6—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan that included the closure of its Johor, Malaysia facility effective August 2, 2015. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility. During 2016, the Company entered into a definitive

Purchase and Sale Agreement for the land-use right and the building for a purchase price of RM25,000 (approximately $6,123 as of March 31, 2019). Closing of the transaction was subject to customary conditions to closing of transactions of this type, including the approval of the Johor Port Authority (“JPA”). On July 31, 2017, the Company received a notice from the purchaser purporting to terminate the agreement, alleging that the JPA was seeking to impose certain conditions on the approval of the transfer of the facility to the purchaser that it found unacceptable. The Company was not successful in removing those conditions and the agreement terminated.

On November 1, 2018, the Company received a non-binding letter of intent from a potential buyer for its Johor, Malaysia facility for RM22,500 (approximately $5,400, after realtor fees, as of March 31, 2019) and subsequently entered into a Purchase and Sale Agreement with this buyer effective January 10, 2019. The agreement provides that the closing of the sale is subject to various customary and regulatory approvals and conditions, including the approval of the JPA. The agreement further provides that if the conditions to the closing are not net and the closing does not occur within six months either party may terminate the agreement, although the Company and the buyer expect to sign an amendment to extend the closing window by an additional six months to allow for potential delays in obtaining the necessary approvals. The sale of the property is part of the Company’s focus to reduce its footprint and operating costs.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018 as assets held for sale.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
Salary and wages	$238	$181
Accrued bonus	387	326
Professional fees	317	238
Restructuring severance and benefits (see Note 9)	103	102
Environmental (see Note 8)	57	57
Accrued franchise tax	222	164
Client deposits	265	224
Other	81	56
Total	$1,670	$1,348

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

The Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $0 as of March 31, 2019 and December 31, 2018.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $57 as of March 31, 2019 and December 31, 2018.

Solaria

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A.U. (“Solaria”) against the Company and its Spanish subsidiary, Specialized Technology Resources España, S.A.U. (“STR Spain”), in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that

STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria was seeking approximately €3,300, plus interest, in damages.

A trial was held on April 6, 2017 in Oviedo, Spain. On January 9, 2019, the judge issued a ruling dismissing Solaria’s case, and the appeal period ended on February 8, 2019 with no appeal filed. As a result, no accrual relating to this complaint was recorded as of March 31, 2019 and December 31, 2018 and the Company considers the matter closed.

NOTE 9—COST–REDUCTION ACTIONS

In March 2017, the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize its business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company does not expect any significant asset impairment charges and recorded $112 of severance charges and benefits in cost of sales and $29 of severance charges and benefits in selling, general and administrative expenses during 2017 and $67 of severance charges during 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COST–REDUCTION ACTIONS (Continued)

The restructuring accrual consists of $102 for severance and benefits as of March 31, 2019. A rollforward of the severance and other exit cost accrual activity is as follows:

	March 31, 2019	March 31, 2018
Balance as of beginning of period	$102	$87
Additions	—	67
Reductions	—	(29)
Balance as of end of period	$102	$125

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

•	Level 1-quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of March 31, 2019:

	Financial assets and liabilities at fair value as of March 31, 2019
	Level 1	Level 2	Level 3
Money market funds (1)	$1,266	$—	$—
Non-recurring fair value measurements (2)	$—	$—	$5,336
Total	$1,266	$—	$5,336

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2018:

	Financial assets and liabilities at fair value as of December 31, 2018
	Level 1	Level 2	Level 3
Money market funds (1)	$2,494	$—	$—
Non-recurring fair value measurements (2)	$—	$—	$5,336
Total	$2,494	$—	$5,336

_________________

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.
(2)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 6 for further information.

NOTE 11—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, STR Spain, entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing and Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 (approximately $1,683 as of March 31, 2019), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of March 31, 2019 and December 31, 2018 the Company has recorded $248 and $374, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—LONG-TERM DEBT

On March 13, 2019, the Company’s wholly owned subsidiary, STR Spain, entered into a Loan with Mortgage Guarantee (the “Loan Agreement”) with the Regional Society of Promotion of the Principality of Asturias, SA (the “Lender”), for a term loan (the “Loan”) in the aggregate principal amount of a €2,000 ($2,244 as of March 31, 2019). STR Spain is required to use the loan proceeds to help finance the launch and operation of its food packaging business. The Loan matures on December 31, 2025, with principal due and payable in equal quarterly installments of €100 each, commencing on March 31, 2021. Interest, which is payable quarterly in arrears, accrues at the annual EURIBOR rate (as such term is defined in the Loan agreement) plus an applicable margin. During the first two years, the applicable margin is 2%, and thereafter increases by 1% per year until the applicable margin is 5% in the fifth year of the Loan. The Loan may be prepaid at any time without premium or penalty. The Loan is secured by a mortgage of STR Spain’s business and certain facilities, and contains customary covenants, including a covenant prohibiting STR Spain from making distributions to the Company, as sole shareholder, without the prior approval of the Lender. In connection with the Loan, the Company has separately agreed to provide STR Spain with resources to support the Loan and the continuity of the packaging initiative.

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

The TCJA subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. In 2018, the Company made the election to use the period cost method and will treat taxes due related to GILTI as a current-period expense when incurred. As of March 31, 2019, the Company does not anticipate a GILTI inclusion for the taxable year.

During the three months ended March 31, 2019, the Company recorded an income tax benefit of $88 resulting in an effective tax rate of 3.0%. This effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2019 are as follows:

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Loss	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	20,152,029	$201	1,240	$(57)	$232,345	$(5,654)	$(204,832)	$22,003
Net earnings	—	—	—	—	—	—	(2,856)	(2,856)
Foreign currency translation, net of tax	—	—	—	—	—	(119)	—	(119)
Balance at March 31, 2019	20,152,029	$201	1,240	$(57)	$232,345	$(5,773)	$(207,688)	$19,028

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2019, there were 20,153,269 shares issued and 20,152,029 shares outstanding of common stock. Each share of common stock is entitled to one vote per share.

NOTE 15—STOCK–BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from date of grant. There were 317,323 shares available for grant under the 2009 Plan as of March 31, 2019.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK–BASED COMPENSATION (Continued)

The following table summarizes the options activity under the Company’s 2009 Plan for the three months ended March 31, 2019:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2018	1,121,332	$1.52	—	$0.99	$—
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	—	$—	—	$—	$—
Balance at March 31, 2019	1,121,332	$1.52	5.86	$0.99	$—
Vested and exercisable as of March 31, 2019	1,121,332	$1.52	5.86	$0.99	$—
Vested and exercisable as of March 31, 2019 and expected to vest thereafter	1,121,332	$1.52	5.86	$0.99	$—

_________________

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.32 of the Company’s common stock on March 31, 2019 (to the extent that the closing stock price exceeds the exercise price).

As of March 31, 2019, there was $0 of unrecognized compensation cost related to outstanding stock option awards. The Company did not receive any proceeds related to the exercise of stock options for the year ended March 31, 2019.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Income (Loss) categories for operations:

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative expense	$—	$74
Total stock-based compensation expense	$—	$74

NOTE 16—GEOGRAPHICAL INFORMATION

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—GEOGRAPHICAL INFORMATION (Continued)

Operations by Geographic Area

	Three Months Ended March 31,
	2019	2018
Net Sales
Spain	$816	$1,476
United States	455	1,814
India	546	426
China	—	30
Total Net Sales	$1,817	$3,746

Long–Lived Assets by Geographic Area

	March 31, 2019	December 31, 2018
Long-Lived Assets
United States	$1,146	$1,180
Spain	10,529	9,707
China	—	—
Hong Kong	—	—
Total Long–Lived Assets	$11,675	$10,887

Foreign sales are based on the country in which the sales originated. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2019 was $822. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended March 31, 2018 was $2,176.

Accounts receivable from two customers amounted to $2,158 as of March 31, 2019 and accounts receivable from one customer amounted to $2,051 as of December 31, 2018.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 17—RELATED PARTIES (Continued)

Huhui did not complete its 30 day production run as contemplated under the Supply Agreement and on March 27, 2018, following the approval of the Company’s Special Committee of Continuing Directors, STR China entered into an agreement to terminate the Supply Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement,

Huhui agreed that STR China would retain the Deposit, and each of Huhui and STR China agreed to release the other from any liability or further obligations under the Supply Agreement. The Company recognized the full amount of the deposit as other income on the Condensed Consolidated Statement of Comprehensive Income (Loss) in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A,—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Developments

Liquidity Needs. We continue to incur substantial losses. We incurred net losses of $2.9 million for the three months ended March 31, 2019 and $5.8 million for the year ended December 31, 2018. As of March 31, 2019, our principal source of liquidity was $5.5 million of cash. In addition, our credit facilities are limited to our factoring arrangement in Spain and a €2.0 million economic development loan received in March 2019 from the regional government of Asturias, Spain. Unless and until our operating results improve, we do not expect that we will be able to obtain traditional bank debt. Furthermore, tight credit in the solar manufacturing industry may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels. We have recently entered into an agreement for the sale of our Johor, Malaysia facility for RM22.5 million (approximately $5.4 million, after realtor fees, as of March 31, 2019). The sale is subject to customary closing conditions, including the timely approval of the sale by the Johor Port Authority, and we cannot assure that we will be able to obtain the requisite approvals or that the sale will take place on a timely basis, if at all. If we do not generate sufficient cash flows from operations or obtain alternative or additional sources of capital to fund operations, we will not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs. This raises substantial doubt about our ability to continue as a going concern. If we are unable to timely complete the sale of our Malaysia facility or execute our strategic plans described in further detail herein, our liquidity and capital resources will be adversely affected and we may wind down or cease any or all of our operations. Any wind down or dissolution may be a lengthy, complex and costly process and, in such event, there can be no assurance that there will be any funds available for distribution to stockholders.

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

Under the equipment purchase agreements, the Purchaser agreed to pay us up to an aggregate of $6.0 million. Billing and payment under the Agreements follows a schedule involving certain milestones relating to the qualification of the Encapsulant and installation, acceptance and operation of the Equipment. We received the initial payment of $1.8 million during the first quarter of 2018. For revenue recognition purposes under Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (ASC 606), $1.8 million was recorded as revenue during the first quarter of 2018 as initial performance obligations were satisfied. See Note 2 to the Condensed Consolidated Financial Statements.

The next milestone under the equipment purchase agreement, for which an additional $1.8 million would be due, is the completion of product qualification for the product being licensed. We have completed our testing of the product. However, the Purchaser is in default of its obligation under the equipment purchase agreement to diligently and in good faith pursue completion of the production qualification within 120 days of receipt of the product sample, and has entered into discussions with us to modify the Agreements. Such discussions include a proposal for the parties to enter into a more traditional customer relationship, whereby we would serve as an encapsulant manufacturer and supplier to the Purchaser. Such arrangement would also require successful completion of product qualification. We cannot assure that the parties will enter into an alternative arrangement, or that, if entered into, such alternative arrangement will be on terms favorable to us. We also cannot assure that we will be able to meet the Purchaser’s product qualification standards under the original or any modified arrangement. If we are not otherwise successful in negotiating an alternative arrangement, and the Purchaser does not complete its product qualification or otherwise fulfill its obligations under the Agreements, we intend to explore our legal remedies against the Purchaser. Due to the inherent uncertainties in pursing any such remedies, and the associated costs, expense and diversion of management time and resources, any ongoing dispute with the Purchaser could adversely affect our results of operations and cash flow.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 27, 2019.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net sales	$1,817	$3,746
Cost of sales	2,829	2,445
Gross (loss) profit	(1,012)	1,301
Selling, general and administrative expenses	1,337	1,692
Research and development expense	194	215
Provision (recovery) for bad debt expense	304	(61)
Operating loss	(2,847)	(545)
Interest expense, net	(1)	(1)
Other (expense) income, net	(25)	1,020
Foreign currency transaction loss	(71)	(56)
(Loss) earnings from operations before income tax (benefit) expense	(2,944)	418
Income tax (benefit) expense from operations	(88)	99
Net (loss) earnings from operations	$(2,856)	$319

Net Sales

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$1,817	100.0%	$3,746	100%	$(1,929)	(51.5)%

The decrease in net sales for the three months ended March 31, 2019 compared to the corresponding period in 2018 was driven by recognition of $1.8 million related to completed performance obligations under the equipment purchase agreement and the technology license agreement in 2018 combined with a $0.2 million reduction in encapsulant sales. The decrease in encapsulant sales was primarily attributable to an approximate 16% decrease in our average selling price (“ASP”) that was partially offset by an approximate 7% increase in sales volume.

The volume improvement was primarily driven by significant volume increases in India through our tolling partner and in the U.S., partially offset by a decrease in volume in Spain primarily due to the further weakening of the European module manufacturing environment. The decrease in ASP was primarily attributable to our lower priced sales in India.

Cost of Sales

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$2,829	155.7%	$2,445	65.3%	$384	15.7%

The increase in our cost of sales for the three months ended March 31, 2019 compared to the corresponding period in 2018 was primarily driven by a 7% increase in encapsulant sales volume combined with an approximate 18% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 12% decrease in paperless sales mix. Direct labor decreased by $0.1 million partially attributable to the sales volume decrease in Spain. Overhead costs decreased by $0.2 million primarily due to continued cost-reduction actions.

Gross (Loss) Profit

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross (loss) profit	$(1,012)	(55.7)%	$1,301	34.7%	$(2,313)	(177.8)%

Gross (loss) profit as a percentage of net sales declined for the three months ended March 31, 2019 compared to the corresponding period in 2018 mainly as a result of recognition of $1.8 million related to completed performance obligations under the equipment purchase agreement and the technology license agreement during 2018.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,337	73.6%	$1,692	45.2%	$(355)	(21.0)%

SG&A decreased by $0.4 million for the three months ended March 31, 2019 compared to 2018. This decrease was primarily driven by a $0.2 million decrease in professional fees, a $0.1 million decrease in non-cash stock compensation expense and a $0.1 million decrease in restructuring charges.

Research and Development Expense (“R&D”)

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Research and development expense	$194	10.7%	$215	5.7%	$(21)	(9.8)%

Research and development expense decreased by less than $0.1 million for the three months ended March 31, 2019 compared to 2018, mainly due to activities related to our entrance into the packaging business in 2018.

Provision (recovery) for Bad Debt Expense

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision (recovery) for bad debt expense	$304	16.7%	$(61)	(1.6)%	$365	598.4%

The provision for bad debt expense for the three months ended March 31, 2019 primarily related to the aging of accounts receivable under our policy, primarily in the U.S and India.

The recovery for bad debt expense recorded during the three months ended March 31, 2018 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

Other (Expense) Income

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other (expense) income	$(25)	1.4%	$1,020	27.2%	$(1,045)	(102.5)%

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

Foreign Currency Transaction Loss

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction loss	$(71)	(3.9)%	$(56)	(1.5)%	$(15)	(26.8)%

The foreign currency transaction impact was a loss of less than $0.1 million for the three months ended March 31, 2019 and March 31, 2018. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain and China facilities.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$(88)	(4.8)%	$99	2.6%	$(187)	(188.9)%

During the three months ended March 31, 2019, we recorded an income tax benefit of $0.1 million, resulting in an effective tax rate of 3.0%. This effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

During the three months ended March 31, 2018, we recorded an income tax expense of $0.1 million, resulting in an effective tax rate of 23.7%. This effective tax rate for the three months ended March 31, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

Cost-Reduction Actions

On March 7, 2017 we made the decision to wind down our China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize our business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, we recorded $0.1 million of severance charges during the first quarter of 2017 and the first quarter of 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

In June 2018, we eliminated certain positions at our Spain facility effective June 18, 2018. We recorded $0.6 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during 2018.

A roll-forward of the severance and other exit cost accrual activity is as follows:

	March 31, 2019	March 31, 2018
Balance as of beginning of year	$0.1	$0.1
Additions	—	0.1
Reductions	—	(0.1)
Balance as of end of period	$0.1	$0.1

The restructuring accrual consists of $0.1 million and $0.1 million for severance and benefits as of March 31, 2019 and 2018, respectively.

Financial Condition, Liquidity and Capital Resources

We continue to incur substantial losses. We incurred net losses of $2.9 million and $5.8 million for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively. As of March 31, 2019, our principal source of liquidity was $5.5 million of cash. In addition, our credit facilities are limited to our factoring arrangement in Spain and a €2.0 million economic development loan received in March 2019 from the regional government of Asturias, Spain. Unless and until our operating results improve, we do not expect that we will be able to obtain traditional bank financing. Furthermore, tight credit in the solar manufacturing industry may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels. We have recently entered into an agreement for the sale of our Johor, Malaysia facility for RM22.5 million (approximately $5.4 million, after realtor fees, as of March 31, 2019). The sale is subject to customary closing conditions, including the timely approval of the sale by the Johor Port Authority, and we cannot assure that we will be able to obtain the requisite approvals or that the sale will take place on a timely basis, if at all. If we are unable to timely complete the sale of our Malaysia facility, or execute our strategic plans, our liquidity and capital resources will be adversely affected and we may wind down or cease any or all of our operations. Any wind down or dissolution may be a lengthy, complex and costly process and, in such event, there can be no assurance that there will be any funds available for distribution to stockholders.

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

Our wholly owned Spanish subsidiary, Specialized Technology Resources España, S.A.U. (“STR Spain”), has a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.7 million as of March 31, 2019), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The agreement renews annually unless terminated by either party with 90 days prior written notice. As of March 31, 2019, €0.2 million (approximately $0.2 million as of March 31, 2019) was outstanding, and €1.3 million (approximately $1.5 million as of March 31, 2019) was available (subject to receivables then outstanding) under the factoring agreement.

On November 1, 2018, we received a non-binding letter of intent from a potential buyer for our Malaysia facility for RM22.5 million (approximately $5.4 million, after realtor fees, as of March 31, 2019) and subsequently entered into a Purchase and Sale Agreement with this buyer effective January 10, 2019. The agreement provides that the closing of the sale is subject to various customary and regulatory approvals and conditions, including the approval of the Johor Port Authority. The agreement further provides that if the conditions to the closing are not met and the closing does not occur within six months, either party may terminate the agreement, although the Company and the buyer expect to sign an amendment to extend the closing window an additional six months to allow for potential delays in obtaining the necessary approvals.

In the fourth quarter of 2017, the Company initiated a significant investment through STR Spain to enter the high-end food packaging business. This ongoing investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. We have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds were available to the Company only if we invested in new plastics manufacturing equipment. We were advised by our insurer that our investment qualified for reimbursement under the terms of our policy and, accordingly, they have paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. Our U.S. entity also received an additional $1.8 million reimbursement during 2018 as we continued to make qualifying capital investment under the packaging project. On March 13, 2019, STR Spain also obtained a €2.0 million ($2.2 million as of March 31, 2019) loan (the “STR Spain Loan”) from the regional government of Asturias, Spain to further support the project. STR Spain is required to use the loan proceeds to help finance the launch and operation of its food packaging products business. The STR Spain Loan matures on December 31, 2025, with principal due and payable in equal quarterly installments of €0.1 million each, commencing on March 31, 2021. Interest, which is payable quarterly in arrears, accrues at the annual EURIBOR rate (as such term is defined in the loan agreement) plus an applicable margin. During the first two years, the applicable margin is 2%, and thereafter increases by 1% per year until the applicable margin is 5% in the fifth year of the loan. The loan may be prepaid at any time without premium or penalty. The loan is secured by a mortgage of STR Spain’s business and certain facilities, and contains customary covenants, including a covenant prohibiting STR Spain from making distributions to us, as sole shareholder, without the prior approval of the lender. In connection with the STR Spain Loan, we have also agreed to provide STR Spain with resources to support the loan and the continuity of the packaging initiative.

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

Our cash and cash equivalents balance is located in the following geographies (dollars in thousands):

March 31, 2019

United States	$2,674
Spain	2,372
Malaysia	100
China	305
Hong Kong	85
India	1
Consolidated	$5,536

Due to the difficulty repatriating cash to the U.S., among other factors, we may have limited access to the $0.3 million of cash located in China for use outside the country. In addition, the STR Spain Loan prohibits STR Spain from distributing cash to us without the consent of the lender. In 2017 we applied for, and received approval for, a reduction of the registered capital associated with STR China, enabling us to move $5.0 million out of China. In 2018, we received a further reduction of $3.0 million that was used to settle intercompany loans ultimately flowing back to the United States.

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

Cash Flows

Cash Flow from Operating Activities from Operations

Net cash used in operating activities from operations was $1.1 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018. Net loss plus and minus non-cash adjustments (“cash loss”) declined by $2.0 million for the three months ended March 31, 2019 compared to the same period in 2018. This decline was primarily driven by the receipt of the initial payment of $1.8 million under the equipment purchase agreement and the technology license agreement during 2018.

Cash Flow from Investing Activities from Operations

Net cash used in investing activities was $1.2 million and net cash provided by investing activities was $0.2 million for the three months ended March 31, 2019 and 2018, respectively. We expect remaining 2019 consolidated capital expenditures to be approximately $0.8 million related to the high-end food packaging equipment.

Cash Flow from Financing Activities from Operations

Net cash provided by financing activities was $2.1 million and net cash used in financing activities was $0.2 million for the three months ended March 31, 2019 and 2018, respectively, primarily due to funds received by our Spanish entity related to the STR Spain Loan.

Off-Balance Sheet Arrangements

We have no significant off–balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first three months of 2019, we were not materially affected by inflation.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In October 2016, a complaint was filed by Solaria Energia y Medio Ambiente S.A. (“Solaria”) against the Company and its Spanish subsidiary, STR Spain, in the Court of the First Instance No. 8 in Oviedo, Spain, relating to a product quality claim in connection with a non-encapsulant product that STR Spain purchased from a vendor in 2005 and 2006 and resold to Solaria. The Company stopped selling this product in 2006. Solaria was seeking approximately €3.3 million (approximately $3.7 million as of March 31, 2019), plus interest, in damages. A trial was held on April 6, 2017, in Oviedo, Asturias, Spain. On January 9, 2019, the judge issued a ruling dismissing Solaria’s case, and the appeal period ended on February 8, 2019 with no appeal filed. The Company now considers the matter closed.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 5. Other Information

None.

Item 6. Exhibits

*10.1	English translation of Mortgage Loan, dated as of March 20, 2019, by and between Specialized Technology Resources España, S.A. and Sociedad Regional de Promoción del Principado de Asturias, S.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2019 and incorporated herein by reference).

*10.2	English translation of Comfort Letter, dated as of January 8, 2019, by and between Specialized Technology Resources, S.A.U. and Sociedad Regional de Promoción del Principado de Asturias, S.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2019 and incorporated herein by reference).

*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)

Date: May 14, 2019	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President & Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

