Form 10-Q
period 2019-06-30
STR HOLDINGS, INC.
filed 2019-08-14
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

At July 31, 2019, there were 20,152,029 shares of Common Stock outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,969	$5,639
Accounts receivable, trade, less allowances for doubtful accounts of $2,955 and $2,163 in 2019 and 2018, respectively	1,450	2,261
Inventories, net	1,150	1,808
Prepaid expenses	689	501
Other current assets	532	642
Total current assets	5,790	10,851
Property, plant and equipment, net	11,616	10,887
Assets held for sale (Note 6)	5,336	5,336
Other long-term assets	87	75
Total assets	$22,829	$27,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,195	$2,218
Accrued liabilities (Note 7)	1,806	1,348
Income taxes payable	903	900
Due to factor	209	374
Total current liabilities	4,113	4,840
Long-term debt	2,274	—
Deferred tax liabilities	—	306
Total liabilities	6,387	5,146
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 20,153,269 and 20,152,029 issued and outstanding, respectively, in 2019 and 20,153,269 and 20,152,029 issued and outstanding, respectively, in 2018	201	201
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	232,345	232,345
Accumulated deficit	(210,265)	(204,832)
Accumulated other comprehensive loss, net	(5,782)	(5,654)
Total stockholders’ equity	16,442	22,003
Total liabilities and stockholders’ equity	$22,829	$27,149

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,701	$2,515	$3,518	$6,261
Cost of sales	2,613	3,490	5,442	5,935
Gross (loss) profit	(912)	(975)	(1,924)	326
Selling, general and administrative expenses	1,225	1,380	2,562	3,072
Research and development expense	189	190	383	405
Provision for bad debt expense	486	67	790	6
Operating loss	(2,812)	(2,612)	(5,659)	(3,157)
Interest (expense) income, net	(11)	16	(12)	15
Other (expense) income, net	(44)	183	(69)	1,203
Gain (loss) on disposal of fixed assets	1	(383)	1	(383)
Foreign currency transaction gain (loss)	71	(106)	—	(162)
Loss before income tax (benefit) expense	(2,795)	(2,902)	(5,739)	(2,484)
Income tax (benefit) expense	(218)	172	(306)	271
Net loss	$(2,577)	$(3,074)	$(5,433)	$(2,755)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $16, $(81), $(17) and $(36), respectively)	(9)	(542)	(128)	(88)
Other comprehensive loss	(9)	(542)	(128)	(88)
Comprehensive loss	$(2,586)	$(3,616)	$(5,561)	$(2,843)
Net loss per share (Note 3):
Basic	$(0.13)	$(0.16)	$(0.27)	$(0.14)

Diluted	$(0.13)	$(0.16)	$(0.27)	$(0.14)
Weighted–average shares outstanding (Note 3):
Basic	20,152,029	19,669,353	20,152,029	19,607,204
Diluted	20,152,029	19,669,353	20,152,029	19,607,204

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(5,433)	$$(2,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	422	383
Stock–based compensation expense	—	161
(Gain) loss on disposal of property, plant and equipment	(1)	383
Provision for bad debt expense	790	6
(Benefit) provision for deferred taxes	(306)	271
Customer forfeiture of deposit	—	(940)
Changes in operating assets and liabilities:
Accounts receivable	15	(637)
Inventories, net	653	(269)
Other current assets	108	860
Accounts payable	(1,293)	244
Accrued liabilities	460	67
Income taxes payable	3	4
Other, net	88	150
Total net cash used in operating activities	(4,494)	(2,072)

INVESTING ACTIVITIES
Capital investments	(1,230)	(36)
Proceeds from sale of fixed assets	1	238
Total net cash (used in) provided by investing activities	(1,229)	202

FINANCING ACTIVITIES
Proceeds from long-term debt	2,228	—
Factoring arrangement	(161)	(46)
Total net cash provided by (used in) financing activities	2,067	(46)

Effect of exchange rate changes on cash	(14)	127

Net change in cash and cash equivalents	(3,670)	(1,789)
Cash and cash equivalents, beginning of period	5,639	13,499
Cash and cash equivalents, end of period	$1,969	$11,710

See accompanying notes to these condensed consolidated financial statements

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements and the related interim information contained within the notes to the Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and quarterly reports on the Form 10-Q. Accordingly, they do not include all of the information and the notes required for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in STR Holdings, Inc.’s (the “Company”) Annual Report on Form 10–K filed with the SEC on March 27, 2019, as amended on April 26, 2019. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results.

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

The Company has historically incurred significant losses during its attempts to reduce cash burn, stabilize the existing platform and invest in new areas of growth. As of June 30, 2019, the Company had working capital of approximately $1,677, approximately $400 in outstanding commitments for capital expenditures, and approximately $1,969 of cash available to fund its operations. In March 2019, the Company’s Spanish subsidiary entered into a term loan in the principal amount of €2,000 (approx. $2,274 as of June 30, 2019) to provide additional liquidity in support of its packaging initiative. See Note 12.

Based on the Company’s projected cash requirements for operations and capital expenditures, its current available cash of approximately $1,969 and its projected 2019 cash flow pursuant to management’s plans (which includes the completion of the sale of the Company’s Malaysian facility by the end of the fiscal year), management believes it will have adequate resources to fund operations and capital expenditures for at least the next 12 months. If the Company is unable to timely complete the sale of its Malaysia facility or execute its strategic plans, its liquidity and capital resources will be adversely affected and the Company may wind down or cease any or all of its operations. Any wind down or dissolution may be a lengthy, complex and costly process and, in such event, there can be no assurance that there will be any funds available for distribution to stockholders.

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

In the specific case of the Equipment Purchase Agreement and a Technology License Agreement (collectively, the “Original Agreements”) signed on January 16, 2018 for an aggregate transaction price of $6,000, the Company will purchase from a third party specialized equipment (the “Equipment”) for the production of one of the Company’s proprietary encapsulants (the “Encapsulant”), resell the Equipment to the customer, install the Equipment at a facility of the customer and train the customer’s personnel in the Equipment’s use. Under the Technology and License Agreement, the Company has granted the customer the right to use the formula for the Encapsulant and certain of the Company’s production techniques to make or have made the Encapsulant for use in photovoltaic (PV) modules manufactured by the customer. For revenue recognition purposes, the Company defines the following three distinct major performance obligations of the Agreements and the corresponding transaction price allocated to those performance obligations:

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

The Company also assessed whether it was acting in a principal or agent role in each performance obligation of the Original Agreements. In all obligations, the Company determined it was acting in the role of principal and therefore revenue is recognized on a gross basis.

On July 29, 2019 the Company entered into certain new agreements with respect to the Original Agreements. See Note 18.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 3—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted net loss per share
Numerator:
Net loss	$(2,577)	$(3,074)	$(5,433)	$(2,755)
Denominator:
Weighted–average shares outstanding	20,152,029	19,669,353	20,152,029	19,607,204
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	20,152,029	19,669,353	20,152,029	19,607,204

Net loss per share:
Basic	$(0.13)	$(0.16)	$(0.27)	$(0.14)
Diluted	$(0.13)	$(0.16)	$(0.27)	$(0.14)

Due to the net loss for the three and six months ended June 30, 2019 and 2018, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and six months ended June 30, 2019 and 2018.

NOTE 4—INVENTORIES

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Finished goods	$155	$544
Raw materials	1,123	1,274
Reserve	(128)	(10)
Inventories, net	$1,150	$1,808

NOTE 5—LONG-LIVED ASSETS

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 5—LONG–LIVED ASSETS (Continued)

At June 30, 2019 and December 31, 2018, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company believes its property, plant and equipment carrying value was recoverable and depreciable lives were appropriate as of June 30, 2019. Therefore no impairment was recorded in 2019. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 6—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan, effective August 2, 2015, that included the closure of its Johor, Malaysia facility. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility.

On November 1, 2018, the Company received a non-binding letter of intent from a potential buyer for its Johor, Malaysia facility for RM22,500 (approximately $5,336, after realtor fees, as of June 30, 2019) and subsequently entered into a Purchase and Sale Agreement with this buyer effective January 10, 2019. The agreement provides that the closing of the sale is subject to various customary and regulatory approvals and conditions, including the approval of the Johor Port Authority. The agreement further provides that if the closing did not occur within six months either party may terminate the agreement, however the Company and the buyer have agreed to extend the closing window by an additional six months to allow for potential delays in obtaining the necessary approvals. The sale of the property is part of the Company’s focus to reduce its footprint and operating costs.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018 as assets held for sale.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
Salaries and wages	$343	$181
Accrued bonus	500	326
Professional fees	362	238
Restructuring severance and benefits (see Note 9)	89	102
Environmental (see Note 8)	57	57
Accrued franchise tax	136	164
Client deposits	197	224
Other	122	56
Total accrued liabilities	$1,806	$1,348

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

The Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $0 as of June 30, 2019 and December 31, 2018.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $57 as of June 30, 2019 and December 31, 2018.

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

A trial was held on April 6, 2017 in Oviedo, Spain. On January 9, 2019, the judge issued a ruling dismissing Solaria’s case, and the appeal period ended on February 8, 2019 with no appeal filed. As a result, no accrual relating to this complaint was recorded as of June 30, 2019 and December 31, 2018 and the Company considers the matter closed.

NOTE 9—COST-REDUCTION ACTIONS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 9—COST-REDUCTION ACTIONS (Continued)

The restructuring accrual consists of $89 for severance and benefits as of June 30, 2019. A rollforward of the severance and other exit cost accrual activity is as follows:

	June 30, 2019	June 30, 2018
Balance as of beginning of year	$102	$87
Additions	—	722
Reductions	(13)	(707)
Balance as of end of period	$89	$102

NOTE 10—FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1-quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2-unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
•	Level 3-unobservable inputs that are not corroborated by market data.

The following table provides the fair value measurements of applicable financial assets and liabilities as of June 30, 2019:

	Financial assets and liabilities at fair value as of June 30, 2019
	Level 1	Level 2	Level 3

Money market funds (1)	$758	$—	$—
Non-recurring fair value measurements (2)	—	—	5,336
Total	$758	$—	$5,336

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2018:

	Financial assets and liabilities at fair value as of December 31, 2018
	Level 1	Level 2	Level 3

Money market funds (1)	$2,494	$—	$—
Non-recurring fair value measurements (2)	—	—	5,336
Total	$2,494	$—	$5,336

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.
(2)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 6 for further information.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 11—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, STR Spain, entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing and Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 (approximately $1,706 as of June 30, 2019), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of June 30, 2019 and December 31, 2018 the Company has recorded $209 and $374, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

NOTE 12—LONG-TERM DEBT

On March 13, 2019, the Company’s wholly owned subsidiary, STR Spain, entered into a Loan with Mortgage Guarantee (the “Loan Agreement”) with the Regional Society of Promotion of the Principality of Asturias, SA (the “Lender”), for a term loan (the “Loan”) in the aggregate principal amount of a €2,000 ($2,274 as of June 30, 2019). STR Spain is required to use the loan proceeds to help finance the launch and operation of its food packaging business. The Loan matures on December 31, 2025, with principal due and payable in equal quarterly installments of €100 each, commencing on March 31, 2021. Interest, which is payable quarterly in arrears, accrues at the annual EURIBOR rate (as such term is defined in the Loan agreement) plus an applicable margin. During the first two years, the applicable margin is 2%, and thereafter increases by 1% per year until the applicable margin is 5% in the fifth year of the Loan. The Loan may be prepaid at any time without premium or penalty. The Loan is secured by a mortgage of STR Spain’s business and certain facilities, and contains customary covenants, including a covenant prohibiting STR Spain from making distributions to the Company, as sole shareholder, without the prior approval of the Lender. In connection with the Loan, the Company has separately agreed to provide STR Spain with resources to support the Loan and the continuity of the packaging initiative.

NOTE 13—INCOME TAXES

During the three and six months ended June 30, 2019, the Company recorded an income tax benefit of $218 and $306 resulting in an effective tax rate of 7.8% and 5.3%, respectively. This effective tax rate for the three months ended June 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

During the three and six months ended June 30, 2018, the Company recorded an income tax expense of $172 and $271 resulting in an effective tax rate of (5.9%) and (10.9%), respectively. This effective tax rate for the three months ended June 30, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

NOTE 14—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2019 are as follows:

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Loss	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	20,152,029	$201	1,240	$(57)	$232,345	$(5,654)	$(204,832)	$22,003
Net earnings	—	—	—	—	—	—	(5,433)	(5,433)
Foreign currency translation, net of tax	—	—	—	—	—	(128)	—	(128)
Balance at June 30, 2019	20,152,029	$201	1,240	$(57)	$232,345	$(5,782)	$(210,265)	$16,442

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2019, there were 20,153,269 shares issued and 20,152,029 shares outstanding of common stock. Each share of common stock is entitled to one vote per share.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 15—STOCK-BASED COMPENSATION

On November 6, 2009, the Company’s Board of Directors approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) which became effective on the same day. Effective May 14, 2013, the 2009 Plan was amended to increase the number of shares subject to the Plan. As a result, a total of 4,133,133 shares of common stock are reserved for issuance under the 2009 Plan. The 2009 Plan is administered by the Board of Directors or any committee designated by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The 2009 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, “options,” stock appreciation rights, shares of restricted stock, or “restricted stock,” rights to dividend equivalents and other stock-based awards, collectively, the “awards.” The Board of Directors or the committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from date of grant. There were 317,323 shares available for grant under the 2009 Plan as of June 30, 2019.

The following table summarizes the options activity under the Company’s 2009 Plan for the six months ended June 30, 2019:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2018	1,121,332	$1.52	—	$0.99	$—
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Cancelled/forfeited	—	$—	—	$—	$—
Balance at June 30, 2019	1,121,332	$1.52	5.61	$0.99	$—
Vested and exercisable as of June 30, 2019	1,121,332	$1.52	5.61	$0.99	$—
Vested and exercisable as of June 30, 2019 and expected to vest thereafter	1,121,332	$1.52	5.61	$0.99	$—

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.18 of the Company’s common stock on June 30, 2019 (to the extent that the closing stock price exceeds the exercise price).

As of June 30, 2019, there was $0 of unrecognized compensation cost related to outstanding stock option awards. The Company did not receive any proceeds related to the exercise of stock options for the six months ended June 30, 2019.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative expense	$—	$88	$—	$161
Total stock-based compensation expense	$—	$88	$—	$161

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

Operations by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales
Spain	$850	$1,906	$1,665	$3,382
United States	532	131	988	1,945
India	319	478	865	904
China	—	—	—	30
Total Net Sales	$1,701	$2,515	$3,518	$6,261

Long-Lived Assets by Geographic Area

	June 30,	December 31,
	2019	2018
Long-Lived Assets
United States	$1,117	$1,180
Spain	10,499	9,707
Total Long-Lived Assets	$11,616	$10,887

Foreign sales are based on the country in which the sales originated. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2019 were $830. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2019 were $1,483. Net sales to four of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended June 30, 2018 were $1,401. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the six months ended June 30, 2018 were $1,444.

Accounts receivable from two customers amounted to $2,245 as of June 30, 2019 and accounts receivable from one customer amounted to $2,051 as of December 31, 2018.

NOTE 17—RELATED PARTY TRANSACTION

Huhui Supply Agreement

The Company’s Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”) entered into a supply agreement (the “Huhui Supply Agreement”) dated as of December 31, 2014 with Zhangjiagang Huhui Segpv Co. Ltd ("Huhui"), a solar module manufacturer and an affiliate of Zhenfa. Pursuant to the Huhui Supply Agreement, STR China agreed to supply Huhui with the Company's encapsulant products and Huhui agreed (i) to purchase not less than 535 MW worth of encapsulants (the “Minimum Amount”) during each contract year, (ii) to pay the Company a deposit equal to 10% of the Minimum Amount, and (iii) not to purchase encapsulant products from other encapsulant manufacturers. The initial term of the Huhui Supply Agreement was for one year; however, such initial term was extended due to failure by Huhui to purchase the Minimum Amount at the end of the first year anniversary of the effective date of the Huhui Supply Agreement. The Huhui Supply Agreement further provided that Huhui’s obligations were contingent (unless otherwise provided in the agreement) upon (i) the delivery by STR China of an initial shipment of products in accordance with the specifications and (ii) the qualification of the products by Huhui during a sample production run of not less than 30 days. As of December 31, 2017, Huhui had not commenced the sample production run. The Huhui Supply Agreement automatically renewed for additional one year terms if either party failed to notify the other party at least 90 days prior to the end of the then current term that it was electing to terminate the agreement. The Company believes that the terms and conditions set forth in the Huhui Agreement at that time were fair and reasonable to the Company. The Company received $1,148 as a deposit (the “Deposit”) from Huhui during the year ended December 31, 2015, which was included in accrued liabilities on the Condensed Consolidated Balance Sheets.

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

NOTE 18—SUBSEQUENT EVENT

As noted herein, on January 16, 2018, the Company entered into the Original Agreements with the Purchaser having an aggregate transaction price of $6,000. In connection therewith, the Purchaser paid the Company $1,750 in the first quarter of 2018, following the Company’s satisfaction of the first performance milestone relating to the delivery of certain licensed technology to the Purchaser. The Company and the Purchaser (the “Parties”) then progressed to the satisfaction of another key milestone, qualification of the Company’s Encapsulants within Purchaser’s solar modules, before proceeding to the purchase of the Equipment.

In the fourth quarter of 2018, the Purchaser entered into negotiations with the Company aimed at converting the Original Agreements into a more customary supply arrangement, such that the Company, rather than the Purchaser, would purchase the required Equipment and produce Encapsulants for purchase by the Purchaser. During this time, the Parties substantially suspended their obligations under the Original Agreements while negotiations over terms of a new supply agreement took place.

On July 29, 2019, the Parties entered into new agreements (the “New Agreements”) which included: (i) the agreement by Purchaser of $2,000 due to the Company for work performed under the Original Agreements prior to their suspension, which was received in July 2019, (ii) the termination of the Equipment Purchase Agreement to effectively cancel any obligation of the Company to acquire Encapsulant manufacturing equipment for resale to the Purchaser, (iii) the modification of the Technology License Agreement to preserve certain rights for the Purchaser to use the proprietary Encapsulant developed for Purchaser, and (iv) the execution of a Supply Agreement (the “Supply Agreement”) for the Company’s Encapsulant.

The Supply Agreement includes a take-or-pay provision under which (i) the Purchaser must purchase a minimum quarterly volume or if not so purchased must compensate the Company for a percentage of the value of the volume shortfall, and (ii) the Company must provide a minimum supply quantity or if not so provided must compensate the Purchaser for added costs if required to obtain alternate sourcing. The Supply Agreement provides for a fixed price for Encapsulants supplied during 2020, subject to certain performance criteria, then allows price to be adjusted quarterly based on increases or decreases in the cost of raw materials. The term of the Supply Agreement is for a period of three years from commercial commencement of the new production capacity, to be set up at the Company’s expense. The term of the Supply Agreement renews annually for additional one-year periods unless cancelled by either Party. Commencement of the Supply Agreement is dependent upon completion of the qualification testing of the Encapsulant, the Company’s purchase and installation of equipment to produce the Encapsulant, and an initial-ramp up period. Assuming the satisfaction of these conditions, the Company anticipates commencing sales under the Supply Agreement within one year. The Company expects that the initial cost of the Equipment and its installation will be approximately $3,000. Based upon current pricing, which is subject to adjustment, the Company anticipates that the minimum revenue it will receive under the Supply Agreement, if the Purchaser purchases its minimum requirements under this contract, will be approximately $5,000 per quarter. The Company cannot assure that it will be able to successfully qualify its Encapsulant or timely complete the purchase and installation of the Equipment within budget, if at all. Even if successful in doing so, the Company cannot assure that it will be able to successfully manufacture the Encapsulant for the Purchaser. The Company’s failure to so succeed could have a material adverse effect its business and prospects.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industrial experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future, ability to achieve or sustain profitability in the future and our ability to continue as a going concern; (2) the potential impact of pursuing strategic alternatives, restructuring our business to align with our customers’ geography and our investment in and pursuit of new market opportunities in film packaging products; (3) our historical reliance on a single product line and our pursuit of new market opportunities; (4) that we will be able to achieve our anticipated revenue, earnings or payback from the production of packaging products; (5) that we will receive the required approvals to complete the sale of our facility in Johor, Malaysia on a timely basis, if at all; (6) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (7) customer concentration in our business and our relationships with and dependence on key customers; (8) the outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (9) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (10) competition; (11) excess capacity in the solar supply chain; (12) demand for solar energy in general and solar modules in particular; (13) our operations in India and our assets in India and China being subject to significant political and economic uncertainties; (14) limited legal recourse under the laws of India and China if disputes arise; (15) our ability to adequately protect our intellectual property, particularly during the outsource manufacturing of our products; (16) our lack of credit facility and our inability to obtain credit; (17) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy; (18) volatility in commodity costs; (19) our customers’ financial profile causing additional credit risk on our accounts receivable; (20) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (21) potential product performance matters and product liability; (22) our substantial international operations; (23) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (24) losses of financial incentives from government bodies in certain foreign jurisdictions; (25) our ability to perform our supply agreement and modified-technology license agreement with our client; (26) that we will be able to obtain the funding for the loan we have been preliminary approved for from the Spain Ministry of Industry, Commerce and Tourism; and (27) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Recent Developments

Liquidity Needs. We continue to incur substantial losses. We incurred net losses of $5.4 million for the six months ended June 30, 2019 and $5.8 million for the year ended December 31, 2018. As of June 30, 2019, our principal source of liquidity was $2.0 million of cash. In addition, our credit facilities are limited to our factoring arrangement in Spain and a €2.0 million economic development loan received in March 2019 from the regional government of Asturias, Spain. Unless and until our operating results improve, we do not expect that we will be able to obtain traditional bank debt. Furthermore, tight credit in the solar manufacturing industry may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels. We have recently entered into an agreement for the sale of our Johor, Malaysia facility for RM22.5 million (approximately $5.3 million, after realtor fees, as of June 30, 2019). The sale is subject to customary closing conditions, including the timely approval of the sale by the Johor Port Authority, and we cannot assure that we will be able to obtain the requisite approvals or that the sale will take place on a timely basis, if at all. Our Spanish subsidiary, Specialized Technology Resources España, S.A.U. (“STR Spain”), has received preliminary approval for a loan of approximately €2.6 million from the Spain Ministry of Industry, Commerce and Tourism. If funding is received STR Spain expects to use the loan proceeds to help finance the launch and operation of its food packaging products business. However, there can be no guarantee that the funding will be received on favorable terms, or at all.

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

Supply Agreement and Technology License Agreement. As previously disclosed, on January 16, 2018, we entered into an Equipment Purchase Agreement and a Technology License Agreement (together, the “Original Agreements”) with a manufacturer of solar photovoltaic modules (the “Purchaser”) having an aggregate transaction price of $6.0 million. Under the Equipment Purchase Agreement, we agreed to purchase from a third party specialized equipment (the “Equipment”) for the production of one of our proprietary encapsulants (the “Encapsulant”), resell the Equipment to the Purchaser, install the Equipment at a facility of the Purchaser and train the Purchaser’s personnel in the Equipment’s use. Under the Technology License Agreement, we granted the Purchaser the right to use the formula for the Encapsulant and certain of our production techniques to make or have made the Encapsulant for use in photovoltaic (PV) modules manufactured by the Purchaser. In connection therewith, the Purchaser paid us $1.8 million in the first quarter of 2018, following our satisfaction of the first performance milestone relating to the delivery of certain licensed technology to the Purchaser. We and the Purchaser (the “Parties”) then progressed to the satisfaction of another key milestone, qualification of our Encapsulants within Purchaser’s solar modules, before proceeding to the purchase of the Equipment.

In the fourth quarter of 2018, the Purchaser entered into negotiations with us aimed at converting the Original Agreements into a more customary supply arrangement, such that we, rather than the Purchaser, would purchase the required Equipment and produce Encapsulants for purchase by the Purchaser. During this time, the Parties substantially suspended their obligations under the Original Agreements while negotiations over terms of a new supply agreement took place.

On July 29, 2019, the Parties entered into new agreements (the “New Agreements”) which included: (i) the agreement by Purchaser of $2.0 million due to us for work performed under the Original Agreements prior to their suspension, which was received in July 2019, (ii) the termination of the Equipment Purchase Agreement to effectively cancel any of our obligations to acquire Encapsulant manufacturing equipment for resale to the Purchaser, (iii) the modification of the Technology License Agreement to preserve certain rights for the Purchaser to use the proprietary Encapsulant developed for Purchaser, and (iv) the execution of a Supply Agreement (the “Supply Agreement”) for our Encapsulant.

The Supply Agreement includes a take-or-pay provision under which (i) the Purchaser must purchase a minimum quarterly volume or if not so purchased must compensate us for a percentage of the value of the volume shortfall, and (ii) we must provide a minimum supply quantity or if not so provided must compensate the Purchaser for added costs if required to obtain alternate sourcing. The Supply Agreement provides for a fixed price for Encapsulants supplied during 2020, subject to certain performance criteria, then allows price to be adjusted quarterly based on increases or decreases in the cost of raw materials. The term of the Supply Agreement is for a period of three years from commercial commencement of the new production capacity, to be set up at our expense. The term of the Supply Agreement renews annually for additional one-year periods unless cancelled by either Party. Commencement of the Supply Agreement is dependent upon completion of the qualification testing of the Encapsulant, our purchase and installation of equipment to produce the Encapsulant, and an initial ramp up period. Assuming the satisfaction of these conditions, we anticipate commencing sales under the Supply Agreement within one year.

We expect that the initial cost of the Equipment and its installation will be $3.0 million. Based upon current pricing, which is subject to adjustment, we anticipate that the minimum revenue we will receive under the Supply Agreement, if the Purchaser purchases its minimum requirements under this contract, will be approximately $5.0 million per quarter. We cannot assure that we will be able to successfully qualify our Encapsulant or timely complete the purchase and installation of the Equipment within budget, if at all. Even if successful in doing so, we cannot assure that we will be able to successfully manufacture the Encapsulant for the Purchaser. Our failure to so succeed could have a material adverse effect our business and prospects.

India Tolling Plan. At the beginning of 2017, our manufacturing operations in Asia were based in China. A review of our production records in China revealed that our sales volume had been shifting to customers in India. As a result of this shift, and a fire that affected our China operations, we decided to wind down our manufacturing operations in China in 2017 and subsequently entered into an agreement with a tolling partner in India. By the close of 2017, we effectively completed the wind down process in China, with only a small administrative team remaining in an office under a short-term lease, and commenced tolling operations in India. We sold our undamaged production line from our Chinese subsidiary, Specialized Technology Resources Solar (Suzhou) Co. Ltd. (“STR China”), to our India tolling partner, and in 2018 we sold an additional production line to the same partner to further increase its manufacturing capacity in India. The second line became operational at the end of the third quarter of 2018.

Our approach to the solar business in India was deliberately “capital lite” to avoid putting STR-owned physical assets at undue risk, which is why we elected to work through a tolling partner rather than set up our own factory in India. The Indian solar market faces intense pricing pressure from Chinese imports, as is the case in nearly all global solar markets, and is therefore subject to the associated risk that domestic manufacturers are overrun by foreign competition. While India recently instituted a 25% safeguard duty on Chinese and Malaysian solar imports, the benefit to domestic manufacturers may not be enough to counteract the entrenched foreign competition.

The competitive conditions prevalent in the Indian solar market have resulted in slow payment for STR products from Indian manufacturers and credit risk that we are presently unwilling to accept. Along with this economic reality, and also because of our unwillingness to accept orders on uncertain credit terms, our tolling partner has informed us that they are no longer interested in cooperating with STR and intends to pursue the local market with their own line of solar products.

Given this backdrop, we have made the decision to unwind our tolling partnership and business in India and are presently working with our former partner to reconcile all related accounts including the collection of outstanding accounts receivable and the settlement of amounts owed by such former tolling partner to STR for equipment and inventory.

We continue to reorganize our business to better align with customer geography, to reduce the cash burn related to unprofitable locations, to convert assets to cash for potential redeployment into more profitable endeavors and possible business opportunities and to evaluate other strategic alternatives. We cannot assure that any of these efforts will be successful.

High-End Food Packaging. In the fourth quarter of 2017, we initiated a significant investment through our wholly-owned subsidiary in Spain to enter the high-end food packaging business. This investment, which leverages our plastics expertise, includes the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. The food packaging business is highly competitive, having market participants with substantially more resources and experience than us. We are a new entrant in this market, face challenges in loading the equipment with sufficient orders and cannot assure that we will be successful in this new endeavor.

This project was supported in part by insurance proceeds we received for damage to our plastic manufacturing equipment that occurred in our China manufacturing facility in 2017. These insurance proceeds were available to the Company only if we invested in new plastics manufacturing equipment. We were advised by our insurer that our investment qualified for reimbursement under the terms of our policy and have received from them payments totaling approximately $2.6 million. Of this reimbursement, $0.8 million was received in October 2017 and $1.8 million was received during 2018. To further support this project, in March 2019, we obtained a €2.0 million loan from the Regional Promotion Society (“SRP”), an agency of the government of Asturias, Spain. In addition, and as noted above, STR Spain has received preliminary approval for a loan of approximately €2.6 million from the Spain Ministry of Industry, Commerce and Tourism which, if funding is received, we expect to use to help finance the launch and operation of its food packaging products business. By the close of 2018, we had substantially completed the necessary renovations to one of our buildings in Asturias, Spain, including the construction of a tower required to accommodate our new equipment, as well as the installation and interconnection of a new, state-of-the-art multi-layer blown film extrusion line. This facility and equipment is now fully operational and ready for scale-up for the production of barrier film structures for the food packaging industry. During the last quarter, we have finalized the development of multiple competitive film products, completed and passed the compulsory food safety testing, successfully made samples of each product type for distribution to prospective customers and manufactured our first small production orders, which have reportedly run well on our customer’s very high-speed food packaging equipment. Since installation, we have been focused on qualifying products and marketing and we have not received any significant orders to date.

Changes in the U.S. Solar Landscape. We believe that recent changes in U.S. Trade Policy, including tariffs imposed on solar panels and encapsulants, under Section 301 of the U.S. Trade Act of 1974, in combination with a reduction of the corporate income tax rate to 21% under the Tax Cuts and Jobs Act (“TCJA”), have resulted in a more attractive business climate for solar manufacturing in the United States. We have experienced a four-fold increase in encapsulant sales from our CT location for the six months ending June 30, 2019, as compared to the corresponding prior-year period. We attribute this increase to more domestic production of solar panels driven in part by tariffs on imports and the more internationally competitive corporate tax rate. Aside from those drivers, STR has continued to work with prospective customers to evaluate new proprietary encapsulant products and anticipates that these efforts may also translate into additional demand moving forward if and when these new products are ultimately qualified and selected. Tariffs, and tax rates under the TCJA, may change and disrupt the trajectory of recent gains in sales from our CT location or otherwise deteriorate current conditions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our interim Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, valuation of inventory, long-lived assets, product performance matters, income taxes, stock–based compensation and deferred tax assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The accounting policies we believe to be most critical to understand our financial results and condition and that require complex and subjective management judgments are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 27, 2019, as amended on April 26, 2019.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,701	$2,515	$3,518	$6,261
Cost of sales	2,613	3,490	5,442	5,935
Gross (loss) profit	(912)	(975)	(1,924)	326
Selling, general and administrative expenses	1,225	1,380	2,562	3,072
Research and development expense	189	190	383	405
Provision for bad debt expense	486	67	790	6
Operating loss	(2,812)	(2,612)	(5,659)	(3,157)
Interest (expense) income, net	(11)	16	(12)	15
Other (expense) income, net (Note 8)	(44)	183	(69)	1,203
Gain (loss) on disposal of fixed assets	1	(383)	1	(383)
Foreign currency transaction gain (loss)	71	(106)	—	(162)
Loss before income tax (benefit) expense	(2,795)	(2,902)	(5,739)	(2,484)
Income tax (benefit) expense	(218)	172	(306)	271
Net loss	$(2,577)	$(3,074)	$(5,433)	$(2,755)

Net Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$1,701	100.0%	$2,515	100.0%	$(814)	(32.4)%	$3,518	100.0%	$6,261	100.0%	$(2,743)	(43.8)%

The decrease in net sales for the three months ended June 30, 2019 compared to the corresponding period in 2018 was driven by an approximate 21% decrease in sales volume combined with a 15% decrease in our average selling price (“ASP”).

The volume decline was primarily driven by a 54% decrease in Spain due to the further weakening of the European module manufacturing environment, a 31% decrease in India due to unwinding our partnership with our tolling partner there and a 100% decrease in volume in China, partially offset by volume increases to customers in the U.S.

The decrease in net sales for the six months ended June 30, 2019 compared to the corresponding period in 2018 was driven by a $1.0 million reduction in encapsulant sales combined with $1.8 million related to completed performance obligations under the Original Agreements that was recognized in 2018. The decrease in encapsulant sales was primarily attributable to an approximate 8% decrease in sales volume, as well as a 15% decrease in our ASP, relating to our discontinuance of lower-priced sales in China.

The volume decline was primarily driven by a 49% volume decrease in Spain and a 100% volume decrease in China, partially offset by sales to customers in the U.S.

Cost of Sales

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$2,613	153.6%	$3,490	138.8%	$(807)	(25.1)%	$5,442	154.7%	$5,935	94.8%	$(493)	(8.3)%

The decrease in our cost of sales for the three months ended June 30, 2019 compared to the corresponding period in 2018 was primarily driven by the 21% decrease in encapsulant sales volume combined with a 1% decrease in raw material cost per unit. The lower raw material cost per unit was primarily driven by a 8% decrease in resin costs, as well as a 6% decrease in paperless sales mix. Direct labor decreased by $0.4 million partially attributable to the sales volume decrease in Spain. Overhead costs decreased by $0.3 million primarily due to continued cost-reduction actions.

The decrease in our cost of sales for the six months ended June 30, 2019 compared to the corresponding period in 2018 was primarily driven by the 8% decrease in encapsulant sales volume combined with a 3% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 8% decrease in paperless sales mix. Direct labor decreased by $0.5 million attributable to the sales volume decrease in Spain. Overhead costs decreased by $0.4 million primarily due to continued cost-reduction actions.

Gross (Loss) Profit

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Gross (loss) profit	$(912)	(53.6)%	$(975)	(38.8)%	$63	6.5%	$(1,924)	(54.7)%	$326	5.2%	$(2,250)	(690.2)%

Gross loss, as a percentage of net sales, declined for the three months ended June 30, 2019 compared to the corresponding period in 2018 mainly as a result of the decrease in encapsulant sales volume combined with a decrease in paperless sales mix.

Gross (loss) profit as a percentage of net sales declined for the six months ended June 30, 2019 compared to the corresponding period in 2018 mainly as a result of recognition of $1.8 million related to completed performance obligations under the Original Agreements during 2018.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,225	72.0%	$1,380	54.9%	$(155)	(11.2)%	$2,562	72.8%	$3,072	49.1%	$(510)	(16.6)%

SG&A decreased by $0.2 million for the three months ended June 30, 2019 compared to 2018. This decrease was primarily driven by a $0.1 million reduction in non-cash stock compensation expense and a $0.1 million decrease in restructuring expense

SG&A decreased by $0.5 million for the six months ended June 30, 2019 compared to 2018. This decrease was primarily driven by a $0.2 million reduction in non-cash stock compensation expense, a $0.1 million decrease in restructuring expense and a $0.1 million decrease in professional fees.

Research and Development Expense (“R&D”)

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$189	11.1%	$190	7.6%	$(1)	(0.5)%	$383	10.9%	$405	6.5%	$(22)	(5.4)%

Research and development expense decreased by less than $0.1 million for the three and six months ended June 30, 2019 compared to 2018, mainly due to activities related to our entrance into the packaging business in 2018.

Provision for Bad Debt Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision for bad debt expense	$486	28.6%	$67	2..7%	$419	625.4%	$790	22.5%	$6	0.1%	$784	13,066.7%

The provision for bad debt expense for the three and six months ended June 30, 2019 primarily related to the aging of accounts receivable under our policy, primarily in the U.S and India.

The recovery for bad debt expense recorded during the three months ended June 30, 2018 primarily related to receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China. The provision for bad debt expense recorded during the six months ended June 30, 2018 primarily related the aging of accounts receivable under our policy, primarily in the U.S. The provision was partially offset by receiving cash for previously aged accounts receivable that were reserved for under our policy, primarily in China.

Other (Expense) Income, net

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other (expense) income, net	$(44)	(2.6)%	$183	7.3%	$(227)	(124.0)%	$(69)	(2.0)%	$1,203	19.2%	$(1,272)	(105.7)%

On March 27, 2018, following the approval of the Company’s Special Committee of Continuing Directors, STR China entered into an agreement to terminate its Huhui Supply Agreement (the “Termination Agreement”) with Zhangjianang Huhui Segpy Co. Ltd (“Huhui”). In connection with the supply agreement, Huhui had provided us with an approximately $1.1 million deposit during the year ended December 31, 2015. Pursuant to the Termination Agreement, Huhui agreed that STR China would retain the deposit, and each of Huhui and STR China agreed to release the other from any liability or further obligations under the Supply Agreement. As a result of the Termination Agreement, we recorded other income of $1.0 million during the first six months of 2018.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$71	4.2%	$(106)	(4.2)%	$177	167.0%	$—	(0.0)%	$(162)	(2.6)%	$162	100.0%

The foreign currency transaction impact was a gain of $0.1 million for the three months ended June 30, 2019 compared to a loss of $0.1 million for the three months ended June 30, 2018. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar.

The foreign currency transaction impact was $0.0 million for the six months ended June 30, 2019 compared to a loss of $0.2 million for the six months ended June 30, 2018.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain and China facilities.

Income Tax (Benefit) Expense

	Three Months Ended June 30,						Six Months Ended June 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$(218)	(12.8)%	$172	6.8%	$(390)	(226.7)%	$(306)	(8.7)%	$271	4.3%	$(577)	(212.9)%

During the three and six months ended June 30, 2019, we recorded an income tax benefit of $0.2 million and $0.3 million, respectively, resulting in an effective tax rate of 7.8% and 5.3%, respectively. This effective tax rate for the three months ended June 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

During the three and six months ended June 30, 2018, we recorded an income tax expense of $0.2 million and $0.3 million, respectively, resulting in an effective tax rate of (5.9%) and (10.9%), respectively. This effective tax rate for the three months ended June 30, 2018 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings.

Cost-Reduction Actions

On March 7, 2017 we made the decision to wind down our China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize our business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, we recorded $0.1 million of severance charges during the first six months of 2017 and the first six months of 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

In June 2018, we eliminated certain positions at our Spain facility effective June 18, 2018. We recorded $0.6 million of severance and benefits in cost of sales and $0.1 million of severance and benefits in selling, general and administrative expenses during 2018.

A roll-forward of the severance and other exit cost accrual activity was as follows:

	June 30, 2019	June 30, 2018
Balance as of beginning of year	$0.1	$0.1
Additions	—	0.7
Reductions	—	(0.7)
Balance as of end of period	$0.1	$0.1

The restructuring accrual consisted of $0.1 million and $0.1 million for severance and benefits as of June 30, 2019 and 2018, respectively.

Financial Condition, Liquidity and Capital Resources

We continue to incur substantial losses. We incurred net losses of $5.4 million and $5.8 million for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively. As of June 30, 2019, our principal source of liquidity was $2.0 million of cash, of which $0.8 million was located in jurisdictions outside of the United States. In addition, our credit facilities are limited to our factoring arrangement in Spain and a €2.0 million economic development loan received in March 2019 from the regional government of Asturias, Spain. Unless and until our operating results improve, we do not expect that we will be able to obtain traditional bank financing. Furthermore, tight credit in the solar manufacturing industry may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels. We have entered into an agreement for the sale of our Johor, Malaysia facility for RM22.5 million (approximately $5.3 million, after realtor fees, as of June 30, 2019). The sale is subject to customary closing conditions, including the timely approval of the sale by the Johor Port Authority, and we cannot assure that we will be able to obtain the requisite approvals or that the sale will take place on a timely basis, if at all. If we are unable to timely complete the sale of our Malaysia facility, or execute our strategic plans, our liquidity and capital resources will be adversely affected and we may wind down or cease any or all of our operations. Any wind down or dissolution may be a lengthy, complex and costly process and, in such event, there can be no assurance that there will be any funds available for distribution to stockholders.

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

If we do not generate sufficient cash flows from operations, complete the sale of our Malaysian facility or obtain alternative or additional sources of capital to fund operations, we will not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs. This raises substantial doubt about our ability to continue as a going concern.

Our wholly owned Spanish subsidiary, STR Spain, has a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.7 million as of June 30, 2019), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The agreement renews annually unless terminated by either party with 90 days prior written notice. As of June 30, 2019, €0.2 million (approximately $0.2 million as of June 30, 2019) was outstanding, and €1.3 million (approximately $1.5 million as of June 30, 2019) was available (subject to receivables then outstanding) under the factoring agreement.

As noted above, on January 10, 2019 we entered into a Purchase and Sale Agreement for our Malaysia facility, pursuant to which we would sell the facility to the buyer for RM22.5 million (approximately $5.3 million, after realtor fees, as of June 30, 2019). The agreement provides that the closing of the sale is subject to various customary and regulatory approvals and conditions, including the approval of the Johor Port Authority. The agreement further provides that if the closing does not occur within six months, either party may terminate the agreement, however the Company and the buyer agreed to extend the closing window an additional six months to allow for potential delays in obtaining the necessary approvals.

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

On March 13, 2019, STR Spain also obtained a €2.0 million ($2.3 million as of June 30, 2019) loan (the “STR Spain Loan”) from the regional government of Asturias, Spain to further support our entry into the high-end food packaging business. STR Spain is required to use the loan proceeds to help finance the launch and operation of its food packaging products business. The STR Spain Loan matures on December 31, 2025, with principal due and payable in equal quarterly installments of €0.1 million each, commencing on March 31, 2021. Interest, which is payable quarterly in arrears, accrues at the annual EURIBOR rate (as such term is defined in the loan agreement) plus an applicable margin. During the first two years, the applicable margin is 2%, and thereafter increases by 1% per year until the applicable margin is 5% in the fifth year of the loan. The loan may be prepaid at any time without premium or penalty. The loan is secured by a mortgage of STR Spain’s business and certain facilities, and contains customary covenants, including a covenant prohibiting STR Spain from making distributions to us, as sole shareholder, without the prior approval of the lender. In connection with the STR Spain Loan, we have also agreed to provide STR Spain with resources to support the loan and the continuity of the packaging initiative. In addition, STR Spain has received preliminary approval for an additional loan of approximately €2.6 million from the Spain Ministry of Industry, Commerce and Tourism which, if funded, we expect to use to help finance the launch and operation of its food packaging products business. However, there can be no guarantee that the funding will be received on favorable terms, or at all.

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

Our cash and cash equivalents balance is located in the following geographies (dollars in thousands):

June 30, 2019
United States	$1,219
Spain	376
China	213
Hong Kong	96
Malaysia	64
India	1
Consolidated	$1,969

As noted above, due to, among other things, the difficulty repatriating cash to the U.S., we may have limited access to the $0.2 million of cash located in China for use outside the country.

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

Cash Flows

Cash Flow from Operating Activities

Net cash used in operating activities was $4.5 million for the six months ended June 30, 2019 compared to $2.1 million for the six months ended June 30, 2018. Net loss plus and minus non-cash adjustments (“cash loss”) declined by approximately $2.0 million for the six months ended June 30, 2019 compared to the same period in 2018. This decline was primarily driven by the receipt of the initial payment of $1.8 million under the Original Agreements during 2018.

Cash Flow from Investing Activities

Net cash used in investing activities was $1.2 million and net cash provided by investing activities was $0.2 million for the six months ended June 30, 2019 and 2018, respectively. We expect remaining 2019 consolidated capital expenditures to be approximately $2.4 million, of which $0.4 million is related to the high-end food packaging equipment as well as cost reduction products and $2.0 million is related to the New Agreements.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2.1 million and net cash used in financing activities was less than $0.1 million for the six months ended June 30, 2019 and 2018, respectively, primarily due to funds received by STR Spain related to the STR Spain loan in 2019.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first six months of 2019, we were not materially affected by inflation.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are and have been a party to litigation that arises in the ordinary course of our business.

In 2016, the Company filed suit against CEEG (Nanjing) Renewable Energy Co., Ltd. (“NRE”), the parent company of our former customer CSUN in Nanjing Jiangning District People’s Court, China (the “Nanjing Court”). In a hearing held on August 10, 2016, the Nanjing Court found NRE delinquent in making payment against bona fide invoices dating back to April 2015 and ordered NRE to pay the Company the amount of RMB8.8 million for encapsulant sold to CSUN, court fees, interest and attorney fees. Following the subsequent failure of NRE to pay according to the order of the Nanjing Court, the Company initiated enforcement proceedings in the enforcement department of Nanjing Court and ultimately agreed to accept installment payments managed through the Nanjing Court, the first of which came due on February 28, 2018 and remains unpaid. The Company has since filed an application for the resumption of enforcement, for which the Nanjing Court has acknowledged receipt. The Nanjing Court has informed the Company that it will schedule another hearing to take further actions against NRE and its Chairman, Mr. Lu Tingxiu, to compel NRE to pay the Company according to the court order currently in force. The Company has been advised that it is highly unlikely that the Company will recover any of the funds due.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

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

STR HOLDINGS, INC.
(Registrant)

Date: August 14, 2019	/s/ thomas d. vitro
	Name:	Thomas D. Vitro
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)