Form 10-Q
period 2019-09-30
STR HOLDINGS, INC.
filed 2019-11-14
CIK 1473597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001–34529

STR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27–1023344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Water Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

(860) 272–4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

At October 31, 2019, there were 20,152,029 shares of Common Stock outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STR Holdings, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

All amounts in thousands except share and per share amounts

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,914	$5,639
Accounts receivable, trade, less allowances for doubtful accounts of $3,270 and $2,163 in 2019 and 2018, respectively	718	2,261
Inventories, net	1,115	1,808
Prepaid expenses	460	501
Other current assets	1,172	642
Total current assets	8,379	10,851
Property, plant and equipment, net	10,201	10,887
Assets held for sale (Note 6)	5,336	5,336
Other long-term assets	86	75
Total assets	$24,002	$27,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,430	$2,218
Accrued liabilities (Note 7)	1,595	1,348
Income taxes payable	902	900
Due to factor	160	374
Total current liabilities	4,087	4,840
Long-term debt	5,038	—
Deferred tax liabilities	—	306
Total liabilities	9,125	5,146
COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 20,153,269 and 20,152,029 issued and outstanding, respectively, in 2019 and 20,153,269 and 20,152,029 issued and outstanding, respectively, in 2018	201	201
Treasury stock, 1,240 shares at cost	(57)	(57)
Additional paid–in capital	232,345	232,345
Accumulated deficit	(211,711)	(204,832)
Accumulated other comprehensive loss, net	(5,901)	(5,654)
Total stockholders’ equity	14,877	22,003
Total liabilities and stockholders’ equity	$24,002	$27,149

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

All amounts in thousands except share and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,235	$2,547	$4,753	$8,808
Cost of sales	2,097	3,006	7,539	8,941
Gross loss	(862)	(459)	(2,786)	(133)
Selling, general and administrative expenses	1,145	1,342	3,707	4,414
Research and development expense	185	200	568	605
Provision for bad debt expense	341	380	1,131	386
Asset impairment expense	514	—	514	—
Operating loss	(3,047)	(2,381)	(8,706)	(5,538)
Interest (expense) income, net	(14)	6	(26)	21
Other income, net	1,686	880	1,617	2,083
Gain/(loss) on disposal of fixed assets	155	(38)	156	(421)
Foreign currency transaction (loss) gain	(226)	9	(226)	(153)
Loss before income tax (benefit) expense	(1,446)	(1,524)	(7,185)	(4,008)
Income tax (benefit) expense	—	(221)	(306)	50
Net loss	$(1,446)	$(1,303)	$(6,879)	$(4,058)
Other comprehensive loss:
Foreign currency translation (net of tax effect of $(46), $(12), $(63) and $(48), respectively)	$(119)	$(151)	$(247)	$(239)
Other comprehensive loss	(119)	(151)	(247)	(239)
Comprehensive loss	$(1,565)	$(1,454)	$(7,126)	$(4,297)
Net loss per share (Note 3):
Basic	$(0.07)	$(0.07)	$(0.34)	$(0.21)

Diluted	$(0.07)	$(0.07)	$(0.34)	$(0.21)
Weighted–average shares outstanding (Note 3):
Basic	20,152,029	20,076,021	20,152,029	19,684,004
Diluted	20,152,029	20,076,021	20,152,029	19,684,004

See accompanying notes to these condensed consolidated financial statements.

STR Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

All amounts in thousands

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(6,879)	$(4,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	716	552
Stock–based compensation expense	—	177
(Gain) loss on disposal of property, plant and equipment	(156)	421
Provision for bad debt expense	1,131	386
Impairment of assets held for sale	—	885
Impairment of long-lived assets	514	—
(Recovery) provision for deferred taxes	(306)	50
Customer forfeiture of deposit	—	(907)
Changes in operating assets and liabilities:
Accounts receivable	392	(1,283)
Inventories, net	658	(17)
Other current assets	(584)	850
Accounts payable	(1,012)	(284)
Accrued liabilities	436	257
Income taxes payable	4	5
Other, net	316	353
Total net cash used in operating activities	(4,770)	(2,613)

INVESTING ACTIVITIES
Capital investments	(1,372)	(453)
Proceeds from sale of fixed assets	327	230
Total net cash used in investing activities	(1,045)	(223)

FINANCING ACTIVITIES
Proceeds from long-term debt	5,038	—
Factoring arrangement	(202)	(226)
Total net cash provided by (used in) financing activities	4,836	(226)
Effect of exchange rate changes on cash	254	119

Net change in cash and cash equivalents	(725)	(2,943)
Cash and cash equivalents, beginning of period	5,639	13,499
Cash and cash equivalents, end of period	$4,914	$10,556

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

The Company has historically incurred significant losses during its attempts to reduce cash burn, stabilize the existing platform and invest in new areas of growth. As of September 30, 2019, the Company had working capital of approximately $4,292 and approximately $4,914 of cash available to fund its operations. In July 2019, the Company entered into a new supply agreement for encapsulants in the U.S. that requires it to expand capacity, including purchasing new manufacturing equipment to be installed in a new manufacturing facility established by the Company. The Company expects that the initial start-up costs of this project over the next 12 months, including the cost of the equipment and its installation, will be approximately $3,000. As of September 30, 2019, the Company had approximately $500 in outstanding capital commitments which were primarily related to this project. In March 2019, the Company’s Spanish subsidiary entered into term loan in the principal amount of €2,000 (approx. $2,180 as of September 30, 2019) to provide additional liquidity in support of its packaging initiative. In September 2019, the Company’s Spanish subsidiary entered into a term loan in the principal amount of €2,622 (approx. $2,858 as of September 30, 2019) to further provide additional liquidity in support of its packaging initiative. Of that amount, €900 (approx. $981 as of September 30, 2019) was deposited with a Spanish bank to support a required bank guaranty, which amount is classified under Other Current Assets on the Company’s Condensed Consolidated Balance Sheet. See Note 12.

Based on the Company’s projected cash requirements for operations and capital expenditures, its available cash as of September 30, 2019 of approximately $4,914 and its projected 2019 cash flow pursuant to management’s plans (which includes the completion of the sale of the Company’s Malaysian facility by the end of the fiscal year), management believes it will have adequate resources to fund operations and capital expenditures for at least the next 12 months. If the Company is unable to timely complete the sale of its Malaysia facility, if at all, or execute its strategic plans, its liquidity and capital

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 1—BASIS OF PRESENTATION (Continued)

resources will be adversely affected and the Company may wind down or cease any or all of its operations. Any wind down or dissolution may be a lengthy, complex and costly process and, in such event, there can be no assurance that there will be any funds available for distribution to stockholders.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3—LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net loss per share
Numerator:
Net loss	$(1,446)	$(1,303)	$(6,879)	$(4,058)
Denominator:
Weighted–average shares outstanding	20,152,029	20,076,021	20,152,029	19,684,004
Add:
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted common stock	—	—	—	—
Weighted–average shares outstanding with dilution	20,152,029	20,076,021	20,152,029	19,684,004

Net loss per share:
Basic	$(0.07)	$(0.07)	$(0.34)	$(0.21)
Diluted	$(0.07)	$(0.07)	$(0.34)	$(0.21)

Due to the net loss for the three and nine months ended September 30, 2019 and 2018, the computation of dilutive weighted-average common shares outstanding does not include any stock options or any shares of unvested restricted common stock as these potential awards are anti-dilutive.

Because the effect would be anti-dilutive, there were 1,121,332 stock options outstanding that were not included in the computation of diluted weighted-average shares outstanding for each of the three and nine months ended September 30, 2019 and 2018.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 4—INVENTORIES

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Finished goods	$358	$544
Raw materials	1,150	1,274
Reserve	(393)	(10)
Inventories, net	$1,115	$1,808

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

At September 30, 2019 and December 31, 2018, the Company recorded valuation allowances against its deferred tax assets. The valuation allowances were recorded since the Company had three consecutive years of taxable losses and determined that its history of actual net losses was evidence that should be given more weight than future projections. The Company determined the recording of valuation allowances against deferred tax assets to be an indicator to test its long-lived assets, which consist solely of property, plant and equipment, for impairment. The Company assessed the specific recoverability of its property, plant and equipment using updated real estate appraisals and other data for its other fixed assets, mainly production equipment. Based upon this analysis, the Company recorded an asset impairment of $514 as of September 30, 2019, primarily relating to the Company’s Enfield, Connecticut headquarters facility and equipment. If the Company experiences a significant reduction in future sales volume, further average selling price (“ASP”) reductions, lower profitability, a cessation of operations at any of its facilities, or negative changes in U.S. or Spain real estate markets, the Company’s property, plant and equipment may be subject to future impairment or accelerated depreciation.

NOTE 6—ASSETS HELD FOR SALE

In July 2015, the Company announced a restructuring plan, effective August 2, 2015, that included the closure of its Johor, Malaysia facility. Subsequent to the announcement, the Company engaged advisors and was actively trying to sell its land-use right, building and other fixed assets located at the facility.

On November 1, 2018, the Company received a non-binding letter of intent from a potential buyer for its Johor, Malaysia facility for RM22,500 (approximately $5,266, after realtor fees, as of September 30, 2019) and subsequently entered into a Purchase and Sale Agreement with this buyer effective January 10, 2019. The agreement provides that the closing of the sale is subject to various customary and regulatory approvals and conditions, including the approval of the Johor Port Authority. As of October 9, 2019, the Company was advised that it had obtained all of the approvals required for the sale to proceed and expects the transaction to close during the fourth quarter of 2019, following the completion of certain formalities required to satisfy local tax and other legal requirements. The sale of the property is part of the Company’s focus to reduce its footprint and operating costs. The Company cannot assure that the sale will take place on a timely basis, if at all.

In accordance with ASC 360-Property, Plant and Equipment, the Company assessed the asset group attributed to the sale for impairment. Based upon the Company’s assessment of the status of the Malaysia property, plant and equipment, all of the requirements (including the held for sale requirements) set forth in ASC 360-10-45-9 were met and the assets were classified on the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018 as assets held for sale. An impairment loss of $885 was recorded in the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income in other expense, net during the first nine months of 2018.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
Salaries and wages	$298	$181
Accrued bonus	336	326
Professional fees	476	238
Restructuring severance and benefits (see Note 9)	89	102
Environmental (see Note 8	57	57
Accrued franchise tax	175	164
Client deposits	119	224
Other	45	56
Total accrued liabilities	$1,595	$1,348

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

The Company’s product performance liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $0 as of September 30, 2019 and December 31, 2018.

Environmental

During 2010, the Company performed a Phase II environmental site assessment at its 10 Water Street, Enfield, Connecticut location. During its investigation, the site was found to contain a presence of volatile organic compounds. The Company has been in contact with the Department of Environmental Protection and has engaged a licensed contractor to remediate this circumstance. Based on ASC 450-Contingencies, the Company has accrued the estimated cost to remediate. The Company’s environmental liability that is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets was $57 as of September 30, 2019 and December 31, 2018.

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

A trial was held on April 6, 2017 in Oviedo, Spain. On January 9, 2019, the judge issued a ruling dismissing Solaria’s case, and the appeal period ended on February 8, 2019 with no appeal filed. As a result, no accrual relating to this complaint was recorded as of September 30, 2019 and December 31, 2018 and the Company considers the matter closed.

NOTE 9—COST-REDUCTION ACTIONS

In March 2017, the Company made the decision to wind down its China manufacturing operations substantially by the end of the second quarter of 2017. The decision was consistent with ongoing efforts to reorganize its business to better align with customer geography, to reduce losses related to unprofitable locations and to convert assets to cash for potential redeployment into more profitable endeavors. In connection with the restructuring, the Company did not expect any significant asset impairment charges and recorded $112 of severance charges and benefits in cost of sales and $29 of severance charges and benefits in selling, general and administrative expenses during 2017 and $67 of severance charges during 2018. The Company sold certain production and testing equipment from the China facility to its tolling partner in India during the third quarter of 2017.

In June 2018, the Company eliminated certain positions at its Spain facility, effective June 18, 2018. The Company recorded $635 of severance and benefits in cost of sales and $67 of severance and benefits in selling, general and administrative expenses during 2018.

The restructuring accrual consists of $89 for severance and benefits as of September 30, 2019. A rollforward of the severance and other exit cost accrual activity is as follows:

	September 30, 2019	September 30, 2018
Balance as of beginning of year	$102	$87
Additions	—	762
Reductions	(13)	(747)
Balance as of end of period	$89	$102

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

The following table provides the fair value measurements of applicable financial assets and liabilities as of September 30, 2019:

	Financial assets and liabilities at fair value as of September 30, 2019
	Level 1	Level 2	Level 3

Money market funds (1)	$161	$—	$—
Non-recurring fair value measurements (2)	$—	$—	$5,336
Total	$161	$—	$5,336

The following table provides the fair value measurements of applicable financial assets and liabilities as of December 31, 2018:

	Financial assets and liabilities at fair value as of December 31, 2018
	Level 1	Level 2	Level 3

Money market funds (1)	$2,494	$—	$—
Non-recurring fair value measurements (2)	$—	$—	$5,336
Total	$2,494	$—	$5,336

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The carrying amount of money market funds is a reasonable estimate of fair value due to the short-term maturity.
(2)	Included in assets held for sale on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 6 for further information.

NOTE 11—FACTORING ARRANGEMENT

In October 2015, the Company’s wholly owned Spanish subsidiary, STR Spain, entered into a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing and Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1,500 (approximately $1,635 as of September 30, 2019), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro denominated receivables and 2% plus LIBOR for all other currencies. The term of the agreement is for one year, which will be automatically extended unless terminated by either party with 90 days prior written notice. As of September 30, 2019 and December 31, 2018 the Company has recorded $160 and $374, respectively, as due to factor on the Condensed Consolidated Balance Sheets.

NOTE 12—LONG-TERM DEBT

On March 13, 2019, the Company’s wholly owned subsidiary, STR Spain, entered into a Loan with Mortgage Guarantee (the “Loan Agreement”) with the Regional Society of Promotion of the Principality of Asturias, SA (the “Lender”), for a term loan (the “Loan”) in the aggregate principal amount of €2,000 ($2,180 as of September 30, 2019). STR Spain is required to use the loan proceeds to help finance the launch and operation of its food packaging business. The Loan matures on December 31, 2025, with principal due and payable in equal quarterly installments of €100 each, commencing on March 31, 2021. Interest, which is payable quarterly in arrears, accrues at the annual EURIBOR rate (as such term is defined in the Loan agreement) plus an applicable margin. During the first two years, the applicable margin is 2%, and thereafter increases by 1% per year until the applicable margin is 5% in the fifth year of the Loan. The Loan may be prepaid at any time without premium or penalty. The Loan is secured by a mortgage of STR Spain’s business and certain facilities, and contains customary covenants, including a covenant prohibiting STR Spain from making distributions to the Company, as sole shareholder, without the prior approval of the Lender. In connection with the Loan, the Company has separately agreed to provide STR Spain with resources to support the Loan and the continuity of the packaging initiative.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 12—LONG-TERM DEBT (Continued)

On September 10, 2019, the Spanish Ministry of Industry, Commerce and Tourism, under its Re-industrialisation Programme (“REINDUS”), loaned STR Spain an aggregate principal amount of €2,622 (approximately $2,858 as of September 30, 2019). STR Spain expects to use the loan proceeds to further help finance the launch and operation of its food packaging products business. The loan matures in September 2029, with principal due and payable in seven equal annual installments of €375 each, commencing in September 2023. Interest, which is payable annually in arrears, accrues at the annual rate of 1.647% for the life of the loan. The loan is partially secured by bank guarantees in an initial total amount of €900. Of the €2,622 that was received under the loan, €900 (approx. $981 as of September 30, 2019) was pledged to support a required bank guaranty. The required total amount of the bank guarantees is reduced over the term of the loan as principal and interest payments are made.

NOTE 13—INCOME TAXES

During the three and nine months ended September 30, 2019, the Company recorded no provision for income taxes and an income tax benefit of $306 resulting in an effective tax rate of 0.0% and 4.3%, respectively. This effective tax rate for the three and nine months ended September 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings and valuation allowances recorded against current year losses.

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 14—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the twelve months ended December 31, 2018 and the nine months ended September 30, 2019 are as follows:

	Common Stock		Treasury Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Issued	Amount	Acquired	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	19,532,573	$195	1,240	$(57)	$232,149	$(5,355)	$(199,072)	$27,860
Stock–based compensation	65,624	1	—	—	46	—	—	47
Net earnings	—	—	—	—	—	—	319	319
Foreign currency translation, net of tax	—	—	—	—	—	454	—	454
Balance at March 31, 2018	19,598,197	$196	1,240	$(57)	$232,195	$(4,901)	$(198,753)	$28,680
Stock–based compensation	440,024	4	—	—	120	—	—	124
Net loss	—	—	—	—	—	—	(3,074)	(3,074)
Foreign currency translation, net of tax	—	—	—	—	—	(542)	—	(542)
Balance at June 30, 2018	20,038,221	$200	1,240	$(57)	$232,315	$(5,443)	$(201,827)	$25,188
Stock–based compensation	63,000	1	—	—	15	—	—	16
Net loss	—	—	—	—	—	—	(1,303)	(1,303)
Foreign currency translation, net of tax	—	—	—	—	—	(151)	—	(151)
Balance at September 30, 2018	20,101,221	$201	1,240	$(57)	$232,330	$(5,594)	$(203,130)	$23,750
Stock–based compensation	50,808	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	—	(1,702)	(1,702)
Foreign currency translation, net of tax	—	—	—	—	—	(60)	—	(60)
Balance at December 31, 2018	20,152,029	$201	1,240	$(57)	$232,345	$(5,654)	$(204,832)	$22,003
Net loss	—	—	—	—	—	—	(2,856)	(2,856)
Foreign currency translation, net of tax	—	—	—	—	—	(119)	—	(119)
Balance at March 31, 2019	20,152,029	$201	1,240	$(57)	$232,345	$(5,773)	$(207,688)	$19,028
Net loss	—	—	—	—	—	—	(2,577)	(2,577)
Foreign currency translation, net of tax	—	—	—	—	—	(9)	—	(9)
Balance at June 30, 2019	20,152,029	$201	1,240	$(57)	$232,345	$(5,782)	$(210,265)	$16,442
Net loss	—	—	—	—	—	—	(1,446)	(1,446)
Foreign currency translation, net of tax	—	—	—	—	—	(119)	—	(119)
Balance at September 30, 2019	20,152,029	$201	1,240	$(57)	$232,345	$(5,901)	$(211,711)	$14,877

Common Stock

The Company’s Board of Directors has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2019, there were 20,153,269 shares issued and 20,152,029 shares outstanding of common stock. Each share of common stock is entitled to one vote per share.

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

determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by the Company or its affiliates, or a company acquired by the Company or with which it combines. Options outstanding generally vest over a three or four-year period and expire ten years from date of grant. There were 317,323 shares available for grant under the 2009 Plan as of September 30, 2019. Effective September 24, 2019, the 2009 Plan was amended to extend its term and make certain other technical amendments.

The following table summarizes the options activity under the Company’s 2009 Plan for the nine months ended September 30, 2019:

	Options Outstanding
	Number of Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Weighted– Average Grant–Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2018	1,121,332	$1.52	—	$0.99	$—
Options granted	—	$—	—	$—	$—
Exercised	—	$—	—	$—	$—
Canceled/forfeited	—	$—	—	$—	$—
Balance at September 30, 2019	1,121,332	$1.52	5.36	$0.99	$—
Vested and exercisable as of September 30, 2019	1,121,332	$1.52	5.36	$0.99	$—
Vested and exercisable as of September 30, 2019 and expected to vest thereafter	1,121,332	$1.52	5.36	$0.99	$—

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.14 of the Company’s common stock on September 30, 2019 (to the extent that the closing stock price exceeds the exercise price).

As of September 30, 2019, there was $0 of unrecognized compensation cost related to outstanding stock option awards. The Company did not receive any proceeds related to the exercise of stock options for the nine months ended September 30, 2019.

Stock-based compensation expense was included in the following Condensed Consolidated Statements of Comprehensive Loss categories for operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative expense	$—	$16	$—	$177
Total stock-based compensation expense	$—	$16	$—	$177

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

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

NOTE 16—GEOGRAPHICAL INFORMATION (Continued)

Operations by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales
Spain	612	$1,341	$2,278	$4,724
United States	623	150	1,611	2,095
India	—	1,056	864	1,959
China	—	—	—	30
Total Net Sales	$1,235	$2,547	$4,753	$8,808

Long-Lived Assets by Geographic Area

	September 30,	December 31,
	2019	2018
Long-Lived Assets
United States	$722	$1,180
Spain	9,479	9,707
Total Long-Lived Assets	$10,201	$10,887

Foreign sales are based on the country in which the sales originated. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2019 were $548. Net sales to three of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the nine months ended September 30, 2019 were $2,292. Net sales to one of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the three months ended September 30, 2018 were $1,056. Net sales to two of the Company’s major customers that exceeded 10% of the Company’s consolidated net sales for the nine months ended September 30, 2018 were $2,695.

Accounts receivable from three customers amounted to $1,956 as of September 30, 2019 and accounts receivable from one customer amounted to $2,051 as of December 31, 2018.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to inherent risks and uncertainties. These forward-looking statements present our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and are based on assumptions that we have made in light of our industrial experience and perceptions of historical trends, current conditions, expected future developments and other factors management believes are appropriate under the circumstances. However, these forward-looking statements are not guarantees of future performance or financial or operating results. Forward-looking statements include, but are not limited to, the statements regarding the following: (1) incurring substantial losses for the foreseeable future, ability to achieve or sustain profitability in the future and our ability to continue as a going concern; (2) the potential impact of pursuing strategic alternatives, restructuring our business to align with our customers’ geography and our investment in and pursuit of new market opportunities in film packaging products; (3) our historical reliance on a single product line and our pursuit of new market opportunities; (4) that we will be able to achieve our anticipated revenue, earnings or payback from the production of packaging products; (5) that we will complete the sale of our facility in Johor, Malaysia on a timely basis, if at all; (6) our securing net sales to new customers, growing net sales to existing key customers and increasing our market share; (7) customer concentration in our business and our relationships with and dependence on key customers; (8) any outsourcing arrangements and reliance on third parties for the manufacture of a portion of our encapsulants; (9) technological changes in the solar energy industry or our failure to develop and introduce or integrate new technologies could render our encapsulants uncompetitive or obsolete; (10) competition; (11) excess capacity in the solar supply chain; (12) demand for solar energy in general and solar modules in particular; (13) to the extent that they continue to exist, our operations in India and our assets in India and China being subject to significant political and economic uncertainties; (14) limited legal recourse under the laws of India and China; (15) our ability to adequately protect our intellectual property, particularly during any outsource manufacturing of our products; (16) our lack of credit facility and our inability to obtain credit from banks; (17) a significant reduction or elimination of government subsidies and economic incentives or a change in government policies that promote the use of solar energy or manufacture of solar products in any specific geography; (18) volatility in commodity costs; (19) our customers’ financial profile causing additional credit risk on our accounts receivable; (20) our dependence on a limited number of third-party suppliers for raw materials for our encapsulants and other significant materials used in our process; (21) potential product performance matters and product liability; (22) our substantial international operations; (23) the impact of changes in foreign currency exchange rates on financial results, and the geographic distribution of revenues; (24) losses of financial incentives from government bodies in certain foreign jurisdictions; (25) our ability to perform our supply agreement and modified-technology license agreement with our client; and (26) the other risks and uncertainties described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent periodic reports on Form 10-K, 10-Q and 8-K. You are urged to carefully review and consider the disclosure found in our filings, which are available on http://www.sec.gov or http://www.strsolar.com. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, actual results may vary materially from those projected in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Recent Developments

Liquidity Needs. We continue to incur substantial losses. We incurred net losses of $6.9 million for the nine months ended September 30, 2019 and $5.8 million for the year ended December 31, 2018. As of September 30, 2019, our principal source of liquidity was $4.9 million of cash. In addition, our credit facilities are limited to our factoring arrangement in Spain, a €2.0 million economic development loan received in March 2019 from the Regional Promotion Society (“SRP”), an agency of the regional government of Asturias, Spain and a €2.6 million loan received in September 2019 from the Spanish Ministry of Industry, Commerce and Tourism, under its Re-industrialisation Programme (“REINDUS”). Of the €2.6 million loan, €0.9 million was pledged to support a required bank guaranty, which amount is classified under Other Current Assets on our Condensed Consolidated Balance Sheets. Unless and until our operating results improve, we do not expect that we will be able to obtain traditional bank debt. Furthermore, tight credit in the solar manufacturing industry may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels. We have entered into an agreement for the sale of our Johor, Malaysia facility for RM22.5 million (approximately $5.3 million, after realtor fees, as of September 30, 2019). The sale is subject to customary closing conditions, which we have been advised were met as of October 9, 2019. We expect the transaction to close during the fourth quarter of 2019, following the completion of certain formalities required to satisfy local tax and other legal requirements. We cannot assure that the sale will take place on a timely basis, if at all.

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

The Supply Agreement includes a take-or-pay provision under which (i) the Purchaser must purchase a minimum quarterly volume or if not so purchased must compensate us for a percentage of the value of the volume shortfall, and (ii) we must provide a minimum supply quantity or if not so provided must compensate the Purchaser for added costs if required to obtain alternate sourcing. The Supply Agreement provides for a fixed price for Encapsulants supplied during 2020, subject to certain performance criteria, then allows price to be adjusted quarterly based on increases or decreases in the cost of raw materials. The term of the Supply Agreement is for a period of three years from commercial commencement of the new production capacity, to be set up at our expense. The term of the Supply Agreement renews annually for additional one-year periods unless cancelled by either Party. Commencement of the Supply Agreement is dependent upon our purchase and installation of equipment to produce the Encapsulant at a new facility to be established by us, completion of the qualification testing of the Encapsulant, and an initial ramp up period. Assuming the satisfaction of these conditions, we anticipate commencing sales under the Supply Agreement within one year.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

We expect that the initial start-up costs over the next 12 months, including the cost of the Equipment and its installation will be approximately $3.0 million. Based upon current pricing, which is subject to adjustment, we anticipate that the minimum revenue we will receive under the Supply Agreement, if the Purchaser purchases its minimum requirements under this contract, will be approximately $5.0 million per quarter. We cannot assure that we will be able to successfully qualify our Encapsulant or timely complete the purchase and installation of the Equipment within budget, if at all. Even if successful in doing so, we cannot assure that we will be able to successfully manufacture the Encapsulant for the Purchaser. Our failure to so succeed could have a material adverse effect our business and prospects.

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

To reduce our capital outlay, we elected to work through a tolling partner rather than set up our own factory in India.

The developing competitive conditions prevalent in the Indian solar market resulted in slow payment for STR products from Indian manufacturers and credit risk that we are presently unwilling to accept. Along with this economic reality, and also because of our unwillingness to accept orders on uncertain credit terms, our tolling partner informed us that they were no longer interested in cooperating with STR and intended to pursue the local market with their own line of solar products.

Given this backdrop, we and our tolling partner made the decision to unwind our tolling partnership and business in India. As a result, we had no sales in India in the third quarter of 2019 and are working with our former partner to reconcile all related accounts including the collection of outstanding accounts receivable and the settlement of amounts owed by such former tolling partner to STR for equipment and inventory.

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

This project was supported in part by insurance proceeds we received for damage to our plastic manufacturing equipment that occurred in our China manufacturing facility in 2017. These insurance proceeds were available to the Company only if we invested in new plastics manufacturing equipment. We were advised by our insurer that our investment qualified for reimbursement under the terms of our policy and have received from them payments totaling approximately $2.6 million. Of this reimbursement, $0.8 million was received in October 2017 and $1.8 million was received during 2018. To further support this project, in 2019, STR Spain obtained loans aggregating €4.6 million from governmental agencies in Spain. These loans are further described under “Liquidity and Capital Resources” below and Note 12 to our Condensed Consolidated Financial Statements. By the close of 2018, we had substantially completed the necessary renovations to one of our buildings in Asturias, Spain, including the construction of a tower required to accommodate our new equipment, as well as the installation and interconnection of a new, state-of-the-art multi-layer blown film extrusion line. This facility and equipment is now fully operational and ready for scale-up for the production of barrier film structures for the food packaging industry. During the last quarter, we finalized the development of multiple competitive film products, completed and passed the compulsory food safety testing, successfully made samples of each product type for distribution to prospective customers and manufactured our first small production orders. Since installation, we have been focused on qualifying products and marketing and have received multiple small orders to date.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

Changes in the U.S. Solar Landscape. We believe that recent changes in U.S. Trade Policy, including tariffs imposed on solar panels and encapsulants, under Section 301 of the U.S. Trade Act of 1974, in combination with a reduction of the corporate income tax rate to 21% under the Tax Cuts and Jobs Act (“TCJA”), have resulted in a more attractive business climate for solar manufacturing in the United States. We have experienced a significant increase in encapsulant sales from our Connecticut location for the three and nine months ending September 30, 2019, as compared to the corresponding prior-year periods. We attribute this increase to more domestic production of solar panels driven in part by tariffs on imports and the more internationally competitive corporate tax rate. Aside from those drivers, STR has continued to work with prospective customers to evaluate new proprietary encapsulant. Tariffs, and tax rates under the TCJA, may change and disrupt the trajectory of recent gains in sales from our Connecticut location or otherwise deteriorate current conditions.

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

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following tables set forth our condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,235	$2,547	$4,753	$8,808
Cost of sales	2,097	3,006	7,539	8,941
Gross loss	(862)	(459)	(2,786)	(133)
Selling, general and administrative expenses	1,145	1,342	3,707	4,414
Research and development expense	185	200	568	605
Provision for bad debt expense	341	380	1,131	386
Asset impairment expense	514	—	514	—
Operating loss	(3,047)	(2,381)	(8,706)	(5,538)
Interest (expense) income, net	(14)	6	(26)	21
Other income, net	1,686	880	1,617	2,083
Gain (loss) on disposal of fixed assets	155	(38)	156	(421)
Foreign currency transaction (loss) gain	(226)	9	(226)	(153)
Loss before income tax (benefit) expense	(1,446)	(1,524)	(7,185)	(4,008)
Income tax (benefit) expense	—	(221)	(306)	50
Net loss	$(1,446)	$(1,303)	$(6,879)	$(4,058)

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

Net Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Net sales	$1,235	100.0%	$2,547	100.0%	$(1,312)	(51.5)%	$4,753	100.0%	$8,808	100.0%	$(4,055)	(46.0)%

The decrease in net sales for the three months ended September 30, 2019 compared to the corresponding period in 2018 was driven by an approximate 55% decrease in sales volume partially offset by a 5% increase in our average selling price (“ASP”) mainly on Spain sales.

The volume decline was primarily driven by a 56% decrease in Spain due to the further weakening of the European module manufacturing environment, and the elimination of sales in India and China, as a result of our disengagement from those locations. These decreases were partially offset by volume increases to customers in the U.S.

The decrease in net sales for the nine months ended September 30, 2019 compared to the corresponding period in 2018 was primarily driven by a $2.3 million reduction in encapsulant sales combined with the fact that our net sales in the first nine months of 2018 included $1.8 million of revenues related to completed performance obligations under the Original Agreements. The decrease in encapsulant sales was primarily attributable to an approximate 27% decrease in sales volume, as well as a 9% decrease in our ASP.

The volume decline was primarily driven by a 54% volume decrease in India, a 51% volume decrease in Spain, partially offset by an increase in sales of encapsulants to customers in the U.S.

Cost of Sales

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Cost of sales	$2,097	169.8%	$3,006	118.0%	$(909)	(30.2)%	$7,539	158.6%	$8,941	101.5%	$(1,402)	(15.7)%

The decrease in our cost of sales for the three months ended September 30, 2019 compared to the corresponding period in 2018 was primarily driven by the 55% decrease in encapsulant sales volume partially offset by a 5% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 58% decrease in paperless sales mix. Direct labor decreased by $0.2 million attributable to the sales volume decrease.

The decrease in our cost of sales for the nine months ended September 30, 2019 compared to the corresponding period in 2018 was primarily driven by the 27% decrease in encapsulant sales volume partially offset by an approximate 6% increase in raw material cost per unit. The higher raw material cost per unit was primarily driven by a 23% decrease in paperless sales mix. Direct labor decreased by $0.7 million attributable to the sales volume decrease in Spain. Overhead costs decreased by $0.4 million primarily due to continued cost-reduction actions. The increase in cost of sales as a percentage of total net sales in the current nine month period as compared to the corresponding period in 2018, was the inclusion in the 2018 period of revenue associated with achieving project milestones under our Original Agreement, for which we recognized a positive margin.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
SG&A	$1,145	92.7%	$1,342	52.7%	$(197)	(14.7)%	$3,707	78.0%	$4,414	50.1%	$(707)	(16.0)%

SG&A decreased by $0.2 million for the three months ended September 30, 2019 compared to 2018. This decrease was primarily driven by a $0.1 million decrease in annual incentive compensation expense and labor and benefits and a $0.1 million reduction in professional fees.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

SG&A decreased by $0.7 million for the nine months ended September 30, 2019 compared to 2018. This decrease was primarily driven by a $0.1 million decrease in annual incentive compensation expense and labor and benefits, a $0.2 million reduction in non-cash stock compensation expense, a $0.2 million decrease in professional fees and a $0.1 million decrease in restructuring expense.

Research and Development Expense (“R&D”)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
R&D	$185	15.0%	$200	7.9%	$(15)	(7.5)%	$568	12.0%	$605	6.9%	$(37)	(6.1)%

Research and development activities were essentially constant over the three and nine months ended September 30, 2019.

Provision for Bad Debt Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Provision for bad debt expense	$341	27.6%	$380	14.9%	$39	10.3%	$1,131	23.8%	$386	4.4%	$745	193.0%

The provision for bad debt expense for the three and nine months ended September 30, 2019 primarily related to the aging of accounts receivable under our policy, primarily in the U.S and India.

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

Asset Impairment

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Asset Impairment	$514	41.6%	$—	—%	$514	100.0%	$514	10.8%	$—	—%	$514	100.0%

During the third quarter of 2019, we made the determination that the Enfield Connecticut operations could not be counted on to generate any significant profits or positive cash flows in the future those fixed assets were impaired. As a result, in the third quarter of 2019, we recorded an impairment charge of $0.5 million to write down the carrying value of the real property to its fair value. See Note 5 to our Condensed Consolidated Financial Statements.

Other Income (Expense), net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Other income (expense), net	$1,686	136.5%	$880	34.6%	$806	91.6%	$1,617	34.0%	$2,083	23.6%	$(466)	(22.4)%

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

On July 29, 2019, we entered into the New Agreements which included the agreement by Purchaser to pay $2.0 million due to us for work performed under the Original Agreements prior to their suspension, which was received in July 2019.

On March 27, 2018, following the approval of the Company’s Special Committee of Continuing Directors, STR China entered into an agreement to terminate its Huhui Supply Agreement (the “Termination Agreement”) with Zhangjianang Huhui Segpy Co. Ltd (“Huhui”). In connection with the supply agreement, Huhui had provided us with an approximately $1.1 million deposit during the year ended December 31, 2015. Pursuant to the Termination Agreement, Huhui agreed that STR China would retain the deposit, and each of Huhui and STR China agreed to release the other from any liability or further obligations under the Supply Agreement. As a result of the Termination Agreement, we recorded other income of $1.0 million during the first nine months of 2018.

During the three months ended September 30, 2018, we received $1.8 million in the U.S. under the master property insurance plan related to the fire insurance claim. This payment completed the final settlement.

As a result of the anticipated pending sale of our Malaysian facility at a purchase price of RM22.5 million (approximately $5.3 million, after realtor fees, as of September 30, 2019), we recorded a loss on assets held for sale of $0.9 million during the three months ended September 30, 2018.

Foreign Currency Transaction (Loss) Gain

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	%of Total Net Sales	Amount	%of Total Net Sales	Amount	%	Amount	%of Total Net Sales	Amount	%of Total Net Sales	Amount	%
Foreign currency transaction (loss) gain	$(226)	(18.3)%	$9	0.4%	$(235)	(2,611.1)%	$(226)	(4.8)%	$(153)	(1.7)%	$(73)	(47.7)%

The foreign currency transaction impact was a loss of $0.2 million for the three months ended September 30, 2019 compared to a gain of less than $0.1 million for the three months ended September 30, 2018. This change was primarily the result of volatility in the Euro spot exchange rate versus the U.S. dollar.

The foreign currency transaction impact was a loss of $0.2 million for the nine months ended September 30, 2019 compared to a loss of $0.2 million for the nine months ended September 30, 2018.

Our primary foreign currency exposures are intercompany loans, U.S. dollar cash balances in foreign locations and some U.S. dollar denominated accounts receivable at our Spain and China facilities.

Income Tax (Benefit) Expense

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019		2018		Change		2019		2018		Change
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	%
Income tax (benefit) expense	$—	—%	(221)	(8.7)%	$221	100.0%	$(306)	(6.4)%	$50	0.6%	$(356)	(712.0)%

During the three and nine months ended September 30, 2019, we recorded no provision for income taxes and an income tax benefit of $0.3 million, resulting in an effective tax rate of 0.0% and 4.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings and valuation allowances recorded against current year losses.

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

A roll-forward of the severance and other exit cost accrual activity was as follows:

	September 30, 2019	September 30, 2018
Balance as of beginning of year	$0.1	$0.1
Additions	—	0.8
Reductions	—	(0.8)
Balance as of end of period	$0.1	$0.1

The restructuring accrual consisted of $0.1 million and $0.1 million for severance and benefits as of September 30, 2019 and 2018, respectively.

Financial Condition, Liquidity and Capital Resources

We continue to incur substantial losses. We incurred net losses of $6.9 million and $5.8 million for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively. As of September 30, 2019, our principal source of liquidity was $4.9 million of cash, of which $2.4 million was located in jurisdictions outside of the United States. In addition, our credit facilities are limited to our factoring arrangement in Spain, a €2.0 million economic development loan received in March 2019 from the regional government of Asturias, Spain and a €2.6 million loan received in September 2019 from REINDUS. Unless and until our operating results improve, we do not expect that we will be able to obtain traditional bank financing. Furthermore, tight credit in the solar manufacturing industry may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and could lead to an increase in our bad debt levels. We have entered into an agreement for the sale of our Johor, Malaysia facility for RM22.5 million (approximately $5.3 million, after realtor fees, as of September 30, 2019). Although we have obtained the requisite approvals, we cannot assure that the sale will take place on a timely basis, if at all. If we are unable to timely complete the sale of our Malaysia facility, or execute our strategic plans, our liquidity and capital resources will be adversely affected and we may wind down or cease any or all of our operations. Any wind down or dissolution may be a lengthy, complex and costly process and, in such event, there can be no assurance that there will be any funds available for distribution to stockholders.

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

Our wholly owned Spanish subsidiary, STR Spain, has a factoring agreement to sell, with recourse, certain European, U.S. and other foreign company-based receivables to Eurofactor Hispania S.A.U., who was later acquired by Credit Agricole Leasing & Factoring Sucursal en España during the first quarter of 2017. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is €1.5 million (approximately $1.6 million as of September 30, 2019), which is subject to adjustment based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. The annual discount rate is 2% plus EURIBOR for Euro-denominated receivables and 2% plus LIBOR for all other currencies. The agreement renews annually unless terminated by either party with 90 days prior written notice. As of September 30, 2019, €0.1 million (approximately $0.2 million as of September 30, 2019) was outstanding, and €1.4 million (approximately $1.5 million as of September 30, 2019) was available (subject to receivables then outstanding) under the factoring agreement.

As noted above, on January 10, 2019 we entered into a Purchase and Sale Agreement for our Malaysia facility, pursuant to which we would sell the facility to the buyer for RM22.5 million (approximately $5.3 million, after realtor fees, as of September 30, 2019). The agreement provides that the closing of the sale is subject to various customary and regulatory approvals and conditions, including the approval of the Johor Port Authority (“JPA”). The agreement further provides that if the closing does not occur within six months, either party may terminate the agreement, however the Company and the buyer agreed to extend the closing window an additional six months to allow for potential delays in obtaining the necessary approvals. As of October 9, 2019, we were advised that the conditions to close, including the consent of the JPA, had been met. The final steps of the sales process are proceeding according to the Sale and Purchase Agreement, including compliance with certain tax and other regulatory matters. Though the transaction is expected to close in the fourth quarter of 2019, we cannot guarantee that the transaction will close on time, if at all.

In the fourth quarter of 2017, the Company initiated a significant investment through STR Spain to enter the high-end food packaging business. This investment, which leverages our plastics expertise, included the purchase of new, state-of-the-art plastics processing equipment and related building improvements along with the addition of experienced staff to pursue manufacturing and sales of high-end food packaging products. We have received and applied certain conditional insurance proceeds to this project, helping to offset our net capital investment. These insurance proceeds were available to the Company only if we invested in new plastics manufacturing equipment. We were advised by our insurer that our investment qualified for reimbursement under the terms of our policy and, accordingly, they have paid our U.S. entity the amount of $0.8 million in October 2017, to cover the cost of the deposit for the primary capital equipment. Our U.S. entity also received an additional $1.8 million reimbursement during 2018 as we continued to make qualifying capital investment under the packaging project.

On March 13, 2019, STR Spain also obtained a €2.0 million ($2.2 million as of September 30, 2019) loan from SRP (the “SRP Loan”) to further support our entry into the high-end food packaging business. STR Spain is required to use the loan proceeds to help finance the launch and operation of its food packaging products business. The SRP Spain Loan matures on December 31, 2025, with principal due and payable in equal quarterly installments of €0.1 million each, commencing on March 31, 2021. Interest, which is payable quarterly in arrears, accrues at the annual EURIBOR rate (as such term is defined in the loan agreement) plus an applicable margin. During the first two years, the applicable margin is 2%, and thereafter increases by 1% per year until the applicable margin is 5% in the fifth year of the loan. The loan may be prepaid at any time without premium or penalty. The loan is secured by a mortgage of STR Spain’s business and certain facilities, and contains customary covenants, including a covenant prohibiting STR Spain from making distributions to us, as sole shareholder, without the prior approval of the lender. In connection with the SRP Spain Loan, we have also agreed to provide STR Spain with resources to support the loan and the continuity of the packaging initiative.

On September 10, 2019, STR Spain obtained a €2.6 million loan (approximately $2.9 million as of September 30, 2019) from REINDUS (the “REINDUS Loan”). STR Spain expects to use the loan proceeds to help finance the launch and operation of its food packaging products business. The loan matures in September 2029, with principal due and payable in seven equal annual installments of €0.4 million each, commencing in September 2023. Interest, which is payable annually in arrears, accrues at the annual rate of 1.647% for the life of the loan. The loan is partially secured by bank guarantees in an initial total amount of €0.9 million. STR Spain has deposited €0.9 million with guaranteeing bank to support a required bank guarantee. This deposit is classified under Other Current Assets on our Condensed Consolidated Balance Sheets. The required total amount of the bank guarantees is reduced over the term of the loan as principal and interest payments are made.

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

Our cash and cash equivalents balance is located in the following geographies (dollars in thousands):

September 30, 2019
United States	$2,541
Spain	2,086
China	143
Hong Kong	117
Malaysia	26
India	1
Consolidated	$4,914

As noted above, due to, among other things, the difficulty repatriating cash to the U.S., we may have limited access to the $0.1 million of cash located in China for use outside the country.

We do not permanently re-invest our Malaysia subsidiary’s earnings. Based upon the Malaysia subsidiary’s liabilities to us, we expect the undistributed earnings of our Malaysia subsidiary should be available to be repatriated to the U.S. in a tax-efficient manner. We do not permanently re-invest our Spain earnings. Subject to our covenants and commitments to our lenders in Spain, this cash balance is available for dividend repatriation (less any applicable withholding taxes). We have not elected to permanently re-invest our Hong Kong and China earnings and plan to utilize our cash located in Hong Kong and China to fund working capital requirements and wind-down costs. Our goal is to achieve and maintain self-sufficiency in each of our manufacturing locations to meet local cash requirements. We cannot assure that we will continue to fund the manufacturing operations in any location, if such operations would require investment of additional cash from other jurisdictions.

Cash Flows

Cash Flow from Operating Activities

Net cash used in operating activities was $4.8 million for the nine months ended September 30, 2019 compared to net cash used in operating activities of $2.6 million for the nine months ended September 30, 2018. Net loss plus and minus non-cash adjustments (“cash loss”) declined by approximately $2.5 million for the nine months ended September 30, 2019 compared to the same period in 2018. This decline was primarily driven by the conversion of bank acceptance notes to cash in 2018.

Cash Flow from Investing Activities

Net cash used in investing activities was $1.0 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. We expect remaining 2019 consolidated capital expenditures to be approximately $0.5 million, mainly related to the New Agreements as well as cost reduction projects. As noted above, we expect this initial start-up costs of this project over the next 12 months, including the cost of the equipment and its installation, will be approximately $3.0 million.

Cash Flow from Financing Activities

Net cash provided by financing activities was $4.8 million and net cash used in financing activities was $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to the STR Spain loans received in 2019.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. During the first nine months of 2019, we were not materially affected by inflation.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

Item 6. Exhibits

*10.1	English translation of REINDUS Loan, dated as of September 10, 2019, by and between Specialized Technology Resources España, S.A. and Spanish Ministry of Industry, Commerce and Tourism (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

STR Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts in thousands except share amounts, per share amounts or unless otherwise noted

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STR HOLDINGS, INC.
(Registrant)

Date: November 14, 2019	/s/ Thomas D. Vitro
	Name:	Thomas D. Vitro
	Title:	Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)